Form 10-Q
period 1995-09-30
PMC CAPITAL INC
filed 1995-11-14
CIK 722571

                                   FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1995

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to
                                                --------    ---------

                 Commission File Number   811-3780
                                         ----------

                               PMC CAPITAL, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)


         FLORIDA                                       59-2338439
-----------------------------               ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

 17290 Preston Road, 3rd Floor, Dallas, TX 75252             (214) 380-0044
--------------------------------------------------      ------------------------
(Address of principal executive offices)                (Registrant's telephone
                                                                 number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           YES   X        NO
                               -----         -----

As of October 31, 1995, Registrant had outstanding 10,830,987 shares of Common Stock, par value $.01 per share.

                               PMC CAPITAL, INC.



                                     INDEX


PART I.  Financial Information                                          PAGE NO.
         ---------------------                                          --------

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets -
                   September 30, 1995 and December 31, 1994                 2

                  Consolidated Statements of Income -
                   Nine Months Ended September 30, 1995 and 1994            3
                   Three Months Ended September 30, 1995 and 1994           4

                  Consolidated Statements of Cash Flows -
                   Nine Months Ended September 30, 1995 and 1994            5

                   Notes to Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of
                   Results of Operations and Financial Condition            9

PART II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                         16

                                  PART      I

                             Financial Information

                                   ITEM    1.

                       Consolidated Financial Statements





                                        1                           PAGE 3 OF 19

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                        1995               1994
                                                                     ------------      -------------
                               ASSETS                                 (UNAUDITED)
INVESTMENTS AT VALUE:
  Loans receivable, net..............................................$106,061,709      $  75,264,189
  Excess servicing asset, net........................................   4,945,507          5,100,202
  Cash equivalents...................................................  32,902,580         33,003,391
  Government securities..............................................      -               4,882,166
  Restricted investments.............................................   1,768,000          1,533,591
  Real property owned................................................      60,008            307,658
                                                                     ------------      -------------

TOTAL INVESTMENTS.................................................... 145,737,804        120,091,197
                                                                     ------------      -------------

OTHER ASSETS:
  Cash ..............................................................     668,838            693,014
  Accrued interest receivable........................................     782,753            425,038
  Receivable for loans sold..........................................   4,778,413          1,910,080
  Due from affiliates................................................     829,191            437,592
  Investment in subsidiary...........................................      26,000             26,000
  Property and equipment, net........................................     203,885            247,735
  Deferred charges, deposits and other assets........................   2,526,768          1,585,444
                                                                     ------------      -------------

TOTAL OTHER ASSETS...................................................   9,815,848          5,324,903
                                                                     ------------      -------------

TOTAL ASSETS.........................................................$155,553,652      $ 125,416,100
                                                                     ============      =============

                 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  SBA debentures payable.............................................$ 43,540,000      $  26,280,000
  Notes payable......................................................  35,001,000         25,001,000
  Accrued interest payable...........................................     912,812          1,033,312
  Deferred fee revenue...............................................     455,544            554,738
  Borrower advances..................................................   3,997,462          2,954,162
  Dividends payable..................................................   2,817,764          3,944,260
  Accounts payable...................................................   2,062,173          2,153,750
  Other liabilities..................................................     980,938          1,123,558
                                                                     ------------      -------------

TOTAL LIABILITIES....................................................  89,767,693         63,044,780
                                                                     ------------      -------------


CUMULATIVE PREFERRED STOCK OF SUBSIDIARY.............................   7,000,000          5,000,000
                                                                     ------------      -------------

SHAREHOLDERS' EQUITY:
  Common stock, authorized 15,000,000 shares of $.01 par value,
       10,802,943 and 10,684,035 shares issued and outstanding
       at September 30, 1995 and December 31, 1994, respectively.....     108,029            106,840
  Additional paid-in capital ........................................  57,613,651         56,254,654
  Undistributed net operating income.................................   1,525,279          1,386,826
  Net unrealized depreciation on investments.........................    (461,000)          (377,000)
                                                                     ------------      -------------

                                                                       58,785,959         57,371,320
                                                                     ------------      -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...........................$155,553,652      $ 125,416,100
                                                                     ============      =============

NET ASSET VALUE PER COMMON SHARE.....................................    $5.44              $5.37
                                                                     ============      =============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.





                                      2                             PAGE 4 OF 19

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                             -----------------------------
                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                1995             1994
                                                             ------------    -------------
INVESTMENT INCOME:
  Interest...................................................$ 11,864,775    $   8,702,047
  Premium income.............................................   2,227,535        2,096,589
  Other investment income, net...............................      62,247          181,910
                                                             ------------    -------------

Total investment income......................................  14,154,557       10,980,546

Other income, net............................................   1,500,489        1,064,218
                                                             ------------    -------------

Total income.................................................  15,655,046       12,044,764
                                                             ------------    -------------

EXPENSES:
  Salaries and related benefits..............................   2,082,394        1,750,792
  Rent.......................................................     156,397          140,729
  Legal and accounting.......................................     106,840           69,534
  Directors and shareholders expense.........................      31,717           36,093
  Small Business Administration fees.........................      58,001           31,882
  General and administrative.................................     892,648          635,882
  Profit sharing plan........................................     151,994           89,254
  Interest...................................................   3,617,482        2,626,868
                                                             ------------    -------------

Total expenses...............................................   7,097,473        5,381,034
                                                             ------------    -------------


Net  operating income........................................   8,557,573        6,663,730
                                                             ------------    -------------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off........................................    (191,969)        (174,144)
    Change in unrealized appreciation
      (depreciation) on investments..........................     (84,000)         828,564
                                                             ------------    -------------

Total realized and unrealized gain (loss) on investments.....    (275,969)         654,420
                                                             ------------    -------------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS.................................$  8,281,604    $   7,318,150
                                                             ============    =============


EARNINGS PER COMMON SHARE...................................       $0.756           $0.682
                                                             ============    =============

PREFERRED DIVIDENDS.........................................     $160,328          $67,351
                                                             ============    =============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................   10,747,363       10,631,584
                                                             ============    =============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.





                                      3                             PAGE 5 OF 19

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                          ------------------------------
                                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                                              1995              1994
                                                                          ------------      ------------
INVESTMENT INCOME:
  Interest................................................................$  4,397,372      $  3,248,666
  Premium income..........................................................     645,649           393,718
  Other investment income, net............................................      57,506            14,322
                                                                          ------------      ------------

Total investment income...................................................   5,100,527         3,656,706

Other income, net.........................................................     533,349           338,310
                                                                          ------------      ------------

Total income..............................................................   5,633,876         3,995,016
                                                                          ------------      ------------

EXPENSES:
  Salaries and related benefits...........................................     646,531           639,621
  Rent....................................................................      46,001            42,907
  Legal and accounting....................................................       8,034            11,180
  Directors and shareholders expense......................................       6,275             8,760
  Small Business Administration fees......................................      29,085            14,779
  General and administrative..............................................     341,191           223,793
  Profit sharing plan.....................................................      50,000            37,500
  Interest................................................................   1,352,384           886,348
                                                                          ------------      ------------

Total expenses............................................................   2,479,501         1,864,888
                                                                          ------------      ------------


Net  operating income.....................................................   3,154,375         2,130,128
                                                                          ------------      ------------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off.....................................................     (22,742)          (70,434)
    Change in unrealized appreciation
      (depreciation) on investments.......................................    (165,000)          756,564
                                                                          ------------      ------------

Total realized and unrealized gain (loss) on investments..................    (187,742)          686,130
                                                                          ------------      ------------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS..............................................$  2,966,633      $  2,816,258
                                                                          ============      ============


EARNINGS PER COMMON SHARE.................................................      $0.269            $0.262
                                                                          ============      ============

PREFERRED DIVIDENDS.......................................................     $63,013           $22,191
                                                                          ============      ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING................................  10,780,777        10,645,451
                                                                          ============      ============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.





                                      4                             PAGE 6 OF 19

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               NINE MONTHS ENDED
                                                                                        ----------------------------------
                                                                                        SEPTEMBER 30,      SEPTEMBER 30,
                                                                                            1995                1994
                                                                                        --------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments...........$    8,261,604     $     7,318,150
  Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale.....................................................   (25,037,580)        (23,179,630)
        Proceeds from sale of guaranteed loans..........................................    24,303,329          26,137,476
        Change in unrealized depreciation on investments and loans written-off..........       275,969            (654,420)
        Unrealized premium income, net..................................................       116,523              96,640
        Amortization of property and equipment and other deferred costs.................       133,897             106,255
        Amortization of excess servicing asset..........................................       719,853           1,037,663
        Accretion of discount on portfolio..............................................      (119,355)           (252,708)
        Accretion of deferred fees......................................................      (362,778)           (334,191)
        Accretion on government securities..............................................      (123,318)             (4,770)
        Deferred fees collected.........................................................     1,092,456           1,003,541
        Gain on sale of assets..........................................................       (13,362)            (27,867)
        Net change in operating assets and liabilities:
           Accrued interest receivable..................................................      (357,715)           (191,645)
           Other assets.................................................................      (855,463)             91,810
           Accrued interest payable.....................................................      (120,500)           (252,750)
           Borrower advances............................................................     1,043,300             414,266
           Other liabilities............................................................      (479,884)           (144,534)
                                                                                        --------------     ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES...............................................     8,476,976          11,163,286
                                                                                        --------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded..........................................................................   (38,116,118)        (34,090,217)
  Principal collected...................................................................     6,363,785          12,799,917
  Purchase of furniture and fixtures and other assets...................................       (14,487)            (60,854)
  Purchase of government securities.....................................................    (3,942,013)            -
  Proceeds from maturities of government securities.....................................     8,947,497           3,000,000
  Investment in restricted cash.........................................................      (234,409)            -
  Proceeds from sale of assets..........................................................       205,769             311,804
                                                                                        --------------     ---------------
NET CASH USED IN INVESTING ACTIVITIES...................................................   (26,789,976)        (18,039,350)
                                                                                        --------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of SBA debentures.............................................    15,000,000           6,000,000
   Proceeds from issuance of notes payable..............................................    10,000,000             -
   Proceeds from issuance of common stock...............................................       764,862             403,846
   Proceeds from issuance of preferred stock............................................     2,000,000           2,000,000
   Payment of dividends on common stock.................................................      (549,145)         (7,417,874)
   Payment of dividends on preferred stock..............................................        17,973             (67,351)
   Advances from (to) affiliates, net...................................................      (391,599)           (141,392)
   Payment of issuance costs............................................................      (446,927)           (157,500)
                                                                                        --------------     ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES...............................................    26,395,164             619,729
                                                                                        --------------     ---------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................................     8,082,164          (6,256,335)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD..........................................    33,696,405          25,346,212
                                                                                        --------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD................................................$   41,778,569     $    19,089,877
                                                                                        ==============     ===============

SUPPLEMENTAL DISCLOSURE:
   INTEREST PAID........................................................................$    3,737,982     $     2,879,618
                                                                                        ==============     ===============

   DIVIDENDS REINVESTED.................................................................$      595,324     $       495,924
                                                                                        ==============     ===============

   LOANS RECEIVABLE ACQUIRED IN EXCHANGE FOR SBA DEBENTURES.............................$    2,109,062     $       -
                                                                                        ==============     ===============

   RECLASSIFICATION FROM LOANS RECEIVABLE TO REAL PROPERTY OWNED........................$       65,000     $       661,912
                                                                                        ==============     ===============

   LOANS TO FACILITATE SALE OF REAL PROPERTY OWNED......................................$       85,000     $       152,700
                                                                                        ==============     ===============

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                 STATEMENTS.


                                      5                             PAGE 7 OF 19

                               PMC CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of PMC Capital, Inc. ("PMC Capital") and its subsidiaries (collectively, the "Company") as of and for the three and nine months ended September 30, 1995 have not been audited by
independent accountants.   In the opinion of PMC Capital's management, the
financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1995, the results of operations for the three and nine month periods ended September 30, 1995 and 1994 and cash flows for the nine month periods ended September 30, 1995 and 1994. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1994 Annual Report on Form 10-K.

The results for the nine months ended September 30, 1995 are not necessarily indicative of future financial results.

Certain prior period amounts have been reclassified to conform to current period presentation.

NOTE 2.   VALUATION OF INVESTMENTS

Loans are reported at their principal outstanding balance net of charge-offs, deferred loan fees and costs on originated loans, and unearned income and unamortized discounts on purchased loans. Interest income is generally recognized using the interest method. Loan origination fees and certain direct loan origination costs are deferred and the net amounts are amortized as an adjustment of the loans' yield.

STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NOS. 114 AND 118
The Company adopted SFAS No.114, "Accounting by Creditors for Impairment of a Loan," and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures" on January 1, 1995. Under these new standards, a loan is considered impaired, based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Since most of the Company's loans are collateral dependent, the measurement of impaired loans is generally based on the fair value of the collateral. To the extent that loans are not collateral dependent, the measurement of impaired loans will be based on the present value of expected future cash flows from loan payments discounted at the historical effective interest rate. The adoption of SFAS Nos. 114 and 118 did not have a material effect on the Company's consolidated financial statements.

Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 60 days. If a loan or a portion of a loan is classified as doubtful or is partially reserved or charged-off, the loan is classified as


                                        6                           PAGE 8 OF 19

                               PMC CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   VALUATION OF INVESTMENTS (CONTINUED)

nonaccrual. Loans that are on a current payment status or past due less than 60 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

At September 30, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1.6 million. Of this total, approximately $500,000 related to loans with no valuation reserve since the estimated fair value of the collateral for each loan exceeded the respective loan balance. Approximately $1.1 million of these loans has a corresponding valuation allowance of $410,000. The Company recognized approximately $70,000 of interest on impaired loans (during the portion of the period that they were impaired) on a cash basis. Had these impaired loans performed in accordance with their original terms, interest income of approximately $40,000 and $120,000 would have been recognized during the three and nine months ended September 30, 1995, respectively.


NOTE 3.  EXCESS SERVICING ASSET

During the first quarter of 1995, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 94-9, "Determining a Normal Servicing Fee Rate for the Sale of an SBA Loan." This consensus provides that for purposes of allocating the recorded investment in a loan between the portion of the loan sold and the portion retained, including any excess servicing asset, a normal servicing fee of 40 basis points should be used. The Company has historically used 50 basis points as a normal servicing fee. The effect of this change in estimate was not material to the consolidated financial statements during the nine months ended September 30, 1995.


NOTE 4.  LONG-TERM DEBT

During April 1995, the Company assumed $2,260,000 in SBA debentures from a non-affiliated small business investment corporation in exchange for loans receivable of $2,109,062 and cash of $150,938. The loans acquired had been initially originated by the Company and a portion sold to the non-affiliated small business investment corporation. All of these loans were purchased at par and were performing according to their terms at the time of reacquisition. The SBA debentures assumed were as follows:

          Maturity Date           Interest Rate               Amount
          -------------           -------------               ------
         September 1, 1997           10.35%                $   800,000
         December 1,  1999            8.60%                    650,000
         September 1, 2000            9.30%                    300,000
         December 1, 2002             7.51%                    510,000
                                                           -----------
                                                           $ 2,260,000
                                                           ===========



                                        7                           PAGE 9 OF 19

                               PMC CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  LONG-TERM DEBT (CONTINUED)

On May 8, 1995, PMC Investment Corporation (a subsidiary of PMC Capital, Inc.) issued 20,000 shares of $100 par value, 4% cumulative preferred stock for $2 million to the SBA pursuant to the Small Business Investment Act of 1958. The preferred stock must be redeemed at par no later than 15 years from the date of issuance.

During April 1995, the Company consummated a $10 million private placement of uncollateralized senior notes, $5 million of which is due in April 2003 with a fixed interest rate of 8.6%. The remaining $5 million is due in April 2004 with an interest rate of LIBOR plus 1.3%, reset quarterly. During June 1995, PMC Investment Corporation ("PMIC") issued $5 million in SBA debentures which mature June 2005, bearing interest at 3.69% through June 2000 and 6.69% thereafter. During September 1995, PMIC issued an additional $7 million in SBA debentures which mature in September 2005 and bear interest at 3.875% through September 2000 and 6.875% thereafter.

NOTE 5.  WRITE-DOWN OF REGISTRATION COSTS

In 1994, PMC Investment Corporation ("PMIC") filed a registration statement with the Securities and Exchange Commission to register shares of its common stock. The Company has incurred approximately $106,000 in costs in connection with the filing of the registration statement. PMIC, a licensed specialized small business investment company, uses long-term funds provided by the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate is reduced through an SBA subsidy of 3% during the first five years). Due to recent uncertainties surrounding the availability of SBA subsidized debentures or preferred stock for the fiscal year of the SBA ending September 30, 1996, it is unlikely that completion of the registration process will occur in fiscal year 1995. Accordingly, during the three months ended September 30, 1995, the Company has expensed the costs of registration.





                                        8                          PAGE 10 OF 19

                                     PART I
                             Financial Information

                                    ITEM 2.
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition

CERTAIN ACCOUNTING CONSIDERATIONS

In accordance with its business and financing strategy, the Company sells the guaranteed portions of its Small Business Administration ("SBA") loans while retaining servicing rights. A portion of the Company's revenue is recognized from the premium on the sale of loans, which principally represents excess servicing spread and may include cash received. The excess servicing spread is calculated as the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investors who purchased the loan to the extent that this difference exceeds the normal loan servicing fees (the "Excess Servicing Spread").

At the time of sale, the value of the Excess Servicing Spread is reported as income and concurrently recorded as a corresponding asset on the Company's consolidated balance sheet (the "Excess Servicing Asset"). The rate of amortization of the Excess Servicing Asset is based on certain estimates made by management at the time such loan is sold including the estimated life of the loan. Management's expectations of future prepayment rates are based on the historical rate of repayment of the Company's loans and other considerations. These other considerations include economic factors, such as the prevailing interest rate environment and the availability of alternative financing. There can be no assurance of the accuracy of management's prepayment estimates. If prepayments occur at a faster rate than expected, the amortization of the Excess Servicing Asset will be accelerated as a charge to earnings. If actual prepayments occur at a slower rate than estimated, cash flows from the Excess Servicing Spread would exceed previously expected amounts and total income in future periods would be enhanced.

During the first quarter of 1995, the Company completed a reassessment of the method used to amortize the Excess Servicing Asset. Historically, the Company had amortized the Excess Servicing Asset based upon the estimated life for each loan at the time of sale, expectation of prepayments and other considerations. When a loan was paid in full, the remaining unamortized Excess Servicing Asset, if any, was charged against income. Considering the above factors and the Company's historical portfolio performance, the Company extended over the expected remaining life of the related loans the period over which the remaining Excess Servicing Asset is amortized for loans originated and sold prior to January 1, 1995.

RESULTS OF OPERATIONS

General.   By increasing other sources of revenues, PMC Capital, Inc. ("PMC
Capital" or collectively with its subsidiaries, the "Company") has been able to reduce its reliance on the income generated from its SBA guaranteed lending subsidiary, First Western SBLC, Inc. ("First Western"). As described below, since 1992 the Company's other lending activities have increased and the Company has established other revenue sources. In the opinion of management, this diversification will enhance future profits.

                                        9                          PAGE 11 OF 19

In the second half of 1993, PMC Capital issued senior unsecured notes in an aggregate principal amount of $25,000,000 (the "Senior Unsecured Notes") at a weighted average interest rate of 7.14%. PMC Capital designated the funds received from these Senior Unsecured Notes to be utilized in its non-SBA lending program. All proceeds from the Senior Unsecured Notes were used to originate non-SBA loans with interest rates ranging from 10.5% to 11.5% plus a commitment fee of 3%, or to purchase loans from the Resolution Trust Corporation ("RTC") and/or its agents. The spread between the rate at which PMC Capital's non-SBA lending program has borrowed funds and the rate at which it has loaned these funds is currently generating a positive effect on the Company's net operating income. All of the loans originated by PMC Capital have penalty provisions as a disincentive for prepayment. However, in a declining interest rate environment, when borrowers could refinance at lower interest rates, the likelihood of prepayment increases. If the loans are prepaid, the Company may have to originate new loans with these funds at a lower interest rate. The Company anticipates that if relending rates were lower, they would likely continue to exceed the cost of funds and generate a positive spread. In periods of rising interest rates, the likelihood of prepayments on loans with fixed interest rates is less prevalent.

Two subsidiaries of PMC Capital, Western Financial Capital Corporation ("Western Financial"), a small business investment corporation ("SBIC"), and PMC Investment Corporation ("PMIC"), a specialized small business investment corporation ("SSBIC"), have continued to increase lending activities. The SBA, which regulates SBIC operations, provided certain statutory relief during 1994 allowing Western Financial and PMIC to increase their portfolio investments in the non-developer hospitality industry in excess of one-third of their respective outstanding portfolios. Consequently, these two subsidiaries have become more active lenders. During the nine months ended September 30, 1995, Western Financial and PMIC had loan originations of approximately $7.0 million and $16.9 million, respectively.

Increased revenues were also generated by PMC Capital's investment advisor subsidiary, PMC Advisers, Inc. ("Advisers"). Advisers provides investment advisory services to PMC Commercial Trust ("PMC Commercial", a Texas real estate investment trust, an affiliate of PMC Capital) pursuant to an investment management agreement. During the remainder of 1995, increases in advisory fee income are expected to continue as a result of the increasing loan portfolio of PMC Commercial.

During periods of economic growth, the Company and its lending programs face heightened competition from traditional lending sources. From February 1994 to September 1995, the U.S. economy experienced seven increases in the prime rate of interest charged by the banking industry. These increases caused the stated interest rate on First Western's variable rate loan portfolio to be increased
by 300 basis points through September 30, 1995.   This upward trend has
increased the yield on First Western's retained loan portfolio. As of October 1, 1995, most of the First Western portfolio was reduced 25 basis points due to the decrease in the prime rate to 8.75%. First Western has experienced some prepayments on its variable rate loans primarily due to the rising interest rate environment. An increase in interest rates and competition from other lenders may cause additional prepayments.





                                        10                         PAGE 12 OF 19

The interest rate environment and certain applicable legislative changes have affected the secondary market for the SBA 7(a) guaranteed portion of loans originated by First Western. The most notable legislative changes resulted from the Revenue Reconciliation Act of 1993 which required SBA program lenders to pay a fee of 40 basis points per annum on the outstanding principal balance of any loans sold in the secondary market subsequent to August 31, 1993 and reduced the SBA guaranteed percentage of certain loans. The value of the guaranteed portion of loans decreased to compensate for the cost attributable to this fee and the percentage of loans eligible to be sold through the secondary market was diminished by the reduction in the SBA guaranteed percentage. Additionally, as interest rates fluctuated during 1994, the secondary market demand for the guaranteed portion of the SBA 7(a) loans decreased and the premiums declined. Continued program and market changes may have an adverse effect on future periods of operations. The secondary market demand increased in late 1994 and has continued the increase during 1995.

During December 1994, First Western completed a securitization and structured sale of $24.8 million of its non- guaranteed SBA loan portfolio. This transaction was rated "Aaa" by Moody's Investors Service and created an additional Excess Servicing Spread. The future profitability of the Company's SBA 7(a) lending activities will be impacted by a number of factors including;
(i) the more efficient capital structure achieved by First Western's securitization and future securitizatons, (ii) volume of lending, (iii) length of loans, (iv) structure of sales to the secondary market, (v) interest rates charged and related terms (vi) quality of portfolio, (vii) prepayment experience and (viii) legislative and/or regulatory changes.

The SBA is currently operating the 7(a) program under the "continuing resolution" passed by Congress, which is to remain in effect until November 15, 1995. Certain changes were made to the SBA 7(a) program as follows:

- Effective October 1995, the fees to be charged to the borrower by the SBA for the SBA's guaranty of a loan to the lender has been increased. The fees are now based on the size of the originated loan and will range from 2% to 3.875% of the guaranteed portion of the loan. The fees had been 2% of the guaranteed portion of the loan.

- Lenders had been assessed by the SBA a 40 basis point fee per annum on the guaranteed portion of loans outstanding in the secondary market. This fee has been increased to 50 basis points for all loans approved after October 1, 1995 irrespective of whether the guaranteed portion of these loans are sold into the secondary market . Since the Company has historically sold the guaranteed portion of its SBA 7(a) loans into the secondary market, the effect of this change to First Western will be an increased fee from 40 basis points to 50 basis points.





                                        11                         PAGE 13 OF 19

In 1994, PMC Investment Corporation ("PMIC") filed a registration statement with the Securities and Exchange Commission to register shares of its common stock. The Company has incurred approximately $106,000 in costs in connection with the filing of this registration statement. PMIC, a licensed specialized small business investment company, uses long-term funds provided by the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate is reduced through a SBA subsidy by 3% during the first five years). It appears that there will be no SBA subsidized debentures or preferred stock available during the fiscal year of the SBA ending September 30, 1996. As a result, it is unlikely that completion of the registration process will occur in fiscal year 1995. Accordingly, during the three months ended September 30, 1995, the Company has expensed the costs of registration. In anticipation of this potential unavailability of SBA subsidized funds, PMIC issued $12 million in new subsidized debentures during 1995 and at September 30, 1995 had available approximately $11 million to fund future commitments made by PMIC. To the extent PMIC has commitments above available working capital, PMC Capital will originate those loans.

Any other aspect of the SBA programs under which the Company participates could be modified by legislation or agency policy changes. PMC Capital has established and is ready to implement contingent strategies if the SBA programs under which any of its subsidiaries operates were to be eliminated or curtailed.

NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1994

Interest income increased by $3,162,728, or 36%, from $8,702,047 for the nine months ended September 30, 1994 to $11,864,775 for the nine months ended September 30, 1995. This increase was primarily attributable to: (i) the additional interest income from Western Financial, PMIC and PMC Capital's increased loan portfolios, (ii) the increased yield on First Western's loan portfolio as a result of an increase in variable interest rates and (iii) the increased interest on temporary investments due to the funds received from the securitization and structured sale of assets during December 1994 which were initially placed in short-term investments.

Premium income increased by $130,946, or 6%, from $2,096,589 for the nine months ended September 30, 1994 to $2,227,535 for the nine months ended September 30, 1995. The premium income increased in spite of the volume of loans sold decreasing by $1,834,147, or 7%, from $26,137,476 during the nine months ended September 30, 1994 to $24,303,329 during the nine months ended September 30, 1995. This increase in premium income was primarily attributable to the increased demand for these SBA loan products by the secondary market. The increased demand was a result of stabilized interest rates and the decrease in the prime rate in July 1995. Accordingly, the premium on individual loans sold increased. During the three month period ended September 30, 1995 the stated maturities of loans sold was longer than during the first six months of 1995. The premium derived from the secondary market is directly related to the term of the loan.

Other investment income, net, decreased by $119,663, or 66%, from $181,910 for the nine months ended September 30, 1994 to $62,247 for the nine months ended September 30, 1995. This decrease was primarily attributable to decreased prepayment fees received during the nine months ended September 30, 1995. During the nine month period ended September 30, 1994, the prime interest rate


                                        12                         PAGE 14 OF 19
was initially at a low level and began to increase. Consequently, a number of prepayments were received on PMIC and Western Financial loans during the first six months of 1994. During the comparable period in 1995, there were fewer prepayments.

Other income, net, increased by $436,271, or 41%, from $1,064,218 during the nine months ended September 30, 1994 to $1,500,489 during the nine months ended September 30, 1995. This increase was primarily attributable to the investment management fees generated by Advisers.

Operating expenses, not including interest, increased by $725,825, or 26%, from $2,754,166 during the nine months ended September 30, 1994 to $3,479,991 during the nine months ended September 30, 1995. Included in operating expenses for the nine months ended September 30, 1995, are $106,191 pertaining to the aggregate of costs of the PMIC registration statement. This increase was also primarily attributable to: (i) increased staff and general overhead necessary to manage the increased portfolio of the Company, (ii) the operations of Advisers and (iii) increases in state franchise tax expense.

Interest expense increased by $990,614, or 38%, from $2,626,868 during the nine months ended September 30, 1994 to $3,617,482 during the nine months ended September 30, 1995. This increase was primarily attributable to: (i) the interest expense on $23,260,000 in SBA debentures issued or assumed between September 1994 and September 1995 by PMIC and Western Financial, (ii) the scheduled increase in interest rate on $5,000,000 of PMIC's SBA debentures during the first half of 1995 and (iii) the issuance of $10,000,000 of senior notes by PMC Capital on April 19, 1995.

Included in realized and unrealized gain (loss) on investments during the nine months ended September 30, 1994 was a $752,000 gain related to the recognition of value attributable to the assets underlying a securitization of loans by First Western. During 1995, there has not been a comparable transaction. Not including the aforementioned gain, realized and unrealized gain (loss) on investments has increased by $178,389, or 182%, from a loss of $97,580 for the nine months ended September 30, 1994 to a loss of $275,969 during the nine months ended September 30, 1995. This increase in loss is attributable primarily to loans presently in the process of liquidation. Based on updated area demographics, appraisals and the condition of the collateral properties, valuation reserves were increased. Loan losses for the nine month period ended September 30, 1995 continue at a low annualized rate, approximately 0.41% of average outstanding loans receivable, primarily attributable to: (i) minimal losses incurred in the Company's largest industry concentration (the lodging industry), (ii) continued monitoring efforts, (iii) the strong economy and (iv) the low interest rates over the previous several years.


THREE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

Interest income increased by $1,148,706, or 35%, from $3,248,666 for the three months ended September 30, 1994 to $4,397,372 for the three months ended September 30, 1995. This increase was primarily attributable to: (i) the additional interest income from Western Financial, PMIC and PMC Capital's increased loan portfolios, (ii) the increase in the variable interest rate on First Western's


                                        13                         PAGE 15 OF 19
portfolio and (iii) the increased interest on temporary investments due to the funds received from the securitization and structured sale of assets during December 1994 which were initially placed in short-term investments.

Premium income increased by $251,931, or 64%, from $393,718 for the three months ended September 30, 1994 to $645,649 for the three months ended September 30, 1995. This increase was primarily attributable to the longer stated maturities of loans sold during the three month period ended September 30, 1995 and the increased demand for these SBA loan products by the secondary market. The premium derived from the secondary market is directly related to the term of the loan.

Other investment income, net, increased by $43,184, or 302%, from $14,322 for the three months ended September 30, 1994 to $57,506 for the three months ended September 30, 1995. This increase was primarily attributable to prepayment fees received during the three months ended September 30, 1995.

Other income, net, increased by $195,039, or 58%, from $338,310 during the three months ended September 30, 1994 to $533,349 during the three months ended September 30, 1995. This increase was primarily attributable to the investment management fees generated by Advisers.

Operating expenses, not including interest, increased by $148,577, or 15%, from $978,540 during the three months ended September 30, 1994 to $1,127,117 during the three months ended September 30, 1995. This increase was primarily a result of $106,191 pertaining to the aggregate of costs of the PMIC registration statement.

Interest expense increased by $466,036, or 53%, from $886,348 during the three months ended September 30, 1994 to $1,352,384 during the three months ended September 30, 1995. The increase was primarily attributable to; (i) the interest expense on $23,260,000 in SBA debentures issued or assumed between September 1994 and September 1995 by PMIC and Western Financial, (ii) the scheduled increase in interest rate on $5,000,000 of PMIC's SBA debentures during 1995 and (iii) the issuance of $10,000,000 in senior notes by PMC Capital on April 19, 1995.

Included in realized and unrealized gain (loss) on investments during the three months ended September 30, 1994 was a $752,000 gain related to the recognition of value attributable to the assets underlying a securitization of loans by First Western. During 1995, there has not been a comparable transaction. Not including the aforementioned gain, realized and unrealized gain (loss) on investments has increased from a loss of $65,870 for the three months ended September 30, 1994 to a loss of $187,242 during the three months ended September 30, 1995. This increase in loss pertains primarily to loans presently in the process of liquidation. Based on updated area demographics, appraisals and collateral condition on these properties, valuation reserves were increased. Loan losses are at an annualized rate of loss of approximately 0.74% of average outstanding loans receivable during the three month period ended September 30, 1995. This annualized rate of loss is comparable to the loss history of PMC Capital, Inc. and subsidiaries over the past five years.





                                        14                         PAGE 16 OF 19

LIQUIDITY AND CAPITAL RESOURCES

The primary use of the Company's funds is to originate loans. In addition, the Company may use funds to acquire loans from governmental agencies and/or their agents. The Company also uses funds for general and administrative expenses, dividends to shareholders, interest expense, capital expenditures, advances on loan liquidations and payments due on borrowing facilities. There are no scheduled principal payments due on any of the Company's indebtedness in 1995. Approximately $2.5 million of the Company's SBA debentures become payable in September 1996. This amount could, subject to SBA approval, be rolled over into new SBA debentures. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders.
To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and additional credit facilities, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings.
Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, a securitization and sale of its loan portfolio and the utilization of its short-term, uncollateralized line of credit.

Loan commitments outstanding at September 30, 1995 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $67 million. Of these commitments, $34 million were for loans partially guaranteed by the SBA of which approximately $26 million will be sold into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

At September 30, 1995, the Company has $33.6 million in cash and cash equivalents available to fund these loan commitments. During April 1995, the Company issued an additional $10 million in senior unsecured notes, $5 million of which is due in April 2003 with a fixed interest rate of 8.6% and the remaining $5 million is due in April 2004 with a variable interest rate of LIBOR plus 1.30%. During May 1995, PMIC issued $2 million in preferred stock and Western Financial assumed $2.26 million in SBA debentures in exchange for the previously participated portion of certain loans.

During June 1995 and September 1995, the Company issued $5 million and $7 million in SBA debentures, respectively. The Company also has a short-term line of credit under which it can borrow approximately $10 million. If additional funds are required, the Company would attempt to either issue additional senior unsecured notes, privately or publicly raise equity and/or securitize and structure a sale of either the unguaranteed portion of SBA loans or the portfolio of PMC, Western Financial and PMIC. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the forseeable future. PMC Capital is required to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the Investment Company Act of 1940 as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.


                                        15                         PAGE 17 OF 19

                                    PART II
                               Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits
                27 - Financial Data Schedule.

         B.   Reports on Form 8-K
                No reports on Form 8-K were filed during the quarter ended September 30, 1995.


                                        16                         PAGE 18 OF 19

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PMC Capital, Inc.

Date:          11/13/95                 /s/ Lance B. Rosemore
      -----------------------------     ---------------------------------------
                                        Lance B. Rosemore
                                        President


Date:         11/13/95                  /s/ Barry N. Berlin
      -----------------------------     ---------------------------------------
                                        Barry N. Berlin
                                        Chief Financial Officer
                                        (Principal Accounting Officer)





                                        17                         PAGE 19 OF 19

                                Exhibit Index



   Exhibit                Description
_____________             __________________________________________


27                        Financial Data Schedule