Form 10-K405
period 1995-12-31
PMC CAPITAL INC
filed 1996-03-29
CIK 722571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1995

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From _______ to _______.

                        Commission File Number: 811-3780

                               PMC CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

          FLORIDA                                                59-2338539
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

17290 PRESTON ROAD, 3RD FLOOR, DALLAS, TX 75252          (214) 380-0044
   (Address of principal executive offices)      (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common stock on February 29, 1996 as reported on the American Stock Exchange, was approximately $102 million. Common stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 1996, the Registrant had 10,935,490 shares of Common Stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 24, 1996 are incorporated by reference into part III.

                                PMC CAPITAL, INC
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                         ------------------------------

                               TABLE OF CONTENTS


                                                                                                    Form
                                                                                                    10-K
                                                                                                   Report
Item                                                                                                Page
----                                                                                               ------
                                                PART I

  1.     Business of the Company  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1
  2.     Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9
  3.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9
  4.     Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . .            9


                                                PART II

  5.     Market for the Registrant's  Common Stock and Related Shareholder
             Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10
  6.     Selected Consolidated Financial Data . . . . . . . . . . . . . . . . . . . . . . .          11
  7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12
  8.     Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . .          20
  9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20

                                                PART III

 10.     Directors and Executive Officers of the Registrant . . . . . . . . . . . . . . . .          21
 11.     Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          21
 12.     Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . .          21
 13.     Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . .          21

                                                PART IV

 14.     Exhibits, Financial Statements, Schedules and Reports on Form 8-K  . . . . . . . .          22
         Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          23
         Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . .         F-1
         Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         E-1

                                     PART I

ITEM 1.      BUSINESS OF THE COMPANY

GENERAL

         PMC Capital, Inc. ("PMC Capital" or "PMC" and, together with its subsidiaries, the "Company") is a diversified closed-end management investment company that operates as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The common stock of the Company is traded on the American Stock Exchange under the symbol "PMC". The Company engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMIC") and Western Financial Capital Corporation ("Western Financial"). In addition, the Company is the sole shareholder of PMC Advisers, Inc. ("PMC Advisers") and PMC Funding Corp. First Western, PMIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. PMC Advisers, organized in July 1993, is a registered investment advisor under the Investment Advisers Act of 1940 and acts as the investment advisor for PMC Commercial Trust ("PMC Commercial" or the "Trust"), a Texas real estate investment trust and an affiliate of PMC Capital. PMC Advisers provides investment advisory services to PMC Commercial pursuant to an investment management agreement. PMC Capital has elected to be taxed as a regulated investment company and distributes substantially all its taxable income as dividends to its shareholders, thereby incurring no Federal income tax liability on such income.

         The Company primarily originates loans to individuals and small business concerns in the lodging, medical and food service industries, primarily in the Southwest and Southeast regions of the United States. A majority of the Company's loans in the lodging industry (the largest industry concentration in the Company's loan portfolio) are to owner-operated facilities generally operating under national franchises. The Company believes that franchise operations offer attractive lending opportunities because such businesses employ proven business concepts, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success as compared to other independently operated businesses. In addition, management believes that the franchise lodging industry and the other industry segments upon which it focuses are underserved by traditional lending sources.

         PMC Capital, incorporated in Florida under the name of Pro-Med Capital, Inc. in June 1983, became the successor by merger to Western Capital Corporation (founded in 1979) in December 1983 and changed its name to "PMC
Capital, Inc." in March 1991.   The principal executive offices of the Company
are located at 17290 Preston Road, Third Floor, Dallas, Texas 75252.

         Earnings per share on a quarterly basis since 1988 are as follows:

                                                  Per Share Earnings (cents)
                      -------------------------------------------------------------------------------
                      1995      1994    1993        1992       1991       1990       1989        1988
                      ----      ----    ----        ----       ----       ----       ----        ----
First Quarter         23.0      18.6    18.5        17.8       15.0       13.3        9.4         9.0
Second Quarter        25.6      23.3    23.0        22.5       14.6       12.0       10.6         9.0
Third Quarter         26.9      26.2    25.0        19.3       17.7       13.5        9.8         9.6
Fourth Quarter        28.0      44.0*   21.0        19.3       16.2       13.5       11.1         9.3
                     -----     -----    ----        ----       ----       ----       ----        ----
                     103.5     112.1    87.5        78.9       63.5       52.3       40.9        36.9

* Includes approximately $0.24 from a structured sale of a portion of the loan portfolio.

LENDING PROGRAMS

         FIRST WESTERN

         First Western is a small business lending company ("SBLC") that originates variable-rate loans which are partially guaranteed by the Small Business Administration ("SBA") pursuant to its Section 7(a) program. While the eligibility requirements of the Section 7(a) program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot exceed $5.0 million (other than with respect to certain industries where eligibility is determined based on a number of employees), (ii) liquid assets or real estate equity of the borrower (and certain affiliates) cannot exceed the greater of 25% of the loan amount or $50,000 and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $750,000.

         However, effective March 1, 1996, certain eligibility requirements have been amended as follows. When the total amount of the proposed financing:

         (1) Is $250,000 or less, each 20 percent owner of the applicant must contribute to the business personal liquid assets per the SBA rules and regulations ("Personal Liquid Assets") in excess of two times the total financing or $100,000, whichever is greater;

         (2) Is between $250,001 and $500,000, each 20 percent owner of the applicant must contribute Personal Liquid Assets to the business in excess of one and one-half times the total financing or $500,000, whichever is greater; and

         (3) Exceeds $500,000, each 20 percent owner of the applicant must contribute to the business Personal Liquid Assets in excess of one times the total financing or $750,000, whichever is greater.

         The Company does not know what impact, if any, these changes will have on future loan originations of First Western.

         At December 31, 1995, First Western had loans receivable, net, in an aggregate amount of $20.8 million. During the year ended December 31, 1995, First Western originated $40.6 million in loans and sold $30.3 million of the guaranteed portion of its loans into the secondary market (without recourse to the Company). At December 31, 1995, First Western had loans receivable with an aggregate balance of approximately $659,000 (3.2% of First Western loans
receivable, net)  greater than 60 days past due.   Loans written-off and the
change in unrealized depreciation on First Western's investments, net of recoveries, was $238,056 during the year ended December 31, 1995.

         PMIC

         PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term, fixed-rate collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. PMIC is eligible as an SSBIC to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA through the issuance of debentures (guaranteed by the SBA and on which the interest rate is reduced through an SBA subsidy by 3% during the first five years) and preferred stock (currently issuable to the SBA with a 4% per annum cumulative dividend rate). Issuance of debentures and preferred stock is subject to SBA approval and availability. See "Overview of SBA Regulations".

         At December 31, 1995, PMIC had loans receivable, net, in an aggregate amount of $36.7 million. During the year ended December 31, 1995, PMIC originated $21.2 million in loans. At December 31, 1995, PMIC had loans receivable with an aggregate balance of approximately $707,000 (2.0% of loans receivable, net) greater than 60 days past due. Realized and unrealized losses on PMIC's investments were $27,155 during the year ended December 31, 1995.

         WESTERN FINANCIAL

         Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides fixed- rate loans to small business concerns and persons. As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA
through the issuance of debentures (guaranteed by the SBA).   Issuance of
debentures is subject to SBA approval and availability. See "Overview of SBA Regulations".

         At December 31, 1995, Western Financial had loans receivable, net, in an aggregate amount of $25.1 million. During the year ended December 31, 1995, Western Financial originated $8.0 million in loans. At December 31, 1995, Western Financial had loans receivable with an aggregate principal balance of approximately $436,000 (1.7% of loans receivable, net) greater than 60 days past due. Realized and unrealized losses on Western Financial's investments were $93,704 during the year ended December 31, 1995.

         PMC CAPITAL

         PMC Capital has originated loans to borrowers on a non-SBA supported basis using criteria similar to that utilized by its three principal subsidiaries whose loans are funded under the SBA programs. These loans are:
(i) to borrowers who exceed the eligibility requirements of the SBA 7(a) or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization tables, with the balance due at maturity (typically four to 10 years), (iii) primarily collateralized by real estate and (iv) generally guaranteed by the principals of the borrowers. The funding for this lending program is limited to the extent of leverage available to the Company. However, the Company expects that most non-SBA supported loans will be made by PMC Commercial in the future and that such loans will be made by the Company only to the extent that PMC Commercial does not have available funds.

          At December 31, 1995, PMC Capital had loans receivable, net, in an aggregate amount of $27.9 million. During the year ended December 31, 1995, PMC Capital originated $7.7 million in loans. At December 31, 1995, PMC Capital had no loans receivable greater than 60 days past due. PMC Capital had no realized or unrealized losses during the year ended December 31, 1995.

ELECTION TO BE A BUSINESS DEVELOPMENT COMPANY

         In 1980, the 1940 Act was amended to permit closed-end investment companies which make certain types of investments ("Qualifying Assets") to elect to become business development companies ("BDCs") rather than registered investment companies. Under this amendment (the "1980 Amendment"), BDCs must register their shares under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and become subject to the Exchange Act's periodic reporting requirements rather than the 1940 Act's reporting requirements. On June 7, 1994, PMC Capital elected to operate as a BDC. Companies having securities registered under the Exchange Act, such as PMC Capital, must file quarterly rather than semi-annual financial reports. The 1980 Amendment provides BDCs with greater operating flexibility relating to capital structure, portfolio diversification, transactions with downstream affiliates, executive stock options and the frequency of which they may make distributions from capital gains, that may be greater than that available to registered investment companies.

         Under the 1980 Amendment, a BDC such as PMC Capital may only acquire Qualifying Assets unless, at the time of their acquisition, Qualifying Assets represent at least 70% of the value of the BDC's total assets. The principal categories of Qualifying Assets relevant to the business of PMC Capital are the following:

         (1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer is an eligible portfolio company. An eligible portfolio company is defined in the 1980 Amendment as any issuer which:

                 (a) is organized under the laws of, and has its principal place of business in, the United States;

                 (b) is not an investment company other than an SBIC wholly-owned by the BDC (PMC Capital's investments in and advances to PMIC, Western Financial and First Western are Qualifying Assets ); and

                 (c) does not have any class of securities with respect to which a broker or dealer may extend margin credit.

         (2) Securities received in exchange for or distributed on or with respect to securities described in (1) above, or pursuant to the exercise of options, warrants or rights relating to such securities.

         (3) Cash, cash items, Government securities or high quality debt securities maturing in one year or less from the time of investment.

         In addition, a BDC must have been organized (and have its principal place of business) in the United States for the purpose of making investments in the type of securities described in (1) above and, in order to classify the securities as Qualifying Assets for purposes of the 70% test, the BDC must make available to the issuer of the securities significant managerial assistance which means, among other things:

         (1) Any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and council concerning the management, operations or business objectives and policies of a portfolio company; or

         (2)     In the case of an SBIC, making loans to a portfolio company.

         Under the 1980 Amendment, now that PMC Capital has elected to be regulated as a BDC, it may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by the vote of a majority of the shares of Common Stock.

FUNDAMENTAL AND OTHER POLICIES OF THE COMPANY AND ITS SUBSIDIARIES

         PMC Capital and each of its investment company subsidiaries have designated certain investment policies as "fundamental policies," which may only be changed with the approval of the holders of PMC Capital's outstanding shares of Common Stock as described below.

                 The following investment policies of PMC Capital and its investment company subsidiaries are fundamental policies and may not be changed without the approval of the lesser of (i) more than 50% of PMC Capital's outstanding voting securities or (ii) 67% or more of PMC Capital's voting securities present at a meeting of security holders at which a quorum is present. All other investment policies of PMC Capital may be changed by its Board of Directors at any time.

         1. The Company will not purchase or sell commodities or commodity contracts.

         2. The Company will not engage in short sales, purchase securities on margin or trade in contracts commonly called puts or calls or in combinations thereof, except that it may acquire warrants, options or other rights to subscribe to or sell securities in furtherance of its investment objectives.

         3. The Company will not underwrite securities of other issuers, except that it may acquire portfolio securities under circumstances where, if sold, the Company might be deemed an underwriter for purposes of the Securities Act of 1933. The Company may purchase "restricted securities" as to which there are substantial restrictions on resale under the Securities Act of 1933.

         4. The Company will not purchase any securities of a company if any of the directors or officers of the Company owns more than 0.5% of such company and such persons owning more than 0.5% together own 5% or more of the shares of such company.

         5. The Company may issue senior securities in the form of debentures, reverse repurchase agreements and preferred stock and may borrow monies from banks and other lenders, all on an unsecured basis. The 1940 Act limits the Company to the issuance of one class of senior debt securities and one class of senior equity securities.

         6. The Company will not invest more than 25% of its total assets in any one industry except in the lodging industry which may constitute 100% of the Company's portfolio. The Company will invest at least 25% of its total assets in the lodging industry.

         7. The Company may invest in real estate development companies, may make real estate acquisition loans and real estate improvement loans and may further make other loans secured by real estate.

         8. The Company may make loans and purchase debt securities in furtherance of its investment objectives. The Company will not make loans to its officers, directors or other affiliated persons.

         9. PMIC will perform the functions and conduct the activities contemplated under the SBIA, and will provide assistance solely to small business concerns which will contribute to a well-balanced national economy by facilitating ownership of such concerns by persons whose participation in the free enterprise system is hampered because of social or economic disadvantages. These fundamental policies of PMIC may not be changed without shareholder approval and without the prior written consent of the SBA.

         As stated above, the Company has a fundamental policy that requires it to invest at least 25% of its total assets in the lodging industry, and allows investment of up to 100% of total assets in the lodging industry. At December 31, 1995 and 1994, loans to businesses in the lodging industry comprised 55% and 41% of its total assets, respectively.

         There can be no assurance that the Company will continue to experience the positive results it has historically achieved from lending to the lodging industry or that market conditions will enable the Company to maintain or increase its level of loan concentration in this industry. Any economic factors that negatively impact this industry could have a material adverse effect on the business of the Company. Additionally, at December 31, 1995, loans to businesses located in Texas, Florida and Georgia comprised approximately 41%, 13% and 10% of the Company's outstanding loan portfolio, respectively. A decline in economic conditions in any of these states may adversely affect the Company.

COMPETITION

         PMC Capital's primary competition comes from banks, financial institutions, franchise loan programs and other companies operating under SBA sponsored programs. Some of these competitors have greater financial and larger managerial resources than the Company. Competition increased as the financial strength of the banking and thrift industries improved. PMC Capital believes that it competes effectively with such entities on the basis of the interest rates, maturities and payment schedules, the quality of its service, its reputation as a lender, the timely credit analysis and decision making
processes, and the renewal options available to borrowers.   In addition, to
the extent that the investment opportunities reviewed by PMC Advisers conform to the investment criteria of PMC Commercial, and PMC Commercial has funds available to make these investments, such investments will be made by PMC Commercial.

         During December 1995, in addition to being a "Certified SBA lender" in Miami, Florida and "Preferred SBA lender" in Dallas, Texas, First Western was granted the designation of a "preferred lender" in over 50 additional districts of the SBA. Under the 7(a) program, in order to have SBA guarantee on portions of loans, they must have some level of SBA approval. Within the SBA Section 7(a) program, the different status levels for SBA approvals are (i) guaranteed lender, (ii) certified lender and (iii) preferred lender. Approval of loans under the guaranteed lender program requires the greatest amount of review time by the SBA while the preferred lender program the least. The granting of preferred lender status in those SBA districts should assist the Company in competing for loan origination opportunities due to the reduction in approval time.

LEVERAGE

         The Company has borrowed funds and issued shares of preferred stock, and intends to borrow additional funds through advances on its line of credit facility and through the issuance of: (i) notes payable, (ii) SBA debentures, if available, and
(iii) additional shares of preferred stock of PMIC to the SBA, if available. Under current appropriations for the fiscal year of the SBA ending September 1996, the availablity of SBA debentures will be limited and SBA preferred stock will not be available. See "Overview of SBA Regulations". As a result of the issuance of notes and debentures and preferred stock to the SBA, the Company is leveraged. The SBA and private lenders have fixed dollar claims on the Company's assets superior to the claims of the holders of Common Stock. Any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend payable on the funds obtained from either borrowings or the issuance of preferred stock would cause its net income to increase more than it would without the leverage, while any decrease in the interest rate earned by the Company on investments would cause net income to decline by a greater amount than it would without the leverage. Leverage is thus generally considered a speculative investment technique. In order for the Company to repay indebtedness or meet its obligations in respect of any outstanding preferred stock on a timely basis, the Company may be required to dispose of assets at a time which it would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets may adversely impact the Company's results of operations.

INTEREST RATE AND PREPAYMENT RISK

         Net income of the Company is effected by the spread between the rate at which it borrows funds and the rate at which it loans these funds. The portfolio of PMC Capital, Western Financial and PMIC are typically long-term and at fixed rates and the borrowed funds of these companies are typically long-term and at fixed rates. First Western originates variable rate loans and has utilized equity capital of the Parent Company and a structrured sale to obtain funds necessary to originate loans. If the yield on loans originated by the Company with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, the Company's cash flow will be reduced. During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield and the market price of the Common Stock. Most of the fixed rate loans that the Company originates have prepayment penalties. If interest rates decline, the Company may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be reloaned or invested at lower rates, which may have an adverse effect on the Company's ability to maintain distributions at existing levels.

EMPLOYEES

         At December 31, 1995, the Company had 51 employees. Management of the Company believes its relationship with its employees is satisfactory.

OVERVIEW OF SBA REGULATIONS

         The lending operations of First Western, PMIC and Western Financial are regulated by the SBA establishing, among other things, maximum interest rates that borrowers may be charged (which currently may not exceed the greater of 19% per annum or 11% above the Company's cost of funds from the SBA) and minimum and maximum maturities for the Company's loans (which generally range from four to 25 years). Borrowers must satisfy certain criteria established by the SBA to qualify for loans originated by the Company under SBA sponsored programs, including limitations on the net worth and net income of potential borrowers or alternative criteria that focus upon the number of employees of the borrower and its gross revenues. In addition, the SBA generally limits the aggregate amount of guaranties that can be provided to any single borrower and restricts the use to which the loan proceeds can be employed by the borrower.

          Funding availability under the SBA's SBIC and SSBIC programs is subject to the outcome of the U.S. Government's budget impasse. The SBA is presently funding these programs for their 1996 fiscal year ending September 30, based on the continuing resolution of the U.S. Congress ("CR"). With regard to leverage, the SBA has availability under the CR based upon prior years funded amounts. In order to determine which licensees are to receive funding, the SBA will give first priority to issue debentures to those licensees which are to use such funds to refinance matured debentures and second priority to fund those licensees requesting leverage which when issued will not cause outstanding leverage to be greater than two times their regulatory capital. PMIC and Western Financial have aggregate amounts of SBA leverage which are currently at or greater than two times their regulatory capital. The SBA has notified its licensees under the SSBIC program that there is no subsidized leverage or preferred stock available for the remainder of the SBA's current fiscal year ending September 30, 1996. There has not been any announcement of whether or not any subsidized leverage or preferred stock will be available in future fiscal years. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

ITEM 2.  PROPERTIES

         The Company's headquarters are located at 17290 Preston Road, Dallas, Texas 75252 where its facilities comprise approximately 12,400 square feet of space pursuant to leases with a corporation, a majority of whose shareholders are officers and/or directors of the Company. In addition the Company also leases office space in Hollywood, Florida and Atlanta, Georgia. The aggregate annual lease payments for the year ended December 31, 1995 were approximately $203,000.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved from time to time in routine litigation incidental to its business. The Company does not believe that the current proceedings will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1995.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         SHAREHOLDER MATTERS

MARKET PRICE

         The Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "PMC". The following table sets forth, for the periods indicated, high and low bid prices per share:

                      1995                            High      Low
                      ----                           ------    ------
                 Fourth Quarter . . . . . . .        $13.25    $11.38
                 Third Quarter  . . . . . . .         12.00     10.88
                 Second Quarter . . . . . . .         12.13     10.75
                       First Quarter  . . . .         13.50     11.13

                      1994                            High      Low
                      ----                           ------    ------
                 Fourth Quarter . . . . . . .        $14.88    $11.88
                 Third Quarter  . . . . . . .         17.13     14.13
                 Second Quarter . . . . . . .         17.38     14.50
                 First Quarter  . . . . . . .         16.25     14.00

         At February 29, 1996, there were approximately 1,100 shareholders of record of PMC Capital's common stock with a market price of $12.75 per share.

         During the years ended December 31, 1995, 1994 and 1993, PMC Capital declared cash dividends of $1.075 ($11,599,886), $1.055 ($11,244,226) and
$0.885 ($9,366,628), respectively, per share from ordinary income. The dividends were declared as follows:

           Type                Record Date                1995               1994               1993
           ----                -----------              -------            -------            -------
         Regular                  March                 $ 0.245            $ 0.225            $ 0.185
         Regular                  June                    0.250              0.230              0.200
         Regular                September                 0.255              0.235              0.210
         Regular                December                  0.260              0.240              0.220
         Extra                  December                  0.065              0.125              0.070
                                                        -------             ------            -------
                                                        $ 1.075             $1.055            $ 0.885
                                                        =======             ======            =======

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA


         The following summary of Selected Consolidated Financial Data of the Company should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of the Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected financial data below provides information about the Company's financial history and is derived from the audited financial statements.

                                                                      Year Ended December 31,
                                              --------------------------------------------------------------------------
                                                1995           1994           1993             1992             1991
                                              --------      ----------      ----------      -----------      -----------
                                                            (IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
Operating:
   Operating income   . . . . . . . . . .     $ 21,262      $   16,450      $   15,670      $    11,780      $     8,212
   Operating expenses   . . . . . . . . .     $ (9,541)     $   (7,578)     $   (5,933)     $    (4,705)     $    (3,935)
   Realized and unrealized gain (loss)
     on investments   . . . . . . . . . .         (359)     $    3,151      $     (404)     $      (263)     $       (50)
   Net operating income and realized
     and unrealized gain (loss) on
     investments  . . . . . . . . . . . .     $ 11,362      $   12,023      $    9,333      $     6,812      $     4,227
   Dividends declared, common   . . . . .     $ 11,600      $   11,244      $    9,367      $     6,349      $     3,786
   Earnings per common share  . . . . . .     $   1.03      $     1.12      $     0.87      $      0.79      $      0.63
   Dividends per common share   . . . . .     $   1.08      $     1.06      $     0.89      $      0.69      $      0.57
   Weighted average common
     shares outstanding   . . . . . . . .       10,768          10,650          10,579            8,557            6,535
   Loans funded   . . . . . . . . . . .       $ 77,567      $   75,349      $   74,091      $    55,975      $    41,392
At end of period:
   Loans receivable, net  . . . . . . . .     $110,499      $   75,264      $   71,528      $    54,059      $    44,842
   Total assets   . . . . . . . . . . . .     $156,479      $  125,416      $  112,515      $    85,993      $    57,012
   SBA debentures payable   . . . . . . .     $ 43,540      $   26,280      $   20,280      $    22,280      $    23,140
   Notes payable  . . . . . . . . . . . .     $ 35,001      $   25,001      $   25,001      $         1      $     4,251
   Preferred stock of consolidated
     subsidiary   . . . . . . . . . . . .     $  7,000      $    5,000      $    3,000      $     3,000      $     3,000
   Common shareholders' equity  . . . . .     $ 59,088      $   57,371      $   55,524      $    54,839      $    24,039
   Number of common shares
     outstanding  . . . . . . . . . . . .       10,871          10,684          10,603           10,542            7,119
Ratios:

   Return on average assets   . . . . . .          8.0%           10.3%            9.4%             9.6%             8.1%
   Return on average common
     shareholders' equity   . . . . . . .         19.2%           21.2%           16.8%            17.1%            20.7%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

CERTAIN ACCOUNTING CONSIDERATIONS

         In accordance with its business and financing strategy, the Company sells the guaranteed portions of its SBA loans while retaining servicing rights. A portion of the Company's revenue is recognized from the premium on the sale of loans, which principally represents either cash received or an excess servicing spread. The excess servicing spread is calculated as the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate received by the investors who purchased the loan to the extent that this difference exceeds the normal loan servicing fees (the "Excess Servicing Spread").

         At the time of sale, the value of the Excess Servicing Spread is reported as income and concurrently recorded as a corresponding asset on the Company's consolidated balance sheet (the "Excess Servicing Asset").

         During the first quarter of 1995, the Company completed a reassessment of the method used to amortize the Excess Servicing Asset. Historically, the Company had amortized the Excess Servicing Asset based upon the estimated life for each loan at the time of sale, expectation of prepayments and other considerations. When a loan was paid in full, the remaining unamortized Excess Servicing Asset, if any, was charged against income. Considering the above factors and the Company's historical portfolio performance, the Company extended to the expected remaining life of the related loans, on a pooled basis, the period over which the remaining Excess Servicing Asset would be amortized for loans originated and sold prior to January 1, 1995. The Excess Servicing Asset is amortized on an accelerated method over the estimated
remaining lives of the related assets.   There can be no assurance of the
accuracy of management's prepayment estimates. If prepayments occur at a faster rate than expected, the amortization of the Excess Servicing Asset will be accelerated as a charge to earnings. If actual prepayments occur at a slower rate than estimated, cash flows from the Excess Servicing Spread would exceed previously expected amounts and total income in future periods would be enhanced. Management will evaluate on an ongoing basis the future benefit anticipated from the Excess Servicing Asset. If it is determined the future benefit is impaired, the Company will reflect the impairment as a charge to earnings during the period evaluated. To the extent future Excess Servicing Spread exceeds the estimated amortization of the Excess Servicing Asset pertaining to these loans, additional revenues will be recognized.

RESULTS OF OPERATIONS

         General.    By increasing other sources of revenues,  the Company has
been able to reduce its reliance on the income generated from its SBA guaranteed lending subsidiary, First Western. Since 1992 the Company's other lending activities have increased and the Company has established other revenue sources. In the opinion of management, this diversification should stabilize income and enhance future profits.

         PMC Capital has outstanding senior unsecured notes in an aggregate principal amount of $35,000,000 (the "Senior Unsecured Notes") at a weighted average interest rate of approximately 7.4% at December 31, 1995. All proceeds from the Senior Unsecured Notes were used to originate non-SBA loans with interest rates typically ranging from 10.5% to 11.5% plus a commitment fee of 3%, or to purchase loans from the Resolution Trust Corporation ("RTC") and/or its agents. The spread between the rate at which PMC Capital's non-SBA lending program has borrowed funds and the rate at which it has loaned these funds is currently generating a positive effect on the Company's net operating income. All of the loans originated by PMC Capital have penalty provisions as a disincentive for prepayment. However, in a declining interest rate environment, when borrowers could refinance at lower interest rates, the likelihood of prepayment increases. If the loans are prepaid, the Company may have to originate new loans with these funds at a lower interest rate. The Company anticipates that even if relending rates were lower, they would likely continue to exceed the cost of funds and generate a positive spread. In periods of rising interest rates, the likelihood of prepayments on loans with fixed interest rates is reduced.

         Western Financial and PMIC have continued to increase lending activities. The SBA, which regulates SBIC operations, provided certain statutory relief during 1994 allowing Western Financial and PMIC to increase their portfolio investments in the non-developer hospitality industry in excess of one-third of their respective outstanding portfolios. Consequently, these two subsidiaries have become more active lenders.

         The following table sets forth information concerning the aggregate gross loans funded for the Company and the respective changes from previous years:

                                                    YEAR ENDED DECEMBER 31,
                     ----------------------------------------------------------------------------------------
                              1995                          1994                              1993
                     ------------------------      ------------------------         -------------------------
                                    Increase                      Increase                          Increase
Company              Funded        (Decrease)      Funded        (Decrease)         Funded         (Decrease)
-------              ------        ----------      ------        ----------         ------         ----------
PMIC                 $21.2          107.8%         $10.2           209.1%           $  3.3           266.7%
Western
  Financial            8.0           11.1%           7.2           500.0%              1.2           (45.5%)
First Western         40.6           (2.4%)         41.6           (22.0%)            53.3             3.3%
PMC Capital            7.7          (53.0%)         16.4             0.6%             16.3          1153.8%
                     -----          ------         -----           ------            -----          -------
Total                $77.5            2.8%         $75.4             1.8%            $74.1            32.3%
                     =====          ======         =====           ======            =====          =======


         Increased revenues were also generated by PMC Advisers. PMC Advisers provides investment advisory services to PMC Commercial pursuant to an investment management agreement. During 1995, due to the increased investments of PMC Commercial, the Company earned additional advisory fee income of approximately $760,000. Increases in advisory fee income are expected to continue as a result of anticipated increases in the loan portfolio of PMC Commercial.

         Substantially all of the loans of First Western are variable rate which are reset quarterly based on a spread above the prime rate of interest charged by the banking industry ("Prime Rate"). The spread over the Prime Rate is typically 2.5% to 2.75%. From February 1994 to September 1995, the Prime Rate charged by major banking institutions increased from 6% to 9%. These increases caused the stated interest rate on First Western's variable rate loan portfolio to be increased by 300 basis points through September 30, 1995.
This upward trend has increased the yield on First Western's retained loan portfolio. Beginning October 1, 1995, the yield on First Western's portfolio was reduced 25 basis points due to the decrease in the Prime Rate to 8.75%. On January 1, 1996, the yield on First Western's portfolio was further reduced by 25 basis points and in February 1996 the Prime Rate was reduced an additional 25 basis points with an anticipated reduction in yield on First Western's loan
portfolio beginning April 1, 1996.   First Western is experiencing some
prepayments on its variable rate loans primarily due to the current interest rate environment.

         The interest rate environment and certain applicable legislative changes have affected the secondary market for the SBA Section 7(a) guaranteed portion of loans originated by First Western. The most notable legislative changes resulted from the Revenue Reconciliation Act of 1993 which required SBA program lenders to pay a fee of 40 basis points per annum on the outstanding principal balance of any loans sold in the secondary market subsequent to August 31, 1993 and reduced the SBA guaranteed percentage of certain loans. This fee has been increased from 40 basis points to 50 basis points for all loans approved after October 1, 1995 irrespective of whether the guaranteed portions of these loans are sold into the secondary market. Since the Company has historically sold the guaranteed portion of its SBA Section 7(a) loans into the secondary market, the effect of this change to First Western will be the increase in fees from 40 basis points to 50 basis points. The value of the guaranteed portion of loans decreased as a result of this fee and the percentage of loans eligible to be sold through the secondary market was diminished by the reduction in the SBA guaranteed percentage. Additionally, as interest rates fluctuated during 1994, the secondary market demand for the guaranteed portion of the SBA Section 7(a) loans decreased and the premiums declined. The secondary market demand increased in late 1994 and has continued the increase during 1995, partially offsetting the negative effect of the fees of 40 basis points per annum established in 1993. Continued program and market changes may have an adverse effect on future periods of operations.

         Effective October 1995, the fees charged to the borrower by the SBA for the SBA's guaranty of a loan to the lender increased. The fees are now based on the size of the originated loan and will range from 2% to 3.875% of the guaranteed portion of the loan. The fees had been 2% of the guaranteed portion of the loan. The Company does not know what impact, if any, these changes will have on future loan originations of First Western.

         During December 1994, First Western completed a securitization and structured sale of $24.8 million of its non- guaranteed SBA loan portfolio. This transaction was rated "Aaa" by Moody's Investors Service and created an additional Excess Servicing Spread. The future profitability of the Company's SBA Section 7(a) lending activities will be impacted by a number of factors including; (i) the more efficient capital structure achieved by First Western's securitization and future securitizatons, (ii) volume of lending, (iii) length of loans, (iv) structure of sales to the secondary market, (v) interest rates charged and related terms, (vi) quality of portfolio, (vii) prepayment experience and (viii) legislative and/or regulatory changes.

         In 1994, PMIC filed a registration statement with the Securities and Exchange Commission to register shares of its common stock. The Company incurred approximately $136,000 in costs in connection with the filing of this registration statement. PMIC, a licensed specialized small business investment company, uses long-term funds provided by the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate is reduced through a SBA subsidy by 3% during the first five years). Based on discussions with staff members of the SBA, the Company has been notified that there will be no SBA subsidized debentures or preferred stock available during the fiscal year of the SBA ending September 30, 1996. As a result, the registration has been cancelled. Accordingly, during the year ended December 31, 1995, the Company has expensed the costs of registration. In anticipation of this potential unavailability of SBA subsidized funds during 1996, PMIC issued $15 million in new subsidized debentures during 1995 and at December 31, 1995, had available approximately $7.6 million to fund future commitments made by PMIC. To the extent PMIC has commitments above available working capital, PMC Capital will originate those loans.

         Any other aspect of the SBA programs under which the Company participates could be modified by legislation or agency policy changes. PMC Capital has evaluated alternative lending strategies and would pursue such strategies should the SBA programs under which any of its subsidiaries operates were to be eliminated or significantly curtailed.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

         Interest income increased by $4.3 million (36%) from $12.0 million for the year ended December 31, 1994, to $16.3 million for the year ended December 31, 1995. This increase was primarily attributable to: (i)the growth in the Company's portfolio from $75.3 million at December 31, 1994 to $110.5 million at December 31, 1995, (ii) the increased yield on First Western's loan portfolio as a result of an increase in the Prime Rate and (iii) the increased interest earned on temporary investments from funds received on the securitization and structured sale of assets during December, 1994 which were placed in short-term investments until loans were funded.

         Premium income increased by $100,000 (4%) from $2.7 million for the year ended December 31, 1994, to $2.8 million for the year ended December 31, 1995. The premium income increased even though the volume of loans sold decreased by $2.7 million, or 8%, from $33.0 million during the year ended December 31, 1994 to $30.3 million during the year ended December 31, 1995. This increase in premium income was primarily attributable to the increased demand for these SBA loan products by the secondary market. The increased demand was a result of stabilized interest rates and the decrease in the prime rate in July 1995. Accordingly, the premium on individual loans sold increased. The premium derived from the secondary market is directly related to the term of the loan.

         Other investment income, net, increased by $65,000 (21%) from $303,000 for the year ended December 31, 1994, to $368,000 for the year ended December 31, 1995. This increase was primarily attributable to forfeited deposits and prepayment penalties.

         Other income, net, increased by $300,000 (20%) from $1.5 million during the year ended December 31, 1994, to $1.8 million during the year ended December 31, 1995. This increase was primarily attributable to the investment management fees generated by PMC Advisers.

         Operating expenses, not including interest, increased by $500,000 (13%) from $4.0 million during the year ended December 31, 1994, to $4.5 million during the year ended December 31, 1995. Included in operating expenses for the year ended December 31, 1995, are $136,000 pertaining to the aggregate of costs of the PMIC registration statement. This increase was also primarily attributable to: (i) increased staff and general overhead necessary to manage the increased portfolio of the Company, (ii) the operations of PMC Advisers and (iii) increases in state franchise tax expense.

         Interest expense increased by $1.4 million (39%) from $3.6 million during the year ended December 31, 1994, to $5.0 million during the year ended December 31, 1995. This increase was primarily attributable to: (i) the interest expense on $23,260,000 in SBA debentures issued or assumed between September 1994 and September 1995 by PMIC and Western Financial, (ii) the scheduled increase in interest rate on $5,000,000 of PMIC's SBA debentures during the first half of 1995 and (iii) the issuance of $10,000,000 of senior notes by PMC Capital on April 19, 1995.

         Due to First Western's securitization and structured sale of assets, during the year ended December 31, 1994, the Company recognized $3.3 million of gain. This gain represented the difference between the proceeds from the sale of these assets plus the present value of the difference between the interest charged to the borrowers and the interest paid to the purchasers less the carrying value of the assets (including discounts from the application of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force 88-11) and an allowance for credit losses. During the year ended December 31, 1995 the Company did not complete any securitization and structured sale, and did not have any comparable gain recognized. Not including the aforementioned gain, realized and unrealized gain (loss) on investments has increased by $163,000 (83%) from a loss of $196,000 for the year ended December 31, 1994, to a loss of $359,000 during the year ended December 31, 1995. This increase in loss is attributable primarily to a greater number of loans presently in the process of liquidation. Based on updated area demographics, appraisals and the condition of the collateral properties, valuation reserves were increased. However, loan losses for the year ended December 31, 1995 continued at an annualized rate of approximately 0.39% of average outstanding loans receivable, primarily attributable to: (i) minimal losses incurred in the Company's largest industry concentration (the lodging industry), (ii) continued monitoring efforts, (iii) the strong economy and (iv) the low interest rates over the previous several years.

YEAR ENDED DECEMBER 31, 1994 COMPARED TO THE YEAR ENDED DECEMBER 31, 1993

         Interest income increased by $2.7 million (29%) from $9.3 million for the year ended December 31, 1993, to $12 million for the year ended December
31, 1994.  This increase was primarily attributable to:   (i) the growth in the
non- SBA lending portfolio from $14.5 million at December 31, 1993 to $23.8 million at December 31, 1994, (ii) the growth in the weighted average of First Western's retained loan portfolio from $30.0 million during the year ended December 31, 1993 to $40.1 million during the year ended December 31, 1994 and
(iii) the increased interest rates earned during the second half of the year on the retained portion of the variable rate loans of First Western.

         Premium income decreased by $2.8 million (51%) from $5.5 million for the year ended December 31, 1993, to $2.7 million for the year ended December 31, 1994. This decrease was primarily attributable to the effect of legislative changes and volatility in the secondary market (See "Results of Operation- - General" above) and the decline in the aggregate amount of loans originated and sold. The average gain on the sale of the guaranteed portion of a loan into the secondary market decreased from 13% during the year ended December 31, 1993 to 8% during the year ended December 31, 1994. Additionally, the aggregate amount of loans sold to the secondary market declined from $36.8 million during the year ended December 31, 1993, to $33.0 million during the year ended December 31, 1994.

         Other investment income, net, increased by $100,000 ( 50%) from $200,000 for the year ended December 31, 1993, to $300,000 for the year ended December 31, 1994. This increase was primarily attributable to increased prepayment charges collected on fixed-rate loans.

         Other income, net, increased by $900,000 (150%) from $600,000 for the year ended December 31, 1993, to $1.5 million for the year ended December 31, 1994. This increase was primarily attributable to the investment management fees generated by Advisers. In addition, the Company recognized increased revenues from forfeited deposits, construction loan monitoring and other fee income.

         Operating expenses, not including interest, increased by $400,000 (11%) from $3.6 million for the year ended December 31, 1993, to $4.0 million for the year ended December 31, 1994. This increase was primarly attributable to the result of increased staff and general overhead necessary to manage the increased portfolio and the operations of PMC Advisers.

         Interest expense increased by $1.3 million (57%) from $2.3 million for the year ended December 31, 1993, to $3.6 million for the year ended December 31, 1994. This increase was primarily attributable to the $25 million Senior Unsecured Notes issued in 1993, and $6 million in subordinated debentures issued in September 1994.

         Due to First Western's securitization and structured sale of assets, during the year ended December 31, 1994, the Company recognized $3.3 million of gain. This gain represents the difference between the proceeds from the sale of these assets plus the present value of the difference between the interest charged to the borrowers and the interest paid to the purchasers less the carrying value of the assets (including discounts from the application of EITF 88-11) and an allowance for credit losses.

         Realized and unrealized gain (loss) on investments (not including the $3.3 million gain from the structured sale of loans) has been reduced from a loss of $400,000 for the year ended December 31, 1993 to a loss of $200,000 for the year ended December 31, 1994, a 50% reduction. The reduction was primarily attributable to: (i) recovery of $68,000 on a loan in liquidation, (ii) a strong economy with relatively low interest rates and (iii) no losses incurred in the Company's largest industry concentration.

CASH FLOW ANALYSIS

         The Company generated $12.8 million and $13.9 million from operating activities during the years ended December 31, 1995 and 1994, respectively.
The decrease of $1.1 million (8.0%) was not attributable to any one significant item.

         The Company used $31.9 million and $3.7 million through investing activities during the years ended December 31, 1995 and 1994, respectively. Included in the 1994 activity are the source of funds of $24.8 from the structured sale of loans. There was no comparable transaction in 1995. Other significant changes are noted below. The Company increased its use of funds for loans originated by approximately $4 million from $43.1 million during the year ended December 31, 1994 to $47.1 million during the year ended December 31, 1995. During the year ended December 31, 1995 principal collected was $10.7 million as compared to $17.8 million during the year ended December 31, 1994. This decrease of $7.1 million (40%) was primarily due to higher prepayments on larger principal balance fixed rate loans during 1994 primarily in the portfolios of PMC Capital and PMIC. Also included as proceeds from investing activity are the proceeds from government security sales net of purchases of $5 million during the year ended December 31, 1995 as compared to the use of funds for purchases in excess of sales of $1.9 million during the year ended December 31, 1994.

         The Company generated $16.9 million from financing activities during the year ended December 31, 1995 as compared to the use of $1.8 million during the year ended December 31, 1994. This change of $18.7 million was primarily due to (i) increase in SBA debentures issued in 1995 to $15 million from $6 million in 1994 and ii) proceeds of $10 million from the issuance of notes payable. It is also noted that the dividends paid during the year ended December 31, 1995 was $11.2 million as compared to $9.8 million during the year ended December 31, 1994, an increase of $1.4 million (14.3%).

LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans. In addition, the Company may use funds to acquire loans from governmental agencies and/or their agents. The Company also uses funds for general and administrative expenses, dividends to shareholders, interest expense, capital expenditures, advances on loan liquidations and payments due on borrowing facilities. Approximately $2.5 million of the Company's SBA debentures become payable in September 1996. This amount could, subject to SBA approval, be rolled over into new SBA debentures. See "Business of the Company - Overview of SBA Regulations". As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders.
To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and additional credit facilities, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings.
Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, a securitization and sale of its loan portfolio and the utilization of its short-term, uncollateralized line of credit. Availability of additional SBA debentures is limited and there are no SBA subsidized debentures and preferred stock available through September 30, 1996.

         Loan commitments outstanding at December 31, 1995 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $86.9 million. Of these commitments, $30.6 million were for loans partially guaranteed by the SBA of which approximately $28.4 million will be sold into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

         During April 1995, the Company issued $10 million in senior unsecured notes, $5 million of which is due in April 2003 with a fixed interest rate of 8.6% and the remaining $5 million is due in April 2004 with a variable interest rate of LIBOR plus 1.30% (7.24% at December 31, 1995). During May 1995, PMIC issued $2 million in preferred stock and Western Financial assumed $2.26 million in SBA debentures in exchange for the previously participated portion of certain loans. During March 1995, June 1995 and September 1995, the Company's subsidiaries issued $3 million, $5 million and $7 million in SBA debentures, respectively. The Company also has a short-term line of credit under which it can borrow approximately $10 million. In addition, at December 31, 1995, the Company had $31.6 million in cash and cash equivalents.

         The lack of availability to issue SBA debentures through September 30, 1996 will require the Company to utilize other sources of funds prior to that time. The cost and terms of these other sources of funds will not be as favorable as those typically achieved on SBA debentures, however, the Company has historically been able to issue debt through private placement of notes and receive working capital through securitization and sale of a portion of its portfolio. If additional funds are required, the Company would attempt to either issue additional senior unsecured notes, privately or publicly raise equity and/or securitize and structure a sale of either the unguaranteed portion of SBA loans or the portfolio of PMC, Western Financial and PMIC. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the forseeable future.

         PMC Capital is required to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward- looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 114 "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118 "Accounting by Creditors
for Impairment of a Loan - Income Recognition and Disclosures."   These
pronouncements are effective for fiscal years beginning after December 15, 1994. These statements provide income recognition criteria on loans and generally require creditors to value certain impaired and restructured loans at the present value of the expected future cash flows, discounted at the loan's effective interest rate, or at fair value of the collateral if the loan is collateral dependent.

         The implementation SFAS No. 114 and SFAS No. 118 did not have an effect on the Company's financial statements.

         In May 1995, FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that an entity recognize as separate assets rights to service mortgage loans for others, regardless of how such servicing is acquired. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. The effects on operations and financial condition of implementing SFAS No. 122, in management's opinion, is not considered significant.

         In 1992, FASB issued SFAS No. 107, "Disclosures About fair Value of Financial Instruments," to require disclosure in the body of the financial statements or the accompanying notes regarding the fair value of financial instruments for which it is practicable to estimate that value and the methods and significant assumptions used. The effective date is for financial statements issued in fiscal years ending after December 15, 1995. The Company has incorporated the requirements of SFAS No.107 in the accompanying consolidated financial statements.


ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are included in this report beginning on page F-1.


ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 24, 1996.


ITEM 11.         EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 24, 1996.


ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 24, 1996.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 24, 1996.

                                    PART IV


ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                 ON FORM 8-K

         (a)     Documents filed as part of this report:

                 (1)      Financial Statements
                                See index to Financial Statements set forth on page F-2 of this Form 10-K.

                 (2)      Financial Statement Schedules
                               All schedules are omitted because they are not required under the related instructions or not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

                 (3)      Exhibits
                               See Exhibit Index beginning on page E-1 of this Form 10-K.

         (b)     Reports on Form 8-K:

                          None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PMC Capital, Inc.

                                        By: /s/ LANCE B. ROSEMORE
                                            -----------------------------------
                                            Lance B. Rosemore, President

Dated March 28, 1996

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         Name                                    Title                                Date
         ----                                    -----                                ----
/S/ DR. FREDRIC M. ROSEMORE             Chairman of the Board                    March 28, 1996
---------------------------             and Treasurer
DR. FREDRIC M. ROSEMORE


/S/ LANCE B. ROSEMORE                   President, Chief Executive               March 28, 1996
---------------------                   Officer, Secretary and Director
LANCE B. ROSEMORE                       (Principal Executive Officer)


/S/ DR. ANDREW S. ROSEMORE              Executive Vice President,                March 28, 1996
--------------------------              Chief Operating Officer
DR. ANDREW S. ROSEMORE                  and Director


/S/ BARRY N. BERLIN                     Chief Financial Officer                  March 28, 1996
-------------------                     (Principal Financial and
BARRY N. BERLIN                         Accounting Officer)


/S/ LEE RUWITCH
---------------
LEE RUWITCH                             Director                                 March 28, 1996


/S/ DR. MARTHA GREENBERG                Director                                 March 28, 1996
------------------------
DR. MARTHA GREENBERG


/S/ DR. IRVIN BORISH                    Director                                 March 28, 1996
---------------------
DR. IRVIN BORISH


/S/ THOMAS HAMILL                       Director                                 March 28, 1996
-----------------
THOMAS HAMILL


/S/ ROBERT DIAMOND                      Director                                 March 28, 1996
------------------
ROBERT DIAMOND


/S/ BARRY IMBER                         Director                                 March 28, 1996
---------------
BARRY IMBER

                       PMC CAPITAL INC. AND SUBSIDIARIES
                CONSOLIDATED FINANCIAL STATEMENTS AND REPORT OF
                        INDEPENDENT  PUBLIC ACCOUNTANTS


                           For Inclusion on Form 10-K
                          Annual Report Filed with the
                       Securities and exchange Commission
                               December 31, 1995

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                                   FORM 10-K
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




SUMMARY OF SELECTED FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-3

QUARTERLY STATISTICS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-4

CONSOLIDATED FINANCIAL STATEMENTS:

     REPORT OF INDEPENDENT ACCOUNTANTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-5

     FINANCIAL HIGHLIGHTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-6

     CONSOLIDATED BALANCE SHEETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-7

     CONSOLIDATED SCHEDULE OF INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    F-8

     CONSOLIDATED STATEMENTS OF INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-10

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-11

     CONSOLIDATED STATEMENTS OF CASH FLOWS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-12

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-13

CONSOLIDATING FINANCIAL STATEMENTS:

     CONSOLIDATING BALANCE SHEET  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-32

     CONSOLIDATING STATEMENT OF INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-33

     CONSOLIDATING STATEMENT OF SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-34

     CONSOLIDATING STATEMENT OF CASH FLOWS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   F-35

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   SUMMARY OF SELECTED FINANCIAL INFORMATION



                                                                                Year Ended December 31,
                                                      --------------------------------------------------------------------------
                                                        1995             1994           1993            1992             1991
                                                      ---------       ----------      ---------       ---------        ---------
                                                                   ( IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS )
OPERATING:

   Operating income  . . . . . . . . . . . . . . .    $  21,262       $  16,450       $  15,670       $  11,780        $   8,212

   Operating expenses. . . . . . . . . . . . . . .       (9,541)         (7,578)         (5,933)         (4,705)          (3,935)

   Realized and unrealized gain (loss)
     on investments  . . . . . . . . . . . . . . .         (359)          3,151            (404)           (263)             (50)
                                                      ---------       ----------      ---------       ---------        ---------
   Net operating income and realized
     and unrealized gain (loss) on
     investments . . . . . . . . . . . . . . . . .    $  11,362       $  12,023       $   9,333       $   6,812        $   4,227
                                                      =========       =========       =========       =========        =========
   Dividends declared, common  . . . . . . . . . .    $  11,600       $  11,244       $   9,367       $   6,349        $   3,786
                                                      =========       =========       =========       =========        =========
   Earnings per common share . . . . . . . . . . .    $    1.03       $    1.12       $    0.87       $    0.79        $    0.63
                                                      =========       =========       =========       =========        =========
   Dividends per common share  . . . . . . . . . .    $    1.08       $    1.06       $    0.89       $    0.69        $    0.57
                                                      =========       =========       =========       =========        =========
   Weighted average common shares
     outstanding . . . . . . . . . . . . . . . . .       10,768          10,650          10,579           8,557            6,535
                                                      =========       =========       =========       =========        =========
   Loans funded  . . . . . . . . . . . . . . . . .    $  77,567       $  75,349       $  74,091       $  55,975        $  41,392
                                                      =========       =========       =========       =========        =========
AT END OF PERIOD:

   Loans receivable, net . . . . . . . . . . . . .    $ 110,499       $  75,264       $  71,528       $  54,059        $  44,842
                                                      =========       =========       =========       =========        =========
   Total assets  . . . . . . . . . . . . . . . . .    $ 156,479       $ 125,416       $ 112,515       $  85,993        $  57,012
                                                      =========       =========       =========       =========        =========
   SBA debentures payable  . . . . . . . . . . . .    $  43,540       $  26,280       $  20,280       $  22,280        $  23,140
                                                      =========       =========       =========       =========        =========
   Notes payable . . . . . . . . . . . . . . . . .    $  35,001       $  25,001       $  25,001       $       1        $   4,251
                                                      =========       =========       =========       =========        =========
   Preferred stock of consolidated subsidiary  . .    $   7,000       $   5,000       $   3,000       $   3,000        $   3,000
                                                      =========       =========       =========       =========        =========
   Common shareholders' equity . . . . . . . . . .    $  59,088       $  57,371       $  55,524       $  54,839        $  24,039
                                                      =========       =========       =========       =========        =========
   Number of common shares outstanding . . . . . .       10,871          10,684          10,603          10,542            7,119
                                                      =========       =========       =========       =========        =========
RATIOS:

   Return on average assets  . . . . . . . . . . .          8.0%           10.3%            9.4%           9.6%              8.1%
                                                      =========       =========       =========       =========        =========
   Return on average common shareholders'
     equity  . . . . . . . . . . . . . . . . . . .         19.2%           21.2%           16.8%           17.1%            20.7%
                                                      =========       =========       =========       =========        =========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                              QUARTERLY STATISTICS

                                  (UNAUDITED)

                                                                   YEAR ENDED DECEMBER 31, 1995
                                        --------------------------------------------------------------------------------
                                         FIRST             SECOND           THIRD            FOURTH
                                         QUARTER           QUARTER          QUARTER          QUARTER            TOTAL
                                        ----------       ----------       ----------        ----------       -----------
OPERATING INCOME  . . . . . . . . . .   $4,693,891       $5,327,279       $5,633,876        $5,607,148       $21,262,194

NET OPERATING INCOME  . . . . . . . .   $2,520,268       $2,882,930       $3,154,375        $3,163,699       $11,721,272

NET GAIN (LOSS) ON INVESTMENTS  . . .     ($11,000)        ($77,227)       ($187,742)         ($82,946)        ($358,915)

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS  . . .   $2,509,268       $2,805,703       $2,966,633        $3,080,753       $11,362,357

------------------------------------------------------------------------------------------------------------------------
                                                        PER SHARE
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME  . . . . . . . . . .       $0.438           $0.496           $0.523            $0.517            $1.974

NET OPERATING INCOME  . . . . . . . .       $0.235           $0.268           $0.293            $0.292            $1.088

NET GAIN (LOSS) ON INVESTMENTS  . . .      ($0.001)         ($0.007)         ($0.017)          ($0.008)          ($0.033)

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS  . . .       $0.234           $0.261           $0.276            $0.284            $1.055




                                                                  YEAR ENDED DECEMBER 31, 1994
                                        --------------------------------------------------------------------------------
                                          FIRST            SECOND           THIRD            FOURTH
                                          QUARTER          QUARTER          QUARTER          QUARTER            TOTAL
                                        ----------       ----------       ----------        ----------       -----------
OPERATING INCOME  . . . . . . . . . .   $3,842,805       $4,206,943       $3,995,016        $4,405,520       $16,450,284


NET OPERATING INCOME  . . . . . . . .   $2,048,068       $2,485,534       $2,130,128        $2,208,680        $8,872,410

NET GAIN (LOSS) ON INVESTMENTS  . . .     ($51,621)         $19,911         $686,130        $2,495,827        $3,150,247

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS  . . .   $1,996,447       $2,505,445       $2,816,258        $4,704,507       $12,022,657

------------------------------------------------------------------------------------------------------------------------
                                                        PER SHARE
------------------------------------------------------------------------------------------------------------------------

OPERATING INCOME  . . . . . . . . . .       $0.363           $0.395           $0.375            $0.413            $1.546

NET OPERATING INCOME  . . . . . . . .       $0.193           $0.233           $0.201            $0.207            $0.834

NET GAIN (LOSS) ON INVESTMENTS  . . .      ($0.005)          $0.002           $0.064            $0.235            $0.296

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS  . . .       $0.188           $0.235           $0.265            $0.442            $1.130

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
PMC Capital, Inc.:


We have audited the accompanying consolidated balance sheets of PMC Capital, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995 and the financial highlights for each of the four years in the period ended December 31, 1995. We have also audited the accompanying consolidated schedule of investments as of December 31, 1995. These financial statements and the financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial highlights of PMC Capital, Inc. and subsidiaries for the year ended December 31, 1991, were audited by other auditors whose report dated February 18, 1994, expressed an unqualified opinion on those financial highlights.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the examination or confirmation of securities owned as of December 31, 1995 and 1994. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of PMC Capital, Inc. and subsidiaries as of December 31, 1995 and 1994, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, and the financial highlights for each of the four years in the period ended December 31, 1995, and the consolidated schedule of investments as of December 31, 1995, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplementary consolidating balance sheet and the related consolidating statement of income, cash flows, and shareholders' equity are presented for purposes of additional analysis rather than to present the financial position, results of operations, and cash flows of the individual companies, and is not a required part of the consolidated financial statements. The supplementary consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the consolidated financial statements taken as whole.


COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 20, 1996

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                             FINANCIAL HIGHLIGHTS


The following financial highlights of the Company should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere on this Form 10-K. The financial highlights below provide information about the Company's financial history. It uses the Company's fiscal year (which ends December 31) and expresses the per share operating performance in terms of a single share outstanding throughout each fiscal period. The information is derived from the audited consolidated financial statements. The financial highlights for the years ended December 31, 1995, 1994, 1993 and 1992 have been audited by Coopers & Lybrand L.L.P., independent accountants. The financial data for the year ended December 31, 1991 was audited by other independent accountants.

                                                                                     Year Ended December 31,
                                                               1995            1994           1993            1992           1991
                                                            ---------       ---------      ---------       ---------      ---------
PER SHARE OPERATING PERFORMANCE ( 1 ):

  Net asset value, beginning of period  . . . . . . . . .   $    5.37       $    5.24      $    5.20       $    3.38      $    2.75
                                                            ---------       ---------      ---------       ---------      ---------
  Net operating income  . . . . . . . . . . . . . . . . .        1.09            0.83           0.92            0.83           0.65
  Net gains or losses on securities
    realized and unrealized (2) . . . . . . . . . . . . .        0.08            0.37           0.02            1.69           0.56
                                                            ---------       ---------      ---------       ---------      ---------
      Total from investment operations  . . . . . . . . .        1.17            1.20           0.94            2.52           1.21
                                                            ---------       ---------      ---------       ---------      ---------
  Less distributions:
    Preferred shareholder of consolidated subsidiary  . .        0.02            0.01           0.01            0.01           0.01
    Common shareholders.  . . . . . . . . . . . . . . . .        1.08            1.06           0.89            0.69           0.57
                                                            ---------       ---------      ---------       ---------      ---------
       Total distributions  . . . . . . . . . . . . . . .        1.10            1.07           0.90            0.70           0.58
                                                            ---------       ---------      ---------       ---------      ---------
  Net asset value, end of period  . . . . . . . . . . . .   $    5.44       $    5.37      $    5.24       $    5.20      $    3.38
                                                            =========       =========      =========       =========      =========
  Per share market value, end of period . . . . . . . . .   $   12.63       $   13.50      $   14.50       $   13.25      $    9.88
                                                            =========       =========      =========       =========      =========
  Total investment return . . . . . . . . . . . . . . . .           2%              0%            16%             43%           123%
                                                            =========       =========      =========       =========      =========
RATIOS AND SUPPLEMENTAL DATA:

  Net assets, end of period ( in thousands) . . . . . . .   $  59,088       $  57,371      $  55,524       $  54,839      $  24,039
                                                            =========       =========      =========       =========      =========
  Ratio of expenses to average net assets . . . . . . . .          16%             13%            11%             12%            20%
                                                            =========       =========      =========       =========      =========
  Ratio of operating income to average net assets . . . .          20%             16%            18%             18%            21%
                                                            =========       =========      =========       =========      =========
  Ratio of net operating income and realized and
    unrealized gain (loss) on investments to
    average net assets  . . . . . . . . . . . . . . . . .          20%             21%            17%             17%            21%
                                                            =========       =========      =========       =========      =========
  Portfolio turnover ( 3 )  . . . . . . . . . . . . . . .          30%             65%            54%             77%            59%
                                                            =========       =========      =========       =========      =========



FOOTNOTES:

(1) The per share changes during the year are based on the weighted average number of shares outstanding of the Company during the year presented.
(2) The per share net gains or losses on securities (realized and unrealized) includes the effect of stock issuances and other changes in per share amounts during the year presented.
(3) Included in the computation of the portfolio turnover rate are the sales of loans through the secondary market or private placement.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                               DECEMBER 31,
                                                                   --------------------------------------
                                                                        1995                   1994
                                                                   --------------         ---------------
                                      ASSETS
INVESTMENTS AT VALUE:
  Loans receivable, net . . . . . . . . . . . . . . . . . . . .    $  110,499,485         $    75,264,189
  Excess servicing asset, net . . . . . . . . . . . . . . . . .         4,990,924               5,100,202
  Cash equivalents  . . . . . . . . . . . . . . . . . . . . . .        31,134,961              33,003,391
  Government securities . . . . . . . . . . . . . . . . . . . .                 -               4,882,166
  Restricted investments  . . . . . . . . . . . . . . . . . . .         1,784,868               1,533,591
  Real property owned . . . . . . . . . . . . . . . . . . . . .             4,505                 307,658
                                                                   --------------         ---------------
TOTAL INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . .       148,414,743             120,091,197
                                                                   --------------         ---------------
OTHER ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           438,984                 693,014
  Accrued interest receivable . . . . . . . . . . . . . . . . .           723,360                 425,038
  Receivable for loans sold . . . . . . . . . . . . . . . . . .         4,370,715               1,910,080
  Due from affiliates . . . . . . . . . . . . . . . . . . . . .         1,135,253                 437,592
  Investment in subsidiaries  . . . . . . . . . . . . . . . . .            27,412                  26,000
  Property and equipment, net . . . . . . . . . . . . . . . . .           199,360                 247,735
  Deferred charges, deposits and other assets . . . . . . . . .         1,168,919               1,585,444
                                                                   --------------         ---------------
TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . .         8,064,003               5,324,903
                                                                   --------------         ---------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .    $  156,478,746         $   125,416,100
                                                                   ==============         ===============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  SBA debentures payable  . . . . . . . . . . . . . . . . . . .    $   43,540,000         $    26,280,000
  Notes payable . . . . . . . . . . . . . . . . . . . . . . . .        35,001,000              25,001,000
  Accrued interest payable  . . . . . . . . . . . . . . . . . .         1,434,475               1,033,312
  Deferred fee revenue  . . . . . . . . . . . . . . . . . . . .           778,927                 554,738
  Borrower advances . . . . . . . . . . . . . . . . . . . . . .         2,260,314               2,954,162
  Dividends payable . . . . . . . . . . . . . . . . . . . . . .         3,595,637               3,944,260
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . .         2,500,231               2,153,750
  Other liabilities . . . . . . . . . . . . . . . . . . . . . .         1,279,988               1,123,558
                                                                   --------------         ---------------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . .        90,390,572              63,044,780
                                                                   --------------         ---------------
Commitments and contingencies (Notes 7 and 8)

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY  . . . . . . . . . . .         7,000,000               5,000,000
                                                                   --------------         ---------------
SHAREHOLDERS' EQUITY:
  Common stock, authorized 15,000,000 shares of $.01 par value,
       10,871,040 and 10,684,035 shares issued and outstanding
       at December 31, 1995 and 1994, respectively  . . . . . .           108,710                 106,840
  Additional paid-in capital  . . . . . . . . . . . . . . . . .        58,429,112              56,254,654
  Undistributed net operating income  . . . . . . . . . . . . .         1,017,352               1,386,826
  Net unrealized depreciation on investments  . . . . . . . . .          (467,000)               (377,000)
                                                                   --------------         ---------------
                                                                       59,088,174              57,371,320
                                                                   --------------         ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . .    $  156,478,746         $   125,416,100
                                                                   ==============         ===============
NET ASSET VALUE PER COMMON SHARE  . . . . . . . . . . . . . . .             $5.44                   $5.37
                                                                   ==============         ===============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL INC.  AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1995


                                                                NUMBER
                                                                 OF
CATEGORY/ISSUER                                                 LOANS       VALUE (1)         %           COST              %
---------------                                                 ------      ---------       -----         ----            -----
LOANS TO SMALL BUSINESS CONCERNS (2):
  SMALL BUSINESS LENDING COMPANY LOANS:
      FIRST WESTERN SBLC, INC. AND SUBSIDIARY
    Hotels and motels . . . . . . . . . . . . . . . . . . . .   164       $ 15,828,325      10.66%     $ 16,777,847       10.89%
    Health care . . . . . . . . . . . . . . . . . . . . . . .    11             26,672       0.02%           27,540        0.02%
    Restaurants . . . . . . . . . . . . . . . . . . . . . . .    75          1,367,700       0.92%        1,546,833        1.00%
    Food and grocery stores . . . . . . . . . . . . . . . . .    18            230,705       0.16%          248,298        0.16%
    Gasoline / service stations . . . . . . . . . . . . . . .    22            586,940       0.40%          646,970        0.42%
    Wholesale . . . . . . . . . . . . . . . . . . . . . . . .    25            232,699       0.16%          292,348        0.19%
    Services  . . . . . . . . . . . . . . . . . . . . . . . .    76          1,120,155       0.75%        1,219,991        0.79%
    Manufacturing . . . . . . . . . . . . . . . . . . . . . .    20            292,003       0.20%          301,003        0.20%
    Laundromats . . . . . . . . . . . . . . . . . . . . . . .    14            192,715       0.13%          194,813        0.13%
    Car washes  . . . . . . . . . . . . . . . . . . . . . . .     4             29,600       0.02%           31,374        0.02%
    Retail, other . . . . . . . . . . . . . . . . . . . . . .    80            926,273       0.62%          975,576        0.63%
                                                                ---       ------------      -----      ------------       -----
  Total small business lending company loans  . . . . . . . .   509         20,833,787      14.04%       22,262,593       14.45%
                                                                ---       ------------      -----      ------------       -----
  SMALL BUSINESS INVESTMENT COMPANY LOANS:
      WESTERN FINANCIAL CAPITAL CORPORATION
    Hotels and motels . . . . . . . . . . . . . . . . . . . .    32         17,494,073      11.79%       17,825,455       11.56%
    Health care . . . . . . . . . . . . . . . . . . . . . . .    55          1,478,806       1.00%        1,616,270        1.05%
    Restaurants . . . . . . . . . . . . . . . . . . . . . . .     2            369,649       0.25%          369,649        0.24%
    Food and grocery stores . . . . . . . . . . . . . . . . .     3            478,369       0.32%          478,786        0.31%
    Gasoline / service stations . . . . . . . . . . . . . . .     5          2,107,924       1.42%        2,152,254        1.40%
    Services  . . . . . . . . . . . . . . . . . . . . . . . .    18          1,667,496       1.12%        1,694,220        1.10%
    Laundromats . . . . . . . . . . . . . . . . . . . . . . .     2            184,582       0.12%          184,582        0.12%
    Manufacturing . . . . . . . . . . . . . . . . . . . . . .     5            388,710       0.26%          388,927        0.25%
    Retail, other . . . . . . . . . . . . . . . . . . . . . .     7            577,315       0.39%          616,928        0.40%
    Other notes receivable  . . . . . . . . . . . . . . . . .     4            306,309       0.21%          306,309        0.20%
                                                                ---       ------------      -----      ------------       -----
  Total small business investment company loans . . . . . . .   133         25,053,233      16.88%       25,633,380       16.63%
                                                                ---       ------------      -----      ------------       -----
  SPECIALIZED SMALL BUSINESS INVESTMENT COMPANY LOANS:
      PMC INVESTMENT CORPORATION
    Hotels and motels . . . . . . . . . . . . . . . . . . . .    50         30,308,592      20.43%       30,847,659       20.01%
    Health care . . . . . . . . . . . . . . . . . . . . . . .    25            939,515       0.63%        1,006,622        0.65%
    Restaurants . . . . . . . . . . . . . . . . . . . . . . .     4            959,831       0.65%          965,782        0.63%
    Food and grocery stores . . . . . . . . . . . . . . . . .     7          1,198,192       0.81%        1,213,383        0.79%
    Gasoline / service stations . . . . . . . . . . . . . . .     5          1,829,704       1.23%        1,877,682        1.22%
    Services  . . . . . . . . . . . . . . . . . . . . . . . .     3            479,097       0.32%          479,359        0.31%
    Laundromats . . . . . . . . . . . . . . . . . . . . . . .     1             10,912       0.01%           10,912        0.01%
    Retail, other . . . . . . . . . . . . . . . . . . . . . .     1             68,916       0.04%           70,431        0.04%
    Other notes receivable  . . . . . . . . . . . . . . . . .     3            872,764       0.59%          905,894        0.59%
                                                                ---       ------------      -----      ------------       -----
  Specialized small business investment company loans . . . .    99         36,667,523      24.71%       37,377,724       24.25%
                                                                ---       ------------      -----      ------------       -----
  COMMERCIAL LOANS:
      PMC CAPITAL, INC.
    Hotels and motels . . . . . . . . . . . . . . . . . . . .    38         22,400,117      15.08%       22,458,538       14.58%
    Retail centers and other  . . . . . . . . . . . . . . . .     8          5,544,825       3.74%        5,936,478        3.85%
                                                                ---       ------------      -----      ------------       -----
  Commercial loans  . . . . . . . . . . . . . . . . . . . . .    46         27,944,942      18.82%       28,395,016       18.43%
                                                                ---       ------------      -----      ------------       -----
  TOTAL LOANS RECEIVABLE (6)  . . . . . . . . . . . . . . . .   787       $110,499,485      74.45%     $113,668,713       73.76%
                                                                ===       ============      =====      ============       =====

                           (Continued on next page)

                       PMC CAPITAL INC.  AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1995
                                 (CONTINUED)


CATEGORY/ISSUER                                                          VALUE (1)         %                COST           %
---------------                                                          ---------       ------             ----         ------
CASH EQUIVALENTS AND OTHER INVESTMENTS:

  CASH EQUIVALENTS (3):
    Certificates of deposit . . . . . . . . . . . . . . . . . . . .    $     495,000       0.33%       $    495,000        0.32%

  MONEY MARKET AND FUND DEPOSIT ACCOUNTS (4):
    SunBank Miami, money market . . . . . . . . . . . . . . . . . .        1,069,985       0.72%          1,069,985        0.69%
    Bank One Texas, money market  . . . . . . . . . . . . . . . . .       11,822,460       7.97%         11,822,460        7.67%

    SunTrust, overnight repo account  . . . . . . . . . . . . . . .        5,230,378       3.52%          5,230,378        3.39%
    Lehman Brothers, Prime money market fund  . . . . . . . . . . .        3,340,062       2.25%          3,340,062        2.17%
    Lehman Brothers, Prime Value money market fund  . . . . . . . .        2,664,081       1.80%          2,664,081        1.73%
    Goldman Sachs,  Prime Obligation money market fund. . . . . . .        3,223,781       2.17%          3,223,781        2.09%
    Goldman Sachs,  Money Market Portfolio money market fund  . . .        3,289,214       2.22%          3,289,214        2.13%
                                                                       -------------     ------        ------------      ------

  Total cash equivalents  . . . . . . . . . . . . . . . . . . . . .       31,134,961      20.98%         31,134,961       20.20%
                                                                       -------------     ------        ------------      ------
  OTHER INVESTMENTS (7):

    Excess servicing asset. . . . . . . . . . . . . . . . . . . . .        4,990,924       3.37%          7,513,784        4.88%
    SunBank Miami, restricted investments . . . . . . . . . . . . .        1,784,868       1.20%          1,784,868        1.16%
    Real property owned . . . . . . . . . . . . . . . . . . . . . .            4,505       0.00%              4,505        0.00%
                                                                       -------------     ------        ------------      ------

  Total other investments.  . . . . . . . . . . . . . . . . . . . .        6,780,297       4.57%          9,303,157        6.04%
                                                                       -------------     ------        ------------      ------

  TOTAL CASH EQUIVALENTS AND OTHER INVESTMENTS  . . . . . . . . . .       37,915,258      25.55%         40,438,118       26.24%
                                                                       -------------     ------        ------------      ------

  TOTAL INVESTMENTS (5) . . . . . . . . . . . . . . . . . . . . . .    $ 148,414,743     100.00%       $154,106,831      100.00%
                                                                       =============     ======        ============      ======


(1) Names have been omitted as disclosure to the public may be detrimental to the small business.
(2)  Interest rates on loans receivable range from 6.5% to 14.0%.
(3) Interest rates on certificates of deposit range from 5.6% to 5.7%. All certificates held by either PMC or any of its subsidiaries are less than $100,000 in any one institution, generally have maturities of 90 days and are considered to be cash equivalents.
(4) Interest rates on money market and fund deposit accounts range from 2.5% to 5.7%.
(5) The aggregate cost of investments for Federal income tax purposes is $149,848,000.
(6) Balances are at face value of loans, less discounts aggregating $1,183,730 in accordance with Emerging Issues Task Force 88-11, discounts on purchased loans of $552,357, deferred fee revenue of $966,141 and reserves of $467,000.
(7) The value of other investments is net of a $2,522,860 reserve established in connection with the structured sale of loans.

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME




                                                                                    YEARS ENDED DECEMBER 31,
                                                                   -----------------------------------------------------------
                                                                        1995                  1994                  1993
                                                                   --------------        --------------        ---------------
INVESTMENT INCOME:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .    $   16,329,854        $   11,952,049        $     9,320,504
  Premium income  . . . . . . . . . . . . . . . . . . . . . . .         2,847,139             2,728,446              5,523,667
  Other investment income, net. . . . . . . . . . . . . . . . .           368,220               302,517                202,523
                                                                   --------------        --------------        ---------------

Total investment income . . . . . . . . . . . . . . . . . . . .        19,545,213            14,983,012             15,046,694

Equity in income (loss) of subsidiaries . . . . . . . . . . . .           (77,778)               -                     -
Other income, net . . . . . . . . . . . . . . . . . . . . . . .         1,794,759             1,467,272                623,333
                                                                   --------------        --------------        ---------------

Total income  . . . . . . . . . . . . . . . . . . . . . . . . .        21,262,194            16,450,284             15,670,027
                                                                   --------------        --------------        ---------------
EXPENSES:
  Salaries and related benefits . . . . . . . . . . . . . . . .         2,778,264             2,551,816              2,267,679
  Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . .           202,929               175,914                219,015
  Legal and accounting  . . . . . . . . . . . . . . . . . . . .           151,875                75,984                117,750
  Directors and shareholders expense  . . . . . . . . . . . . .            38,447                43,606                 44,020
  Small Business Administration fees  . . . . . . . . . . . . .            77,303                48,309                 52,395
  General and administrative  . . . . . . . . . . . . . . . . .         1,053,298               899,561                760,461
  Profit sharing plan . . . . . . . . . . . . . . . . . . . . .           189,494               167,754                152,350
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . .         5,049,312             3,614,930              2,319,414
                                                                   --------------        --------------        ---------------

Total expenses  . . . . . . . . . . . . . . . . . . . . . . . .         9,540,922             7,577,874              5,933,084
                                                                   --------------        --------------        ---------------

Net  operating income . . . . . . . . . . . . . . . . . . . . .        11,721,272             8,872,410              9,736,943
                                                                   --------------        --------------        ---------------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off . . . . . . . . . . . . . . . . . . . . .          (309,211)             (406,989)              (424,660)
    Recoveries on loans written-off . . . . . . . . . . . . . .            40,296                68,000                -
    Sale of assets  . . . . . . . . . . . . . . . . . . . . . .            -                  3,346,236                -

    Change in unrealized appreciation
      (depreciation) on investments . . . . . . . . . . . . . .           (90,000)              143,000                 21,000
                                                                   --------------        --------------        ---------------

Total realized and unrealized gain (loss) on investments  . . .          (358,915)            3,150,247               (403,660)
                                                                   --------------        --------------        ---------------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS  . . . . . . . . . . . . . . . . .    $   11,362,357        $   12,022,657        $     9,333,283
                                                                   ==============        ==============        ===============

PREFERRED DIVIDENDS . . . . . . . . . . . . . . . . . . . . . .          $221,945              $112,356                $89,763
                                                                   ==============        ==============        ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . . . . . . .        10,767,783            10,649,885             10,578,756
                                                                   ==============        ==============        ===============

EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . . . .             $1.03                 $1.12                  $0.87
                                                                   ==============        ==============        ===============

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                                                                                           NET
                                                                      ADDITIONAL      UNDISTRIBUTED     UNREALIZED
                                                        COMMON         PAID-IN        NET OPERATING    DEPRECIATION
                                                         STOCK         CAPITAL           INCOME       ON INVESTMENTS     TOTAL
                                                        ------        ----------      -------------   --------------     -----
BALANCE, JANUARY 1, 1993  . . . . . . . . . . . . .   $ 105,419    $  54,267,000     $  1,007,859     $ (541,000)    $  54,839,278

Issuances of common stock:

  Dividend reinvestment plan, 60,805 shares . . . .         607          807,312              -              -             807,919

Net income  . . . . . . . . . . . . . . . . . . . .         -               -           9,312,283         21,000         9,333,283

Dividends:

  Preferred . . . . . . . . . . . . . . . . . . . .         -               -             (89,763)           -             (89,763)

  Common ( $0.89 per common share ) . . . . . . . .         -               -          (9,366,628)           -          (9,366,628)
                                                      ---------    -------------     ------------     ----------     -------------
BALANCE, DECEMBER 31, 1993  . . . . . . . . . . . .     106,026       55,074,312          863,751       (520,000)       55,524,089

Issuances of common stock:

  Dividend reinvestment plan, 81,345 shares . . . .         814        1,180,342              -              -           1,181,156

Net income  . . . . . . . . . . . . . . . . . . . .         -               -          11,879,657        143,000        12,022,657

Dividends:

  Preferred . . . . . . . . . . . . . . . . . . . .         -               -            (112,356)           -            (112,356)

  Common ( $1.06 per common share ) . . . . . . . .         -               -         (11,244,226)           -         (11,244,226)
                                                      ---------    -------------     ------------     ----------     -------------
BALANCE, DECEMBER 31, 1994  . . . . . . . . . . . .     106,840       56,254,654        1,386,826       (377,000)       57,371,320

Issuances of common stock:

  Dividend reinvestment plan,  187,005 shares . . .       1,870        2,174,458              -              -           2,176,328

Net income  . . . . . . . . . . . . . . . . . . . .         -               -          11,452,357        (90,000)       11,362,357

Dividends:

  Preferred . . . . . . . . . . . . . . . . . . . .         -               -            (221,945)           -            (221,945)

  Common ( $1.08 per common share ) . . . . . . . .         -               -         (11,599,886)           -         (11,599,886)
                                                      ---------    -------------     ------------     ----------     -------------

BALANCE, DECEMBER 31, 1995  . . . . . . . . . . . .   $ 108,710    $  58,429,112     $  1,017,352     $ (467,000)    $  59,088,174
                                                      =========    =============     ============     ==========     =============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                      1995              1994              1993
                                                                                   ------------     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net operating income and realized and unrealized gain (loss) on
    investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 11,362,357     $ 12,022,657      $  9,333,283
  Adjustments to reconcile net operating income and realized and unrealized . . .
    gain (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale . . . . . . . . . . . . . . . . . . . . . . .   (30,468,122)     (32,249,364)      (42,689,039)
        Proceeds from sale of guaranteed loans  . . . . . . . . . . . . . . . . .    30,298,570       32,988,708        36,763,920
        Change in unrealized depreciation on investments and loans written-off. .       358,915          195,989           403,660
        Unrealized premium income, net  . . . . . . . . . . . . . . . . . . . . .        79,962            5,542          (428,790)
        Depreciation and amortization of property and equipment and other
          deferred costs  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       170,433          149,859           115,040
        Amortization of excess servicing asset  . . . . . . . . . . . . . . . . .       971,610        1,492,345         1,241,413
        Accretion of discount on portfolio  . . . . . . . . . . . . . . . . . . .      (167,930)        (302,201)         (209,358)
        Accretion of deferred fees  . . . . . . . . . . . . . . . . . . . . . . .      (508,062)        (470,381)         (122,903)
        Accretion on government securities  . . . . . . . . . . . . . . . . . . .      (123,318)         (30,573)          (43,460)
        Deferred fees collected . . . . . . . . . . . . . . . . . . . . . . . . .     1,050,318        1,003,541           343,358
        (Gain) loss on sale of assets . . . . . . . . . . . . . . . . . . . . . .        26,059          (43,298)           16,074
        Gain on structured sale of loans  . . . . . . . . . . . . . . . . . . . .       -             (3,346,238)          -
        Equity in loss of subsidiary  . . . . . . . . . . . . . . . . . . . . . .        77,778          -                 -
        Net change in operating assets and liabilities:
           Accrued interest receivable  . . . . . . . . . . . . . . . . . . . . .      (298,322)         (44,592)          (62,308)
           Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (165,848)         460,598          (834,929)
           Accrued interest payable . . . . . . . . . . . . . . . . . . . . . . .       401,163          202,075           240,541
           Borrower advances  . . . . . . . . . . . . . . . . . . . . . . . . . .      (693,848)         371,178         1,174,888
           Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . .       502,911        1,484,983            59,567
                                                                                   ------------     ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . .    12,874,626       13,890,828         5,300,957
                                                                                   ------------     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   (47,098,934)     (43,100,003)      (31,401,899)
  Principal collected . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    10,651,520       17,756,494        13,632,687
  Proceeds from structured sale of loans  . . . . . . . . . . . . . . . . . . . .       -             24,844,359           -
  Purchase of furniture and fixtures and other assets . . . . . . . . . . . . . .       (52,712)        (828,373)         (340,296)

  Purchase of government securities . . . . . . . . . . . . . . . . . . . . . . .    (3,942,013)      (4,856,363)       (2,951,770)
  Proceeds from maturities of government securities . . . . . . . . . . . . . . .     8,947,497        3,000,000           -
  Investment in restricted cash . . . . . . . . . . . . . . . . . . . . . . . . .      (251,277)      (1,533,591)          -
  Proceeds from sale of assets  . . . . . . . . . . . . . . . . . . . . . . . . .       232,786        1,010,280           439,324
  Investment in subsidiary  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (400,000)         -                 -
                                                                                   ------------     ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . .   (31,913,133)      (3,707,197)      (20,621,954)
                                                                                   ------------     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of SBA debentures . . . . . . . . . . . . . . . . . . .    15,000,000        6,000,000           -
   Proceeds from issuance of notes payable  . . . . . . . . . . . . . . . . . . .    10,000,000          -              25,000,000
   Proceeds from issuance of common stock . . . . . . . . . . . . . . . . . . . .     1,399,220          535,035           270,755
   Proceeds from issuance of preferred stock  . . . . . . . . . . . . . . . . . .     2,000,000        2,000,000           -
   Payment of dividends on common stock . . . . . . . . . . . . . . . . . . . . .   (11,188,909)      (9,773,666)       (7,810,342)
   Payment of dividends on preferred stock  . . . . . . . . . . . . . . . . . . .      (204,437)         (67,315)          (89,763)
   Payment on SBA debentures  . . . . . . . . . . . . . . . . . . . . . . . . . .       -                -              (2,000,000)
   Advances from (to) affiliates, net . . . . . . . . . . . . . . . . . . . . . .       357,099         (369,992)          (93,600)
   Payment of issuance costs  . . . . . . . . . . . . . . . . . . . . . . . . . .      (446,926)        (157,500)         (272,376)
                                                                                   ------------     ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . . . . . . . . . . . .    16,916,047       (1,833,438)       15,004,674
                                                                                   ------------     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . . .    (2,122,460)       8,350,193          (316,323)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . .    33,696,405       25,346,212        25,662,535
                                                                                   ------------     ------------      ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . .  $ 31,573,945     $ 33,696,405      $ 25,346,212
                                                                                   ============     ============      ============
SUPPLEMENTAL DISCLOSURE:

   INTEREST PAID  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $  4,648,149     $  3,412,855      $  2,078,873
                                                                                   ============     ============      ============

   DIVIDENDS REINVESTED . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $    777,107     $    646,121      $    537,165
                                                                                   ============     ============      ============

   LOANS RECEIVABLE ACQUIRED IN EXCHANGE FOR SBA DEBENTURES . . . . . . . . . . .  $  2,109,062     $    -            $    -
                                                                                   ============     ============      ============

   RECLASSIFICATION FROM LOANS RECEIVABLE TO REAL PROPERTY OWNED  . . . . . . . .  $     65,000     $    649,942      $    720,170
                                                                                   ============     ============      ============

   LOANS TO FACILITATE SALE OF REAL PROPERTY OWNED  . . . . . . . . . . . . . . .  $     85,000     $  1,345,319      $    -
                                                                                   ============     ============      ============


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS
         PMC Capital, Inc. ("PMC" or "PMC Capital") is a diversified, closed-end management investment company that on June 7, 1994 elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act"). PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries; First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMIC") and Western Financial Capital Corporation ("Western Financial"). First Western, PMIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. In addition, PMC is the sole shareholder of PMC Advisers, Inc. ("PMC Advisers") and PMC Funding Corp. PMC has elected to be taxed as a regulated investment company and distributes substantially all of its taxable income as dividends to shareholders.

         First Western is a small business lending company ("SBLC") that originates variable-rate loans which are partially guaranteed by the Small Business Administration ("SBA") pursuant to its Section 7(a) program. While the eligibility requirements of the Section 7(a) program vary by the industry of the borrower and other factors, the general eligibility requirements are that; (i) gross sales of the borrower cannot exceed $5.0 million (other than with respect to certain industries where eligibility is determined based on the number of employees), (ii) liquid assets or real estate equity of the borrower (and certain affiliates) cannot exceed the greater of 25% of the loan amount or $50,000 and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $750,000.

         PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term, fixed-rate collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. As an SSBIC, PMIC is eligible to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate is reduced through an SBA subsidy by 3% during the first five years) and preferred stock (which is currently issuable to the SBA with a 4% per annum cumulative dividend rate).

         Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides fixed- rate loans to borrowers whether or not they qualify as "disadvantaged". As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA through the issuance of debentures.

         PMC has originated loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by the subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the SBA 7(a) or SBIC programs.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

         PMC Advisers, organized in July 1993, is a registered investment advisor under the Investment Advisers Act of 1940 which acts as the investment advisor for PMC Commercial Trust ("PMC Commercial" or the "Trust"), a Texas real estate investment trust and an affiliate of PMC Capital, Inc.

         USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of PMC and its wholly owned regulated investment company subsidiaries (collectively "the Company"). Intercompany transactions have been eliminated in consolidation.

         The accounts of PMC Advisers and PMC Funding Corp. are accounted for by the equity method of accounting in conformity with the requirements of the 1940 Act.

         VALUATION OF INVESTMENTS
         Loans receivable are carried at the Board of Directors' estimate of fair value. The Board of Directors has estimated the fair value of loans receivable to be the loan principal balance less deferred fees and discounts, unless there is doubt as to the realization of the loan (a "problem loan"). A valuation reserve is established for a problem loan based on the creditor's payment history, collateral value, guarantor support, and other factors. Changes in market interest rates are not considered in determining the estimate of fair value.

         When selling the SBA-guaranteed portion of loans, the basis of the retained portion of the loans have been reduced by the differential between the face amount of the unguaranteed portion of the loans and the value as determined in accordance with Emerging Issues Task Force ("EITF" 88-11). This difference being the Retained Loan Discount. At the time of sale, premium income has been reduced by the Retained Loan Discount. Unless the underlying loans are paid in full or sold, the Retained Loan Discount is amortized over the life of the underlying loan based on an effective yield method. When a loan is prepaid, the remaining Retained Loan Discount is recognized as an increase to interest income. When a loan is sold, the remaining Retained Loan Discount is included as a reduction to the basis of the retained portion of the underlying loan as a reduction of cost.

         Excess servicing related to the sale of the guaranteed portion of SBA loans is carried at the Board of Directors' estimate of fair value at the time of the related loan sale and amortized on a pool basis over the estimated life of the underlying pool of loans.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

         For those sales of the unguaranteed portion of SBA loans, the related excess servicing asset has been offset by an allowance which represents the Board of Directors' estimate of probable credit losses to be incurred over the lives of the loans sold.

         Deferred fees consist of non-refundable fees less direct loan origination costs. These fees are being recognized over the life of the related loan as an adjustment of yield.

         Real property owned is carried at the Board of Directors' estimate of fair value, based upon appraisals and other factors.

         Cash equivalents are carried at value, which approximates cost.

         Debt incurred by the Company is valued at cost. Changes in market interest rates are not considered in determining fair value as determined by the Board of Directors.

         PROPERTY AND EQUIPMENT
         Property, equipment and leasehold improvements are carried at their value, which is cost less accumulated depreciation and amortization. Depreciation and amortization is computed using accelerated and straight-line methods, with estimated useful lives ranging from five to 15 years.

         REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS
         Realized gains or losses are measured by the difference between the proceeds from the sale and the cost basis of the investment, without regard to unrealized gains and losses previously recognized. The gain or loss calculated also includes loans written-off or charged-down during the year and recoveries of loans written-off or charged-down in prior years.

         Other changes in the value of investments are included as changes in the unrealized appreciation (depreciation) on investments in the statements of income.

         Realized gains on the sale of the unguaranteed portion of SBA loans are recognized based upon the difference between the sales price as adjusted for any excess servicing ( net of the allowance for credit losses) and the carrying value of the assets (including the Retained Loan Discount).

         INTEREST INCOME
         Interest income on loans is accrued as earned. The accrual of interest is generally suspended when the related loan becomes 60 days past due ("Non-accrual Loan"). Interest income on a Non-accrual Loan is recognized on the cash basis.

         Interest income includes the interest rate spread on loans sold to the secondary market or through the unguaranteed portion of SBA loans less the amortization of any excess servicing asset.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

         PREMIUM INCOME
         For loans originated by the SBLC after January 1, 1990, gain on the sale of the SBA guaranteed portion of such loans to the secondary market has been adjusted to reflect a normal service fee for the future servicing rights retained by the Company. Premium income represents the differential between the value attributable to the sale of a loan to the secondary market and the principal balance (cost) of the loan in accordance with EITF 88-11. The sale price includes the value attributable to any excess servicing spread retained by the Company plus any cash received.

         DEFERRED CHARGES
         Costs incurred in connection with the issuance of SBA debentures and the notes payable are included in deferred charges, deposits and other assets. These costs are amortized over the life of the related obligation.

         FEDERAL INCOME TAXES
         The Company has elected to be treated as a regulated investment company by meeting certain requirements of the Internal Revenue Code relating to the distribution of its net investment income to shareholders. Thereby the Company incurs no Federal income tax liability on such income. Based on its status as a regulated investment company, the Company may elect to retain, deem to distribute or distribute, in whole or in part, net long-term capital gains realized on the disposition of its investments.

         Any dividends declared by the Company in October, November or December of any calendar year, payable to shareholders of record on a specified date in such month and actually paid during January of the following year, may be treated as if it were received by the shareholders on December 31 of the year declared.

         DISTRIBUTIONS TO SHAREHOLDERS
         Distributions to shareholders are recorded on the ex-dividend date.

         STATEMENT OF CASH FLOWS
         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

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

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  (CONTINUED)

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

         Loans, including impaired loans, are generally classified as nonaccrual if they are past due as to maturity or payment of principal or interest for a period of more than 60 days. If a loan or a portion of a loan is classified as doubtful or is partially reserved or charged-off, the loan is classified as nonaccrual. Loans that are on a current payment status or past due less than 60 days may also be classified as nonaccrual if repayment in full of principal and/or interest is in doubt.

         EXCESS SERVICING ASSET
         During 1995, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 94-9, "Determining a Normal Servicing Fee Rate for the Sale of an SBA Loan." This consensus provides that for purposes of allocating the recorded investment in a loan between the portion of the loan sold and the portion retained, including any excess servicing asset, a normal servicing fee of 40 basis points should be used. The Company has historically used 50 basis points as a normal servicing fee. The effect of this change in estimate was not material to the consolidated financial statements during the year ended December 31, 1995.

         RECLASSIFICATION
         Certain prior period amounts have been reclassified to conform to current year presentation.


NOTE 2.      LOANS RECEIVABLE:

         Loans receivable consist primarily of loans made under SBIC, SSBIC, and SBLC programs established by the SBA and financings to businesses outside of the SBA loan programs.

         As an SBLC, First Western originates loans which are partially guaranteed by the SBA and which are collateralized generally, with first liens on real and/or personal property of the borrower. The SBA guarantees repayment of up to 90% of the principal amount of the
         loans originated  by First Western.   First Western  sells,  without
         recourse, the guaranteed portion of its loans into the secondary market while retaining the rights to service the loans. Funding for the SBA's Section 7(a) loan program depends on the annual appropriations by the U.S. Congress. At December 31, 1995, included in loans receivable are approximately $5.0 million which represents the guaranteed portion of First Western loans available for sale.

                               PMC CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.      LOANS RECEIVABLE: (CONTINUED)

         The principal balance of the loans serviced on behalf of third parties by First Western was approximately $150.1 million and $143.3 million at December 31, 1995 and 1994, respectively.

         First Western's loans, generally: (i) range in original principal amount from $30,000 to $1,400,000, (ii) provide for a variable rate of interest based on 1.5% to 2.75% above the then prevailing prime rate,
         (iii) have a term of seven to 25 years, (iv) may be prepaid without penalty and (v) require monthly payments covering accrued interest and amortization of principal based in part on the remaining useful life of the assets collateralizing the loans and on the borrowers' use of loan proceeds.

         PMIC and WFCC originate loans that are payable in monthly installments of principal and interest based upon four to 20 year amortization tables, with the balance due at maturity. These loans are collateralized with first liens on real and/or personal property and are generally guaranteed by the principals of the borrower.

         PMC originates loans to borrowers on a non-SBA supported basis, using similar criteria for loans that are funded under the SBA programs
         utilized by its three principal subsidiaries.  These loans are:   (i)
         to borrowers who exceed the eligibility requirements of the SBA 7(a) or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization tables, with the balance due at maturity, (iii) generally collateralized by real estate and/or equipment and (iv) are generally guaranteed by the principals of the borrower.

         The Company's portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of loans were to borrowers in Texas, Georgia and Florida, as noted below:

                                       Percentage of Loan Portfolio
            State                               December 31,
            -----                      ----------------------------
                                       1995                    1994
                                       ----                    ----
            Texas                       41%                     40%
            Florida                     13%                     16%
            Georgia                     10%                     10%
            Other                       36%                     34%
                                       ----                    ----
                                       100%                    100%
                                       ====                    ====

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.      LOANS RECEIVABLE: (CONTINUED)

         The activity in net unrealized depreciation on investments is as follows:

                                                                       Year Ended December 31,
                                                                    ----------------------------
                                                                       1995              1994
                                                                    ----------         ---------
         Balance, beginning of period . . . . . . . . . . . .       $  377,000         $ 520,000
         Provision for losses . . . . . . . . . . . . . . . .          399,211           263,989
         Loans written-off  . . . . . . . . . . . . . . . . .         (309,211)         (406,989)
                                                                    ----------         ---------
         Balance, end of period . . . . . . . . . . . . . . .       $  467,000         $ 377,000
                                                                    ==========         =========

         Loans receivable with an aggregate retained balance of $1.8 million and $1.2 million were greater than 60 days past due at December 31, 1995 and 1994, respectively.

         At December 31, 1995, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 totaled $1.5 million. Of this total, approximately $20,000 related to loans with no valuation reserve, since the estimated fair value of the collateral for each loan exceeds the respective loan balance. Approximately $1.5 million of these loans have a corresponding valuation allowance of $446,000. The Company has recognized $21,000 in valuation allowances on identified problem loans of $300,000 which were not deemed impaired. The Company did not recognize any material amount of interest on impaired loans during the portion of the period that they were impaired. Had these impaired loans performed in accordance with their original terms, interest income of approximately $168,000 would have been recognized during the year ended December 31, 1995.

NOTE 3.  EXCESS SERVICING ASSET:

      First Western sells, through separate transactions, the SBA guaranteed portion of all its originated loans into the secondary market ("SBA Guaranteed Sales"), and the unguaranteed portion of certain of its originated loans through private placements. First Western retains the right to service all such loans. The guaranteed portions are sold to either dealers in government guaranteed loans or institutional investors and certain of the unguaranteed portions have been sold in privately negotiated transactions between First Western and the purchaser.

      By retaining the right to service the loan, First Western earns an interest rate spread equal to the difference between the interest rate on the loan and the interest rate paid to the purchaser on the sold portion (this difference being the "Servicing Spread"). On SBA Guaranteed Sales, First Western or PMC recognizes premium income by receiving either a cash premium, an excess servicing right on the sale or a combination of these elements. On SBA Guaranteed Sales that involve receiving the maximum premium, First Western retains the minimum Servicing Spread of 1% required by SBA regulations ("SBA Minimum Servicing"). When receiving the maximum premium, PMC or First Western would recognize as premium income

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  EXCESS SERVICING ASSET: (CONTINUED)

      the difference between the amount received from the purchaser and the aggregate of the outstanding principal amount of the guaranteed portion plus any value of the Servicing Spread in excess of normal servicing (the "Excess Servicing Spread").

      On SBA Guaranteed Sales where First Western retains Servicing Spread in excess of the SBA Minimum Servicing, First Western recognizes premium income equal to the value of the Excess Servicing Spread, plus the difference, if any, between the amount received from the purchaser and the outstanding principal amount of the guaranteed portion sold as valued in accordance with EITF 88-11.

      The Board of Directors estimates the value of the Excess Servicing Spread based upon various factors including premiums realized on comparable transactions in the secondary market with a 1% servicing fee being retained, comparable market bids with normal servicing rates on SBA loans and the likelihood of prepayment. The value of the Excess Servicing Spread is recognized as premium income at the time of the sale and is concurrently capitalized as an excess servicing asset on First Western's balance sheet, which is then amortized over the estimated life of the loan. When the Excess Servicing Spread is retained by the SBLC, the amount of cash actually received over the life of the loan may exceed the gain previously recognized at the time the loan was sold. If actual cash flows exceed the excess servicing asset, the SBLC will recognize additional income in excess of the value of the excess servicing asset.
      A shorter loan life than that estimated at the time when the excess servicing asset was established will result in the carrying value of the excess servicing asset being written down through a charge to earnings.

      During the first quarter of 1995, the Company completed a reassessment of the method used to amortize the Excess Servicing Asset. Historically, the Company had amortized the Excess Servicing Asset based upon the estimated life for each loan at the time of sale, expectation of prepayments and other considerations. When a loan was paid in full, the remaining unamortized Excess Servicing Asset, if any, was charged against income. Considering the above factors and the Company's historical portfolio performance, the Company extended to the expected remaining life of the related loans, on a pooled basis, the period over which the remaining Excess Servicing Asset would be amortized for loans originated and sold prior to January 1, 1995. The Excess Servicing Asset is amortized on an accelerated method over the estimated remaining lives of the related pool assets. There can be no assurance of the accuracy of management's prepayment estimates. If prepayments occur at a faster rate than expected, the amortization of the Excess Servicing Asset will be accelerated as a charge to earnings. If actual prepayments occur at a slower rate than estimated, cash flows from the Excess Servicing Spread would exceed previously expected amounts and total income in future periods would be enhanced.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  EXCESS SERVICING ASSET: (CONTINUED)

      The sale of the unguaranteed portion of SBA loans has also generated an excess servicing asset to the extent that the Servicing Spread exceeds the normal servicing fee. This asset has been reduced by a valuation allowance in connection with the provisions of the sale (See Note 8).

      The activity in the excess servicing asset is summarized as follows:

                                                                             Year Ended December 31,
                                                                         ------------------------------
                                                                            1995                1994
                                                                         ----------          ----------
         Balance, beginning of year   . . . . . . . . . . . . .          $5,100,202          $5,108,095
         Additions, net of allowances . . . . . . . . . . . . .             791,522           1,484,452
         Less:  amortization, net . . . . . . . . . . . . . . .            (900,800)         (1,492,345)
                                                                         ----------          ----------
         Balance, end of year . . . . . . . . . . . . . . . . .          $4,990,924          $5,100,202
                                                                         ==========          ==========


NOTE 4.   PROPERTY AND EQUIPMENT:

         At December 31, 1995 and 1994, property and equipment consisted of the following:
                                                                            1995                  1994
                                                                         ----------            ---------
         Furniture and equipment  . . . . . . . . . . . . . . . .        $  288,852            $ 276,854
         Leasehold improvements . . . . . . . . . . . . . . . . .           150,000              150,000
         Automobiles  . . . . . . . . . . . . . . . . . . . . . .            12,673               51,932
                                                                         ----------            ---------
                                                                            451,525              478,786
         Less:   accumulated depreciation . . . . . . . . . . . .           252,165              231,051
                                                                         ----------            ---------
                                                                         $  199,360            $ 247,735
                                                                         ==========            =========

         Depreciation and amortization expense for the years ended December 31, 1995, 1994 and 1993 was approximately $57,000, $75,000 and $63,000, respectively.

NOTE 5.    NOTES PAYABLE:

         PMC has a $10 million uncollateralized revolving line of credit facility which, as extended, expires June, 1997. Advances pursuant to the line of credit bear interest at the Company's option at the bank's prime rate or the London Interbank Offering Rate (LIBOR) plus 200 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 1.5%, and the ratio of total liabilities to net worth will not exceed 200%. At December 31, 1995 and 1994, the Company had $1,000 outstanding pursuant to this credit facility. At December 31, 1995, the Company was in compliance with all covenants of this facility.

         PMC has consumated $35 million in private placements of uncollateralized senior notes. These borrowings have been utilized to fund commitments of the non-SBA lending program.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    NOTES PAYABLE: (CONTINUED)

         The notes require the Company to meet certain covenants, the most restrictive of which require; (i) that net loans receivable (as defined in the note agreement) exceed 150% of senior funded debt, (ii) the increase in the Company's loan valuation reserve for any 12 month period must not exceed 3% of net loans receivable, and (iii) the Company's consolidated earnings plus interest expense must exceed 150% of interest expense. At December 31, 1995, the Company was in compliance with all of the covenants of these notes. At December 31, 1995 outstanding uncollateralized senior notes were as follows:

                                                   Interest                                          Final
                            Date                      Rate                    Amount                Maturity
                            ----                   --------                   ------                --------
                        July 19, 1993                7.20%                 $20,000,000(2)         July 19, 2001
                      December 15, 1993              6.97%                   5,000,000          December 15, 2002
                       April 19, 1995                8.60%                   5,000,000           April 19, 2003
                       April 19, 1995           LIBOR +1.3% (1)              5,000,000           April 19, 2004
                                                                           -----------
                                                                           $35,000,000
                                                                           ===========

                 (1)      Reset quarterly, 7.24% at December 31, 1995.
                 (2) Payable in three equal annual installments commencing July 19, 1999.

         Principal payments required on the senior notes at December 31, 1995, are as follows:

                             Year Ending
                             December 31,                               Amount
                             ------------                            -----------
                                1999                                  $6,666,667
                                2000                                   6,666,667
                                2001                                   6,666,666
                                2002                                   5,000,000
                                2003                                   5,000,000
                                2004                                   5,000,000
                                                                     -----------
                                                                     $35,000,000
                                                                     ===========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.     SBA DEBENTURES PAYABLE:

         Debentures payable represent amounts due to the SBA as a result of borrowing made pursuant to the SBIA.

         At December 31, 1995, the maturities, interest rates and principal payments on the SBA debentures were as follows:

             Maturity Date             Interest Rate                 Amount
             -------------             -------------              -----------
         September 1, 1996                    8.750%              $ 2,490,000
         February 1, 1997                     7.950%                2,480,000
         September 1, 1997               (8) 10.350%                  800,000
         February 1, 1998                     8.850%                1,500,000
         August 18, 1999                 (1)  8.125%                1,000,000
         December 1, 1999                (8)  8.600%                  650,000
         September 1, 1999                    8.800%                2,500,000
         January 2, 2000                 (2)  7.875%                3,000,000
         March 1, 2000                        9.350%                1,000,000
         June 1, 2000                    (8)  9.300%                  300,000
         June 1, 2000                    (3)  9.300%                2,000,000
         September 1, 2000                    9.600%                4,310,000
         December 1, 2002                (8)  7.510%                  510,000
         September 1, 2004               (4)  5.200%                3,000,000
         September 1, 2004                    8.200%                3,000,000
         March 1, 2005                   (5)  4.840%                3,000,000
         June 1, 2005                    (6)  3.690%                5,000,000
         September 1, 2005               (7)  3.875%                7,000,000
                                                                  -----------
                                                                  $43,540,000
                                                                  ===========

         (1) The interest rate on this debenture was 5.125% through August 18, 1994, as a result of the subsidy program provided by the SBA.

         (2) The interest rate on this debenture was 4.875% through January 2, 1995, as a result of the subsidy program provided by the SBA.

         (3) The interest rate on this debenture was 6.300% through June 1, 1995, as a result of the subsidy program provided by the SBA.

         (4) The interest rate will increase to 8.200% in September 1999 until maturity.

         (5) The interest rate will increase to 7.840% in March 2000 until maturity.

         (6) The interest rate will increase to 6.690% in June 2000 until maturity.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.     SBA DEBENTURES PAYABLE: (CONTINUED)

         (7) The interest rate will increase to 6.875% in September 2000 until maturity.

         (8) During April 1995, the Company assumed $2,260,000 in SBA debentures from a non-affiliated small business investment corporation in exchange for loans receivable of $2,109,062 and cash of $150,938. The loans acquired were initially originated by the Company and a portion sold to the non-affiliated small business investment corporation. All of these loans were purchased at par and were performing according to their terms at the time of reacquisition.

NOTE 7.   COMMITMENTS AND CONTINGENCIES:

         OPERATING LEASES
         During 1991, the Company entered into an agreement to lease its corporate office space for a 15 year period from a corporation, a majority of whose principals are officers and directors of the Company. Leasehold improvements of $150,000 have been paid to the corporation for costs incurred during the build-out of the leased premises. The lease has been amended to allow the Company to terminate such lease without penalty upon 60 days written notice to the corporation. During 1995, the Company entered into agreements to lease additional space for one year periods.

         The independent members of the Board of Directors will decide on an annual basis whether PMC will continue the leases and the annual lease payments.

         The Company has additional agreements to lease office space in Florida and Georgia.

         Rental expense amounted to approximately $203,000, $176,000 and $219,000 during the years ended December 31, 1995, 1994 and 1993, respectively.

         Future minimum lease payments at December 31, 1995 are as follows:

                Year Ending
               December 31,                      Amount
               ------------                   ------------
                    1996                      $    189,000
                    1997                           175,000
                    1998                           175,000
                    1999                           167,000
                    2000                           152,000
                   Thereafter                      906,000
                                              ------------
                                              $  1,764,000
                                              ============

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   COMMITMENTS AND CONTINGENCIES: (CONTINUED)

         LOAN COMMITMENTS
         Loan commitments outstanding at December 31, 1995, to various prospective small business companies, including the unfunded portion of projects in the construction phase amounted to approximately $86.9 million. Of these commitments, $30.6 million are for loans to be originated by First Western and subject to SBA Guaranteed Sales. These commitments are made in the ordinary course of the Company's business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

         EMPLOYMENT AGREEMENTS
         The Company has employment contracts with certain of its officers for terms expiring August, 1997. Annual remuneration during the term of
         the contracts range from $91,000 to $214,500.   Future minimum
         payments under these contracts are as follows:

                 Year Ending
                 December 31,                   Amount
                 ------------                 -----------
                    1996                      $   926,000
                    1997                          540,000
                                              -----------
                                              $ 1,466,000
                                              ===========

         During the years ended December 31, 1995, 1994 and 1993 compensation to officers was approximately $1,229,000, $1,243,000 and $1,048,000, respectively.

         LITIGATION
         In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's consolidated financial position or results of operations.

         SBA FUNDING
         Approximately $62 million of the Company's loans outstanding at December 31, 1995 are funded under the SSBIC and SBIC programs which allow for PMIC and Western Financial to borrow funds at below market rates. The availability of funding under the SSBIC and SBIC is subject to annual appropriations by the U.S. Congress which have not been finalized for the government's fiscal year ending September 30, 1996.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   CREDIT RISK:

         In connection with First Western's structured sale of a 94% portion of certain unguaranteed SBA loans during December 1994, the Company is subject to credit risk. Total proceeds from the sale amounted to $24.8 million. Pursuant to the structured sale, the investors' protection from losses is provided by: (i) the subordination of a portion of loans receivable totaling approximately $1.6 million at the time of sale ($1.3 million at December 31, 1995) (ii) the subordination of Servicing Spread on those loans sold in the securitization and (iii) cash deposits provided by the Company. At December 31, 1995, approximately $1,785,000 of cash deposits held in interest bearing accounts were restricted. As a result of the Company's subordinated position, the $3.1 million excess servicing asset recognized during the year ended December 31, 1994 in connection with the structured sale has been reduced by a valuation reserve of $2.6 million. At December 31, 1995, the excess servicing asset was $2.6 million with a valuation reserve of $2.5 million.

         The Company has a fundamental policy that requires investment of at least 25% of its total assets in the lodging industry, and allows investment of up to 100% of total assets in this industry. At December 31, 1995 and 1994, loans to businesses in the lodging industry comprised 55% and 41% of its total assets, respectively.

         There can be no assurance that the Company will continue to experience the positive results it has historically acheived from these lending activities or that market conditions will enable the Company to maintain or increase this level of loan concentration. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Company. Additionally, loans to businesses located in Texas, Florida and Georgia currently comprise approximately 41%, 13% and 10% of the Company's outstanding loan portfolio, respectively. A decline in economic conditions in any of these states may adversely affect the Company.

NOTE 9.  CUMULATIVE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY:

         PMIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the "3% Preferred Stock") and 40,000 shares of $100 par value, 4% cumulative preferred stock (the "4% Preferred Stock"). The 3% Preferred Stock and the 4% Preferred Stock (collectively the "Preferred Stock") are held by the SBA pursuant to the SBIA.

         PMIC is entitled to redeem, in whole or in part, the 3% Preferred Stock by paying 35% of the par value of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $90,000 on the 3% Preferred Stock were recognized during each of the years ended December 31, 1995, 1994 and 1993.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CUMULATIVE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY: (CONTINUED)

         The 4% Preferred Stock was issued during September 1994 ($2,000,000) and May 1995 ($2,000,000), and must be redeemed at par no later than 15 years from the date of issuance. Dividends of approximately $132,000 and $22,000 were recognized during the years ended December 31, 1995 and 1994, respectively.

         Neither series of SBA Preferred Stock has any preemptive or conversion rights. The Preferred Stock provides for a liquidation preference in the amount of $100 per share plus accrued and unpaid dividends.

NOTE 10.  SHAREHOLDERS' EQUITY:

         The Company has a dividend reinvestment and cash purchase plan ("the Plan") for up to 500,000 shares of common stock. As amended, participants of the Plan have the option to reinvest all or a portion of dividends received plus an optional cash purchase of $10,000 per month. The purchase price of the shares is 98% of the average of the high and low price of the common stock as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date. During the years ended December 31, 1995, 1994 and 1993, the Company issued 187,005, 81,345 and 60,805 shares of common stock pursuant to the Plan for proceeds (through cash and the reinvestment of dividends) of $2,176,328, $1,181,156 and $807,919, respectively.

NOTE 11.   EARNINGS PER COMMON SHARE COMPUTATIONS:

         The computations of earnings per common share are based on the weighted average number of shares outstanding of the Company.
         Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMIC. Preferred stock dividend requirements were approximately $222,000, $112,000 and $90,000 during the years ended December 31, 1995, 1994 and 1993, respectively. The weighted average number of shares used in the computations of earnings per common share were 10,767,783, 10,649,885 and 10,578,756 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 12.   BORROWER ADVANCES:

         The Company finances several projects during the construction phase. At December 31, 1995, the Company was in the process of funding approximately $35.5 million in construction projects, of which $17.7 million in funding remained. As part of the monitoring process to verify that the borrowers' cash equity is utilized for its intended purpose, the Company receives amounts from the borrowers and releases the funds upon presentation of appropriate supporting documentation. The Company had approximately $2.3 million and $3.0 million in funds held on behalf of borrowers at December 31, 1995 and 1994, respectively.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13.  PROFIT SHARING PLAN:

         The Company has a profit sharing plan available to its full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to the profit sharing plan, the Company has expensed approximately $188,000, $168,000 and $152,000 during the years ended December 31, 1995, 1994 and 1993, respectively. Contributions to the profit sharing plan are at the discretion of the Board of Directors.

NOTE 14.  RELATED PARTY TRANSACTIONS:

         Pursuant to agreements between PMC Capital and its wholly owned subsidiaries, during the three years in the period ended December 31, 1995, PMC provided certain services to the subsidiaries at no cost. These services and costs include salaries, rent and other general corporate expenses. However, PMC retains all cash premiums on First Western's SBA Guaranteed Sales ($2,927,101, $2,733,988 and $5,011,486
         during the years ended December 31, 1995, 1994 and 1993, respectively) as compensation for these services and for the working capital provided by PMC Capital to First Western.

         During December 1993, PMC Advisers entered into an investment management agreement with the Trust. The officers and certain directors of the Trust are officers and directors of PMC. Pursuant to the agreement, the Trust pays PMC Advisers a base annual servicing fee of 0.50% of the average assets (as defined in the agreement) of the Trust under management plus an advisory fee of 1% of the average invested assets (as defined in the agreement ) of the Trust. In addition, PMC Advisers earns an advisory fee up to 1% of the average invested assets upon meeting certain criteria in regards to investment returns to the Trust shareholders. All such advisory fees are reduced by 50% with respect to the value of average invested assets that exceed the beneficiaries' equity of the Trust as a result of leverage or the issuance of preferred shares. Pursuant to the investment management agreement, advisory fees in the amount of $57,932 were waived through June 1994.

         Pursuant to the investment management agreement between PMC Advisers and the Trust, PMC Advisers earned $1,189,720 and $428,811 during the years ended December 31, 1995 and 1994 respectively.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  UNCONSOLIDATED SUBSIDIARY:

         As described in Note 1, PMC Advisers is accounted for by the equity method of accounting. During 1993 the advisor did not have any operating activity. The following is the condensed balance sheet for PMC Advisers as of December 31, 1995 and 1994 and the condensed statement of income for the years ended December 31, 1995 and 1994:

                                BALANCE SHEET

                                                                          December 31,
                                                                 ------------------------------
                                                                   1995                 1994
                                                                 ---------            ---------
                          ASSETS
                Cash equivalents    . . . . . . . . .            $ 140,162            $ 735,882
                Other assets        . . . . . . . . .                1,704                2,268
                Due from affiliate  . . . . . . . .  .             840,812              179,523
                                                                 ---------            ---------
                                                                 $ 982,678            $ 917,673
                                                                 =========            =========

                          LIABILITIES AND SHAREHOLDER'S EQUITY
                Liabilities:
                     Due to parent  . . . . . . . . .            $ 364,933            $ 432,592
                     Deferred fee revenue   . . . . .              591,745              450,381
                     Other liabilities  . . . . . . .                 -                   8,700
                                                                 ---------            ---------
                                                                   956,678              891,673
                                                                 ---------            ---------
                Shareholder's equity:
                     Common stock   . . . . . . . . .                1,000                1,000
                     Additional paid-in capital   . .               25,000               25,000
                                                                 ---------            ---------
                                                                    26,000               26,000
                                                                 ---------            ---------
                                                                 $ 982,678            $ 917,673
                                                                 =========            =========


                             STATEMENT OF INCOME
                    YEAR ENDED DECEMBER 31, 1995 AND 1994

                     INCOME:
                           Management fee . . . . . .           $1,189,720           $  428,811
                           Other income . . . . . . .               54,940              194,449
                                                                ----------           ----------
                                  Total income  . . .            1,244,660              623,260
                                                                ----------           ----------
                     EXPENSES:
                           General and administrative           $1,242,186              620,599
                           Other  . . . . . . . . . .               2 ,474                2,661
                                                                ----------           ----------
                                  Total expenses  . .            1,244,660              623,260
                                                                ----------           ----------

                                  NET INCOME  . . . .           $   -                $   -
                                                                ==========           ==========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  UNCONSOLIDATED SUBSIDIARY: (CONTINUED)

         PMC Capital allocates overhead to PMC Advisers to the extent that PMC Advisers utilizes the staff and facilities of PMC Capital. In no event will the allocated expenses exceed the income available from the operations of PMC Advisers.

NOTE 16.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

         The estimates of fair value as required by SFAS No. 107 differ from the value of the financial assets and liabilities determined by the Board of Directors primarily as a result of the effects of discounting future cash flows.

         The estimated fair values of the Company's financial instruments pursuant to SFAS No. 107 are as follows:

                                                        Carrying                  Fair
                                                         Amount                   Value
                                                        --------                --------
                                                             (Amounts in thousands)
         Assets:
              Loans receivable, net                     $110,499                $114,353
              Cash equivalents                            31,135                  31,135
              Cash                                           439                     439
              Restricted investments                       1,785                   1,785
              Other assets                                 6,229                   6,229

         Liabilities:
              Debentures payable                          43,540                  42,362
              Notes payable                               35,001                  34,881
              Other liabilities                            9,791                   9,791

          (a) Loans receivable, net

                   The estimated fair value for all fixed rate loans is estimated by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities.

                   The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and accordingly, delinquent loans have been disregarded in the valuation methodologies employed.

          (b) Cash equivalents

                   The carrying amount is a reasonable estimation of fair value.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.  FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED)

          (c) Cash

                   The carrying amount is a reasonable estimation of fair value.

          (d) Restricted investments

                   The carrying amount is a reasonable estimation of fair value.

          (e) Other assets

                   The carrying amount is a reasonable estimation of fair value.

          (f) Debentures payable

                   The estimated fair value is based on present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

          (g) Notes payable

                   The estimated fair value is based on present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

          (h) Other liabilities

                   The carrying amount is a reasonable estimation of fair value.

NOTE 17.  WRITE-DOWN OF REGISTRATION COSTS

          In 1994, PMC Investment Corporation ("PMIC") filed a registration statement with the Securities and Exchange Commission to register shares of its common stock. The Company had incurred approximately $136,000 in costs in connection with the filing of the registration statement. PMIC, a licensed specialized small business investment company, uses long-term funds provided by the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate is reduced through an SBA subsidy of 3% during the first five years). Due to the lack of availability of SBA subsidized debentures or preferred stock for the SBA's fiscal year ending September 30, 1996, the Company believes the registration will not be completed in the near term. Accordingly, during the year ended December 31, 1995, the Company has expensed the costs of registration.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1995



                                                                                                  CONSOLIDATED
                                                                                                      BEFORE          PMC CAPITAL,
                                                             CONSOLIDATED       ELIMINATION        ELIMINATION            INC.
                                                            --------------    --------------     --------------     --------------
                   ASSETS

INVESTMENTS AT VALUE, SEE ACCOMPANYING SCHEDULE:
  Loans receivable, net . . . . . . . . . . . . . . . .     $  110,499,485    $            -     $  110,499,485     $   27,944,942
  Excess servicing asset, net . . . . . . . . . . . . .          4,990,924                 -          4,990,924             -
  Cash equivalents  . . . . . . . . . . . . . . . . . .         31,134,961                 -         31,134,961         19,097,967
  Restricted investments  . . . . . . . . . . . . . . .          1,784,868                 -          1,784,868             -
  Real property owned . . . . . . . . . . . . . . . . .              4,505                 -              4,505             -
                                                            --------------    --------------     --------------     --------------
Total investments . . . . . . . . . . . . . . . . . . .        148,414,743                 -        148,414,743         47,042,909
                                                            --------------    --------------     --------------     --------------
OTHER ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . .            438,984                 -            438,984            163,272
  Accrued interest receivable . . . . . . . . . . . . .            723,360                 -            723,360            185,970
  Receivable for loans sold . . . . . . . . . . . . . .          4,370,715                 -          4,370,715            359,856
  Due from affiliates . . . . . . . . . . . . . . . . .          1,135,253       (27,532,040)        28,667,293         28,666,293
  Investment in subsidiaries  . . . . . . . . . . . . .             27,412       (23,588,714)        23,616,126         23,616,126
  Property and equipment, net . . . . . . . . . . . . .            199,360                 -            199,360             90,220
  Deferred charges, deposits and other assets . . . . .          1,168,919                 -          1,168,919            271,184
                                                            --------------    --------------     --------------     --------------
Total other assets  . . . . . . . . . . . . . . . . . .          8,064,003       (51,120,754)        59,184,757         53,352,921
                                                            --------------    --------------     --------------     --------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . .     $  156,478,746    $  (51,120,754)    $  207,599,500     $  100,395,830
                                                            ==============    ==============     ===============    ==============
      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable  . . . . . . . . . . . . . . .     $   43,540,000    $            -     $   43,540,000     $            -
  Notes payable . . . . . . . . . . . . . . . . . . . .         35,001,000                 -         35,001,000         35,001,000
  Accrued interest payable  . . . . . . . . . . . . . .          1,434,475                 -          1,434,475            441,925
  Deferred fee revenue  . . . . . . . . . . . . . . . .            778,927                 -            778,927            231,840
  Borrower advances . . . . . . . . . . . . . . . . . .          2,260,314                 -          2,260,314            369,078
  Dividends payable . . . . . . . . . . . . . . . . . .          3,595,637                 -          3,595,637          3,533,089
  Accounts payable  . . . . . . . . . . . . . . . . . .          2,500,231                 -          2,500,231             82,775
  Other liabilities . . . . . . . . . . . . . . . . . .          1,279,988                 -          1,279,988            863,996
  Due to affiliates . . . . . . . . . . . . . . . . . .                  -       (27,532,040)        27,532,040                  -
                                                            --------------    --------------     --------------     --------------
Total liabilities . . . . . . . . . . . . . . . . . . .         90,390,572       (27,532,040)       117,922,612         40,523,703
                                                            --------------    --------------     --------------     --------------
Cumulative preferred stock of subsidiary  . . . . . . .          7,000,000         3,000,000          4,000,000                  -
                                                            --------------    --------------     --------------     --------------
SHAREHOLDERS' EQUITY:
  Cumulative preferred stock of subsidiary, 3%  . . . .                  -        (3,000,000)         3,000,000                  -
  Common stock  . . . . . . . . . . . . . . . . . . . .            108,710           (21,739)           130,449            108,710
  Additional paid-in capital  . . . . . . . . . . . . .         58,429,112       (21,872,652)        80,301,764         58,429,112
  Undistributed net operating income  . . . . . . . . .          1,017,352        (2,694,323)         3,711,675          1,334,305
  Net unrealized depreciation on investments  . . . . .           (467,000)                -           (467,000)                 -
                                                            --------------    --------------     --------------     --------------
                                                                59,088,174       (27,588,714)        86,676,888         59,872,127
  Less treasury stock . . . . . . . . . . . . . . . . .                  -         1,000,000         (1,000,000)                 -
                                                            --------------    --------------     --------------     --------------
Total shareholders' equity  . . . . . . . . . . . . . .         59,088,174       (26,588,714)        85,676,888         59,872,127
                                                            --------------    --------------     --------------     --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . .     $  156,478,746    $  (51,120,754)    $  207,599,500     $  100,395,830
                                                            ==============    ==============     ===============    ==============
NET ASSET VALUE PER COMMON SHARE  . . . . . . . . . . .     $         5.44
                                                            ==============
                                                                 FIRST             WESTERN
                                                             WESTERN SBLC,        FINANCIAL            PMC
                                                                  AND              CAPITAL          INVESTMENT
                                                              SUBSIDIARY         CORPORATION        CORPORATION
                                                            --------------     --------------     ---------------
                   ASSETS

INVESTMENTS AT VALUE, SEE ACCOMPANYING SCHEDULE:
  Loans receivable, net . . . . . . . . . . . . . . . .     $   20,833,787     $   25,053,233     $    36,667,523
  Excess servicing asset, net . . . . . . . . . . . . .          4,990,924                  -                   -
  Cash equivalents  . . . . . . . . . . . . . . . . . .          1,712,858          2,763,393           7,560,743
  Restricted investments  . . . . . . . . . . . . . . .          1,784,868                  -                   -
  Real property owned . . . . . . . . . . . . . . . . .                  5              4,500                   -
                                                            --------------     --------------     ---------------
Total investments . . . . . . . . . . . . . . . . . . .         29,322,442         27,821,126          44,228,266
                                                            --------------     --------------     ---------------
OTHER ASSETS:
  Cash  . . . . . . . . . . . . . . . . . . . . . . . .            162,673              5,470             107,569
  Accrued interest receivable . . . . . . . . . . . . .            126,231            182,045             229,114
  Receivable for loans sold . . . . . . . . . . . . . .          4,010,859                  -                   -
  Due from affiliates . . . . . . . . . . . . . . . . .                  -              1,000                   -
  Investment in subsidiaries  . . . . . . . . . . . . .                  -                  -                   -
  Property and equipment, net . . . . . . . . . . . . .             36,380             36,380              36,380
  Deferred charges, deposits and other assets . . . . .            249,283            129,417             519,035
                                                            --------------     --------------     ---------------
Total other assets  . . . . . . . . . . . . . . . . . .          4,585,426            354,312             892,098
                                                            --------------     --------------     ---------------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . .     $   33,907,868     $   28,175,438     $    45,120,364
                                                            ==============     ==============     ===============

      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable  . . . . . . . . . . . . . . .     $            -     $   19,540,000      $   24,000,000
  Notes payable . . . . . . . . . . . . . . . . . . . .                  -                  -                   -
  Accrued interest payable  . . . . . . . . . . . . . .             45,134            577,066             370,350
  Deferred fee revenue  . . . . . . . . . . . . . . . .            127,303            152,930             266,854
  Borrower advances . . . . . . . . . . . . . . . . . .          1,273,243            203,863             414,130
  Dividends payable . . . . . . . . . . . . . . . . . .                  -                  -              62,548
  Accounts payable  . . . . . . . . . . . . . . . . . .          2,370,249              3,112              44,095
  Other liabilities . . . . . . . . . . . . . . . . . .            341,992             26,000              48,000
  Due to affiliates . . . . . . . . . . . . . . . . . .         27,470,648                  -              61,392
                                                            --------------     --------------     ---------------
Total liabilities . . . . . . . . . . . . . . . . . . .         31,628,569         20,502,971          25,267,369
                                                            --------------     --------------     ---------------
Cumulative preferred stock of subsidiary  . . . . . . .                  -                  -           4,000,000
                                                            --------------     --------------     ---------------
SHAREHOLDERS' EQUITY:
  Cumulative preferred stock of subsidiary, 3%  . . . .                  -                  -           3,000,000
  Common stock  . . . . . . . . . . . . . . . . . . . .                 50             20,689               1,000
  Additional paid-in capital  . . . . . . . . . . . . .          1,999,950          7,433,885          12,438,817
  Undistributed net operating income  . . . . . . . . .          1,497,299            399,893             480,178
  Net unrealized depreciation on investments  . . . . .           (218,000)          (182,000)            (67,000)
                                                            --------------     --------------     ---------------
                                                                 3,279,299          7,672,467          15,852,995
  Less treasury stock . . . . . . . . . . . . . . . . .         (1,000,000)                 -                   -
                                                            --------------     --------------     ---------------
Total shareholders' equity  . . . . . . . . . . . . . .          2,279,299          7,672,467          15,852,995
                                                            --------------     --------------     ---------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . .     $   33,907,868     $   28,175,438     $    45,120,364
                                                            ==============     ==============     ===============
NET ASSET VALUE PER COMMON SHARE  . . . . . . . . . . .

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATING FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1995





                                                                                                   CONSOLIDATED
                                                                                                      BEFORE          PMC CAPITAL,
                                                                CONSOLIDATED      ELIMINATION      ELIMINATION            INC.
                                                               --------------    -------------    -------------      -------------
Investment income:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .  $   16,329,854    $       -        $  16,329,854      $   4,264,341
  Premium income  . . . . . . . . . . . . . . . . . . . . . .       2,847,139            -            2,847,139          2,927,101
  Other investment income, net  . . . . . . . . . . . . . . .         368,220            -              368,220            290,605
                                                               --------------    -------------    -------------      -------------
Total investment income . . . . . . . . . . . . . . . . . . .      19,545,213            -           19,545,213          7,482,047

Other income, net . . . . . . . . . . . . . . . . . . . . . .       1,794,759            -            1,794,759          1,397,987

Equity in income (loss) of subsidiaries . . . . . . . . . . .         (77,778)      (9,035,634)       8,957,856          8,957,856
                                                               --------------    -------------    -------------      -------------
Total income  . . . . . . . . . . . . . . . . . . . . . . . .      21,262,194       (9,035,634)      30,297,828         17,837,890
                                                               --------------    -------------    -------------      -------------
Expense:
  Salaries and related benefits . . . . . . . . . . . . . . .       2,778,264            -            2,778,264          2,778,264
  Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . .         202,929            -              202,929            202,929
  Legal and Accounting  . . . . . . . . . . . . . . . . . . .         151,875            -              151,875            138,979
  Directors and shareholders expense  . . . . . . . . . . . .          38,447            -               38,447             38,447
  Small Business Administration fees  . . . . . . . . . . . .          77,303            -               77,303              -
  General and administrative  . . . . . . . . . . . . . . . .       1,053,298            -            1,053,298            727,741
  Profit sharing plan . . . . . . . . . . . . . . . . . . . .         189,494            -              189,494            189,494
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .       5,049,312            -            5,049,312          2,399,679
                                                               --------------    -------------    -------------      -------------
Total expense . . . . . . . . . . . . . . . . . . . . . . . .       9,540,922            -            9,540,922          6,475,533
                                                               --------------    -------------    -------------      -------------
Net  operating income . . . . . . . . . . . . . . . . . . . .      11,721,272       (9,035,634)      20,756,906         11,362,357
                                                               --------------    -------------    -------------      -------------
Realized and unrealized gain (loss)
  on investments:
    Loans written-off . . . . . . . . . . . . . . . . . . . .        (309,211)           -             (309,211)             -
    Recoveries on loans written-off . . . . . . . . . . . . .          40,296            -               40,296              -
    Change in unrealized appreciation
      (depreciation) on investments . . . . . . . . . . . . .         (90,000)           -              (90,000)             -
                                                               --------------    -------------    -------------      -------------
                                                                     (358,915)           -             (358,915)             -
                                                               --------------    -------------    -------------      -------------
Net operating income and realized and unrealized
  gain (loss) on investments  . . . . . . . . . . . . . . . .  $   11,362,357    $  (9,035,634)   $  20,397,991      $  11,362,357
                                                               ==============    =============    =============      =============
Earnings per share  . . . . . . . . . . . . . . . . . . . . .           $1.03
                                                               ==============



                                                                    FIRST             WESTERN
                                                                 WESTERN SBLC,       FINANCIAL            PMC
                                                                     AND              CAPITAL         INVESTMENT
                                                                  SUBSIDIARY        CORPORATION       CORPORATION
                                                                 -------------      -----------      -------------
Investment income:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .    $   5,444,772      $ 3,006,913      $   3,613,828
  Premium income  . . . . . . . . . . . . . . . . . . . . . .          (79,962)            -                 -
  Other investment income, net  . . . . . . . . . . . . . . .           10,005           44,017             23,593
                                                                 -------------      -----------      -------------
Total investment income . . . . . . . . . . . . . . . . . . .        5,374,815        3,050,930          3,637,421

Other income, net . . . . . . . . . . . . . . . . . . . . . .          312,946           10,946             72,880

Equity in income (loss) of subsidiaries . . . . . . . . . . .            -                 -                 -
                                                                 -------------      -----------      -------------
Total income  . . . . . . . . . . . . . . . . . . . . . . . .        5,687,761        3,061,876          3,710,301
                                                                 -------------      -----------      -------------
Expense:
  Salaries and related benefits . . . . . . . . . . . . . . .            -                 -                 -
  Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . .            -                 -                 -
  Legal and Accounting  . . . . . . . . . . . . . . . . . . .            8,090            1,735              3,071
  Directors and shareholders expense  . . . . . . . . . . . .            -                 -                 -
  Small Business Administration fees  . . . . . . . . . . . .            -               37,253             40,050
  General and administrative  . . . . . . . . . . . . . . . .           76,967           44,740            203,850
  Profit sharing plan . . . . . . . . . . . . . . . . . . . .            -                 -                 -
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . .           41,564        1,676,152            931,917
                                                                 -------------      -----------      -------------
Total expense . . . . . . . . . . . . . . . . . . . . . . . .          126,621        1,759,880          1,178,888
                                                                 -------------      -----------      -------------
Net  operating income . . . . . . . . . . . . . . . . . . . .        5,561,140        1,301,996          2,531,413
                                                                 -------------      -----------      -------------
Realized and unrealized gain (loss)
  on investments:
    Loans written-off . . . . . . . . . . . . . . . . . . . .         (171,056)         (79,000)           (59,155)
    Recoveries on loans written-off . . . . . . . . . . . . .            -                8,296             32,000
    Change in unrealized appreciation
      (depreciation) on investments . . . . . . . . . . . . .          (67,000)         (23,000)             -
                                                                 -------------      -----------      -------------
                                                                      (238,056)         (93,704)           (27,155)
                                                                 -------------      -----------      -------------
Net operating income and realized and unrealized
  gain (loss) on investments  . . . . . . . . . . . . . . . .    $   5,323,084      $ 1,208,292      $   2,504,258
                                                                 =============      ===========      =============
Earnings per share  . . . . . . . . . . . . . . . . . . . . .

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATING FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                CONSOLIDATING STATEMENT OF SHAREHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 1995




                                                                                                  ADDITIONAL        UNDISTRIBUTED
                                                              PREFERRED          COMMON            PAID-IN          NET OPERATING
                                                              STOCK, 3%          STOCK             CAPITAL             INCOME
                                                            --------------    ------------      -------------     ---------------
PMC CAPITAL, INC.

   BALANCES, JANUARY 1, 1995 . . . . . . . . . . . . . . .  $       -         $    106,840      $  56,254,654     $     1,571,835

   Net income  . . . . . . . . . . . . . . . . . . . . . .          -                -                -                11,362,357
   Dividend reinvestment plan,  187,005 shares . . . . . .          -                1,870          2,174,458              -
   Dividends on common stock . . . . . . . . . . . . . . .          -                -                -               (11,599,886)
                                                            --------------    ------------      -------------     ---------------
   BALANCES,  DECEMBER 31, 1995  . . . . . . . . . . . . .  $       -         $    108,710      $  58,429,112     $     1,334,306
                                                            ==============    ============      =============     ===============

FIRST WESTERN SBLC, INC. AND SUBSIDIARY

   BALANCES, JANUARY 1, 1995 . . . . . . . . . . . . . . .  $       -         $         50      $   1,999,950     $     1,457,215

   Net income  . . . . . . . . . . . . . . . . . . . . . .          -                -                -                 5,390,084
   Dividends to parent company . . . . . . . . . . . . . .          -                -                -                (5,350,000)
                                                            --------------    ------------      -------------     ---------------
   BALANCES,  DECEMBER 31, 1995  . . . . . . . . . . . . .  $       -         $         50      $   1,999,950     $     1,497,299
                                                            ==============    ============      =============     ===============

WESTERN FINANCIAL CAPITAL CORPORATION

   BALANCES, JANUARY 1, 1995 . . . . . . . . . . . . . . .  $       -         $     20,689      $   6,433,885     $       218,601

   Net income  . . . . . . . . . . . . . . . . . . . . . .          -                -                -                 1,231,292
   Contribution of capital . . . . . . . . . . . . . . . .          -                -              1,000,000              -
   Dividends to parent company . . . . . . . . . . . . . .          -                -                -                (1,050,000)
                                                            --------------    ------------      -------------     ---------------
   BALANCES,  DECEMBER 31, 1995  . . . . . . . . . . . . .  $       -         $     20,689      $   7,433,885     $       399,893
                                                            ==============    ============      =============     ===============

PMC INVESTMENT CORPORATION

   BALANCES, JANUARY 1, 1995 . . . . . . . . . . . . . . .  $    3,000,000    $      1,000      $   5,438,817     $        97,865

   Net income  . . . . . . . . . . . . . . . . . . . . . .          -                -                -                 2,504,258
   Contribution of capital . . . . . . . . . . . . . . . .          -                -              7,000,000              -
   Dividends to parent company . . . . . . . . . . . . . .          -                -                -                (1,900,000)
   Dividends, preferred  . . . . . . . . . . . . . . . . .          -                -                -                  (221,945)
                                                            --------------    ------------      -------------     ---------------
   BALANCES,  DECEMBER 31, 1995  . . . . . . . . . . . . .  $    3,000,000    $      1,000      $  12,438,817     $       480,178
                                                            ==============    ============      =============     ===============

ELIMINATION ADJUSTMENTS

   Equity in income of subsidiaries  . . . . . . . . . . .          -                -                -                (9,035,634)
   Dividends to parent . . . . . . . . . . . . . . . . . .          -                -                -                 8,300,000
   Stock of subsidiaries . . . . . . . . . . . . . . . . .      (3,000,000)        (21,739)       (21,872,652)             -
   Undistributed earnings of subsidiaries  . . . . . . . .          -                -                -                (1,958,690)
                                                            --------------    ------------      -------------     ---------------
                                                                (3,000,000)        (21,739)       (21,872,652)         (2,694,324)
                                                            --------------    ------------      -------------     ---------------
CONSOLIDATED                                                $     -           $    108,710      $  58,429,112     $     1,017,352
                                                            ==============    ============      =============     ===============


                                                                 NET
                                                              UNREALIZED
                                                             APPRECIATION                             TOTAL
                                                            (DEPRECIATION)        TREASURY         SHAREHOLDERS'
                                                            ON INVESTMENTS         STOCK              EQUITY
                                                            --------------     --------------     ---------------
PMC CAPITAL, INC.

   BALANCES, JANUARY 1, 1995 . . . . . . . . . . . . . . .  $       -          $       -          $    57,933,329

   Net income  . . . . . . . . . . . . . . . . . . . . . .          -                  -               11,362,357
   Dividend reinvestment plan,  187,005 shares . . . . . .          -                  -                2,176,328
   Dividends on common stock . . . . . . . . . . . . . . .          -                  -              (11,599,886)
                                                            --------------     --------------     ---------------
   BALANCES,  DECEMBER 31, 1995  . . . . . . . . . . . . .  $       -          $       -          $    59,872,128
                                                            ==============     ==============     ===============

FIRST WESTERN SBLC, INC. AND SUBSIDIARY

   BALANCES, JANUARY 1, 1995 . . . . . . . . . . . . . . .  $     (151,000)    $   (1,000,000)    $     2,306,215

   Net income  . . . . . . . . . . . . . . . . . . . . . .         (67,000)            -                5,323,084
   Dividends to parent company . . . . . . . . . . . . . .          -                  -               (5,350,000)
                                                            --------------     --------------     ---------------
   BALANCES,  DECEMBER 31, 1995  . . . . . . . . . . . . .  $     (218,000)    $   (1,000,000)    $     2,279,299
                                                            ==============     ==============     ===============

WESTERN FINANCIAL CAPITAL CORPORATION

   BALANCES, JANUARY 1, 1995 . . . . . . . . . . . . . . .  $     (159,000)    $       -          $     6,514,175

   Net income  . . . . . . . . . . . . . . . . . . . . . .         (23,000)            -                1,208,292
   Contribution of capital . . . . . . . . . . . . . . . .          -                  -                1,000,000
   Dividends to parent company . . . . . . . . . . . . . .          -                  -               (1,050,000)
                                                            --------------     --------------     ---------------
   BALANCES,  DECEMBER 31, 1995  . . . . . . . . . . . . .  $     (182,000)    $       -          $     7,672,467
                                                            ==============     ==============     ===============

PMC INVESTMENT CORPORATION

   BALANCES, JANUARY 1, 1995 . . . . . . . . . . . . . . .  $      (67,000)    $       -          $     8,470,682

   Net income  . . . . . . . . . . . . . . . . . . . . . .          -                  -                2,504,258
   Contribution of capital . . . . . . . . . . . . . . . .          -                  -                7,000,000
   Dividends to parent company . . . . . . . . . . . . . .          -                  -               (1,900,000)
   Dividends, preferred  . . . . . . . . . . . . . . . . .          -                  -                 (221,945)
                                                            --------------     --------------     ---------------
   BALANCES,  DECEMBER 31, 1995  . . . . . . . . . . . . .  $      (67,000)    $       -          $    15,852,995
                                                            ==============     ==============     ===============

ELIMINATION ADJUSTMENTS

   Equity in income of subsidiaries  . . . . . . . . . . .          -                  -               (9,035,634)
   Dividends to parent . . . . . . . . . . . . . . . . . .          -                  -                8,300,000
   Stock of subsidiaries . . . . . . . . . . . . . . . . .          -               1,000,000         (23,894,391)
   Undistributed earnings of subsidiaries  . . . . . . . .          -                  -               (1,958,690)
                                                            --------------     --------------     ---------------
                                                                    -               1,000,000         (26,588,715)
                                                            --------------     --------------     ---------------
CONSOLIDATED                                                $     (467,000)    $       -          $    59,088,174
                                                            ==============     ==============     ===============


 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATING FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1995



                                                                                                    CONSOLIDATED
                                                                                                      BEFORE        PMC CAPITAL,
                                                                    CONSOLIDATED    ELIMINATION     ELIMINATION         INC.
                                                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and
    unrealized gain (loss) on investments . . . . . . . . . . . .   $ 11,362,357    $ (9,035,634)   $ 20,397,991    $ 11,362,357
  Adjustments to reconcile net operating
    income and realized and unrealized
    gain (loss) on investments to net cash
    provided by (used in) operating activities:
        Loans funded, held for sale . . . . . . . . . . . . . . .    (30,468,122)         -          (30,468,122)         -
        Proceeds from sale of guaranteed loans  . . . . . . . . .     30,298,570          -           30,298,570          -
        Change in unrealized depreciation on
            investments and loans written-off . . . . . . . . . .        358,915          -              358,915          -
        Unrealized premium income, net  . . . . . . . . . . . . .         79,962          -               79,962          -
        Amortization of property and equipment
            and other deferred costs . . . . . . . . . . . . .           170,433          -              170,433          89,906
        Amortization of excess servicing asset  . . . . . . . . .        971,610          -              971,610          -
        Accretion of discount on portfolio  . . . . . . . . . . .       (167,930)         -             (167,930)        (38,875)
        Accretion of deferred fees  . . . . . . . . . . . . . . .       (508,062)         -             (508,062)       (103,597)
        Accretion on government securities  . . . . . . . . . . .       (123,318)         -             (123,318)       (123,318)
        Deferred fees collected . . . . . . . . . . . . . . . . .      1,050,318          -            1,050,318        (114,807)
        (Gain) loss on sale of assets . . . . . . . . . . . . . .         26,059          -               26,059             127
        Equity in loss of unconsolidated subsidiary . . . . . . .         77,778          -               77,778          77,778
        Net change in operating assets
          and liabilities:
            Accrued interest receivable . . . . . . . . . . . . .       (298,322)         -             (298,322)        (39,721)
            Other assets  . . . . . . . . . . . . . . . . . . . .       (165,848)         -             (165,848)       (283,459)
            Accrued interest payable  . . . . . . . . . . . . . .        401,163          -              401,163         123,934
            Borrower advances . . . . . . . . . . . . . . . . . .       (693,848)         -             (693,848)       (294,814)
            Other liabilities . . . . . . . . . . . . . . . . . .        502,911          -              502,911         315,085
                                                                    ------------    ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . .     12,874,626      (9,035,634)     21,910,260      10,970,596
                                                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded  . . . . . . . . . . . . . . . . . . . . . . . . .    (47,098,934)         -          (47,098,934)     (7,695,209)
  Principal collected and other adjustments . . . . . . . . . . .     10,651,520          -           10,651,520       3,762,943
  Purchase of furniture and fixtures and other
     assets . . . . . . . . . . . . . . . . . . . . . . . . . . .        (52,712)         -              (52,712)        (25,644)
  Purchase of government securities'  . . . . . . . . . . . . . .     (3,942,013)         -           (3,942,013)     (3,942,013)
  Proceeds from maturities of government securities . . . . . . .      8,947,497          -            8,947,497       8,947,497
  Investment in restricted cash . . . . . . . . . . . . . . . . .       (251,277)         -             (251,277)         -
  Proceeds from sale of assets  . . . . . . . . . . . . . . . . .        232,786          -              232,786          -
  Investment in subsidiaries  . . . . . . . . . . . . . . . . . .       (400,000)      8,735,634      (9,135,634)     (9,135,634)
                                                                    ------------    ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . . .    (31,913,133)      8,735,634     (40,648,767)     (8,088,060)
                                                                    ------------    ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of SBA debentures . . . . . . . . . . .     15,000,000          -           15,000,000          -
   Proceeds from issuance of notes payable  . . . . . . . . . . .     10,000,000          -           10,000,000      10,000,000
   Proceeds from issuance of common stock . . . . . . . . . . . .      1,399,220      (8,000,000)      9,399,220       1,399,220
   Proceeds from issuance of preferred stock  . . . . . . . . . .      2,000,000          -            2,000,000          -
   Payment of dividends on common stock . . . . . . . . . . . . .    (11,188,909)      8,300,000     (19,488,909)    (11,188,909)
   Payment of dividends on preferred stock  . . . . . . . . . . .       (204,437)         -             (204,437)         -
   Advances from (to) affiliates, net . . . . . . . . . . . . . .        357,099          -              357,099      (7,182,620)
   Payment of issuance costs on notes and debentures  . . . . . .       (446,926)         -             (446,926)        (53,176)
                                                                    ------------    ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . . . .     16,916,047         300,000      16,616,047      (7,025,485)
                                                                    ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . .     (2,122,460)         -           (2,122,460)     (4,142,949)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  . . . . . . . . . .     33,696,405          -           33,696,405      23,404,188
                                                                    ------------    ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, END OF YEAR  . . . . . . . . . . . . .   $ 31,573,945    $     -         $ 31,573,945    $ 19,261,239
                                                                    ============    ============    ============    ============
SUPPLEMENTAL DISCLOSURE:
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . .   $  4,648,149    $     -         $  4,648,149    $  2,275,745
                                                                    ============    ============    ============    ============

   Dividends reinvested . . . . . . . . . . . . . . . . . . . . .   $    777,107    $     -         $    777,107    $    777,107
                                                                    ============    ============    ============    ============

   Loans receivable acquired in exchange for SBA debentures . . .   $  2,109,062    $     -         $  2,109,062    $     -
                                                                    ============    ============    ============    ============
   Reclassification from loans receivable to
     real property owned  . . . . . . . . . . . . . . . . . . . .   $     65,000    $     -         $     65,000    $     -
                                                                    ============    ============    ============    ============

   Loans to facilitate sale of real property owned  . . . . . . .   $     85,000    $     -         $     85,000    $     -
                                                                    ============    ============    ============    ============


                                                                        FIRST                WESTERN
                                                                     WESTERN SBLC,          FINANCIAL               PMC
                                                                         AND                 CAPITAL             INVESTMENT
                                                                      SUBSIDIARY           CORPORATION           CORPORATION
                                                                    ---------------      ---------------      -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and
    unrealized gain (loss) on investments . . . . . . . . . . . .   $     5,323,084      $     1,208,292      $       2,504,258
  Adjustments to reconcile net operating
    income and realized and unrealized
    gain (loss) on investments to net cash
    provided by (used in) operating activities:
        Loans funded, held for sale . . . . . . . . . . . . . . .       (30,468,122)              -                     -
        Proceeds from sale of guaranteed loans  . . . . . . . . .        30,298,570               -                     -
        Change in unrealized depreciation on
            investments and loans written-off . . . . . . . . . .           238,056               93,704                 27,155
        Unrealized premium income, net  . . . . . . . . . . . . .            79,962               -                     -
        Amortization of property and equipment
            and other deferred costs  . . . . . . . . . . . . . .              3,336               37,057                 40,134
        Amortization of excess servicing asset  . . . . . . . . .           971,610               -                     -
        Accretion of discount on portfolio  . . . . . . . . . . .          (128,319)                (351)                  (385)
        Accretion of deferred fees  . . . . . . . . . . . . . . .          (164,227)             (95,411)              (144,827)
        Accretion on government securities  . . . . . . . . . . .           -                     -                     -
        Deferred fees collected . . . . . . . . . . . . . . . . .            53,470              392,634                719,021
        (Gain) loss on sale of assets . . . . . . . . . . . . . .            46,856                6,482                (27,406)
        Equity in loss of unconsolidated subsidiary . . . . . . .           -                     -                     -
        Net change in operating assets
          and liabilities:
            Accrued interest receivable . . . . . . . . . . . . .           (89,647)             (57,786)              (111,168)
            Other assets  . . . . . . . . . . . . . . . . . . . .            72,400                9,594                 35,617
            Accrued interest payable  . . . . . . . . . . . . . .             3,623               59,578                214,028
            Borrower advances . . . . . . . . . . . . . . . . . .          (611,250)              90,047                122,169
            Other liabilities . . . . . . . . . . . . . . . . . .           203,388               23,247                (38,809)
                                                                    ---------------      ---------------      -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES . . . . . . .         5,832,790            1,767,087              3,339,787
                                                                    ---------------      ---------------      -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded  . . . . . . . . . . . . . . . . . . . . . . . . .       (10,156,041)          (8,011,887)           (21,235,797)
  Principal collected and other adjustments . . . . . . . . . . .         1,566,535            3,768,432              1,553,610
  Purchase of furniture and fixtures and other
     assets . . . . . . . . . . . . . . . . . . . . . . . . . . .           (25,386)              (1,682)               -
  Purchase of government securities'  . . . . . . . . . . . . . .           -                     -                     -
  Proceeds from maturities of government securities . . . . . . .           -                     -                     -
  Investment in restricted cash . . . . . . . . . . . . . . . . .          (251,277)              -                     -
  Proceeds from sale of assets  . . . . . . . . . . . . . . . . .            49,530               30,000                153,256
  Investment in subsidiaries  . . . . . . . . . . . . . . . . . .           -                     -                     -
                                                                    ---------------      ---------------      -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES . . . . . . .        (8,816,639)          (4,215,137)           (19,528,931)
                                                                    ---------------      ---------------      -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of SBA debentures . . . . . . . . . . .           -                     -                  15,000,000
   Proceeds from issuance of notes payable  . . . . . . . . . . .           -                     -                     -
   Proceeds from issuance of common stock . . . . . . . . . . . .           -                  1,000,000              7,000,000
   Proceeds from issuance of preferred stock  . . . . . . . . . .           -                     -                   2,000,000
   Payment of dividends on common stock . . . . . . . . . . . . .        (5,350,000)          (1,050,000)            (1,900,000)
   Payment of dividends on preferred stock  . . . . . . . . . . .           -                     -                    (204,437)
   Advances from (to) affiliates, net . . . . . . . . . . . . . .         8,411,348             (601,000)              (270,629)
   Payment of issuance costs on notes and debentures  . . . . . .           -                     -                    (393,750)
                                                                    ---------------      ---------------      -----------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES . . . . . . .         3,061,348             (651,000)            21,231,184
                                                                    ---------------      ---------------      -----------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . .            77,499           (3,099,050)             5,042,040

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR  . . . . . . . . . .         1,798,032            5,867,913              2,626,272
                                                                    ---------------      ---------------      -----------------
CASH AND CASH EQUIVALENTS, END OF YEAR  . . . . . . . . . . . . .   $     1,875,531      $     2,768,863      $       7,668,312
                                                                    ===============      ===============      =================
SUPPLEMENTAL DISCLOSURE:
   Interest paid  . . . . . . . . . . . . . . . . . . . . . . . .   $        37,941      $     1,616,574      $         717,889
                                                                    ===============      ===============      =================

   Dividends reinvested . . . . . . . . . . . . . . . . . . . . .   $       -            $        -           $         -
                                                                    ===============      ===============      =================

   Loans receivable acquired in exchange for SBA debentures . . .   $       -            $     2,109,062      $         -
                                                                    ===============      ===============      =================

   Reclassification from loans receivable to
     real property owned  . . . . . . . . . . . . . . . . . . . .   $        65,000      $        -           $         -
                                                                    ===============      ===============      =================

   Loans to facilitate sale of real property owned  . . . . . . .   $       -            $        85,000      $         -
                                                                    ===============      ===============      =================

 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATING FINANCIAL
                                  STATEMENTS.

                                    EXHIBITS

         Exhibit          Description                                                     Page
         -------          -----------                                                     ----


         3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 4(b)(1) to Amendment No. 9 to the Registration Statement on Form N-2 (Registration No.
                          33-2535) (the "N-2 Registration Statement"), Amendment
                          No. 9 dated November 29, 1991.

         3.2 By-Laws, as amended (incorporated by reference to Exhibit 2 to Amendment No.7 to the N-2 Registration
                          Statement dated April 27, 1989).

         4.1 Certificate of Common Stock. (incorporated by reference to Exhibit 4 to Amendment No. 1 to the N-2 Registration
                          Statement dated November 10, 1993).

         4.2 Debenture dated September 24, 1986 for $2,490,000 loan with SBA - incorporated by reference from Registrant's
                          Form N-2, Amendment No. 6, dated April 27, 1988.

         4.3 Debenture dated February 4, 1987 for $2,480,000 loan with SBA - incorporated by reference from Registrant's
                          Form N-2, Amendment No. 6, dated April 27, 1988.

         4.4              Debenture dated February 17, 1988 for $1,500,000 loan
                          With SBA - incorporated by reference from Exhibit E
                          4(b)(5)(n) to the Registrant's Form N-2, Amendment
                          No. 7 dated April 27, 1991.

         4.5 Debenture dated June 27, 1990 for $2,000,000 loan with SBA - incorporated by reference from Exhibit
                          4(b)(5)(n) Registrant's Form N-2, Amendment No. 9, dated April 29, 1991.

         4.6 Debenture dated September 26, 1990 for $2,810,000 loan with SBA - incorporated by reference from Exhibit
                          4(b)(5)(o) to the Registrant's Form N-2, Amendment 9, dated April 29, 1991.

         4.7 Debenture dated September 26, 1990 for $1,500,000 loan with SBA - incorporated by reference from Exhibit
                          4(b)(5)(p) to the Registrant's Form N-2, Amendment 9, dated April 29, 1991.

         4.8 Debenture dated March 29, 1990 for $1,000,000 loan with SBA - incorporated by reference from Exhibit 5(q) from Registrant's Form N-2, Amendment No. 3, dated
                          August 18, 1992.

         4.9 Debenture dated September 27, 1989 for $1,000,000 loan with SBA - incorporated by reference from Exhibit
                          5(r) from Registrant's Form N-2, Amendment No. 3, dated August 18, 1992.

         4.10 Debenture dated September 27, 1989 for $1,500,000 loan with SBA - incorporated by reference from Exhibit
                          5(s) from Registrant's Form N-2, Amendment No. 3, dated August 18, 1992.

         4.11 Debenture dated January 2, 1990 for $3,000,000 loan with SBA - incorporated by reference from Exhibit (5)(t) from Registrant's Form N-2, Amendment No. 3, dated
                          August 18, 1992.

         4.12 Debenture dated August 18, 1989 for $1,000,000 loan with SBA - incorporated by reference from Exhibit (5)(u) from Registrant's Form N-2, Amendment No. 3, dated
                          August 18, 1992.

     **4.13 Debenture dated September 28, 1994 for $3,000,000 loan with SBA.

     **4.14 Debenture dated September 28, 1994 for $3,000,000 loan with SBA.

     **4.15               Senior Note dated July 19, 1993 for $6,000,000 with
                          Columbine Life Insurance Company.

     **4.16               Senior Note dated July 19, 1993 for $9,000,000 with
                          Life Insurance Company of Georgia.

     **4.17               Senior Note dated July 19, 1993 for $5,000,000 with
                          SouthLand Life Insurance Company.

     **4.18 Senior Note dated December 15, 1993 for $2,000,000 with Peerless Insurance Company.

     **4.19 Senior Note dated December 15, 1993 for $3,000,000 with Security Life of Denver Insurance Company.

     *4.20 Debenture dated March 29, 1995 for $3,000,000 loan with SBA.

     *4.21                Debenture dated June 28, 1995 for $5,000,000
                          loan with SBA.

     *4.22 Debenture dated September 27, 1995 for $7,000,000 loan with SBA.

     *4.23 Debenture dated September 29, 1987 for $800,000 loan with SBA. Assumed from J & D Capital Corporation

     *4.24 Debenture dated December 20, 1989 for $650,000 loan with SBA. Assumed from J & D Capital Corporation

     *4.25 Debenture dated June 27,1990 for $300,000 loan with SBA. Assumed from J & D Capital Corporation

     *4.26 Debenture dated December 6, 1992 for $510,000 loan with SBA.

     *4.27 Senior Note Dated April 19, 1995 for $5,000,000 with Security Life of Denver Insurance Company.

     *4.28 Senior Note Dated April 19, 1995 for $2,000,000 with Peerless Insurance Company.

     *4.29 Senior Note Dated April 19, 1995 for $2,000,000 with Indiana Insurance Company.

     *4.30 Senior Note Dated April 19, 1995 for $1,000,000 with Security Life of Denver Insurance Company.

    **10.1 Employment contract between the Registrant and Lance B. Rosemore dated August 1, 1994.

    **10.2 Employment contract between the Registrant and Andrew S. Rosemore dated August 1, 1994.

    **10.3 Employment contract between the Registrant and Fredric M. Rosemore dated August 1, 1994.

    **10.4 Employment contract between the Registrant and Jan F. Salit dated August 1, 1994.

    **10.5 Employment contract between the Registrant and Barry N. Berlin dated August 1, 1994.

    **10.6 Employment contract between the Registrant and Mary J. Brownmiller dated August 1, 1994.

     *10.7 Sixth Renewal Master Promissory Note for $10,000,000 with Sun Trust Bank, Miami.

        *21               Subsidiaries

        *27               Financial Data Schedule

                          -----------------------
                          *       filed herewith
                          **      incorporated by reference from the
                                  Registrant's Form 10-K for the fiscal year ended December 31, 1994