Form 10-Q
period 1996-03-31
PMC CAPITAL INC
filed 1996-05-14
CIK 722571

                                  FORM 10 - Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

                                           OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________  to  __________

                        Commission File Number 811-3780

                               PMC CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

         FLORIDA                                        59-2338439
- -----------------------------              -----------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

     17290 Preston Road, 3rd Floor,
          Dallas, TX 75252                            (214) 380-0044
- ----------------------------------------      -------------------------------
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

                           YES   X        NO
                                ---          ---

As of May 1, 1996, Registrant had outstanding 10,935,490 shares of Common Stock, par value $.01 per share.

                               PMC CAPITAL, INC.

                                     INDEX

PART I.  Financial Information                                          PAGE NO.
         ---------------------                                          --------

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                    March 31, 1996 and December 31, 1995                      2

                  Consolidated Statements of Income -
                   Three Months Ended March 31, 1996 and 1995                 3

                  Consolidated Statements of Cash Flows -
                   Three Months Ended March 31, 1996 and 1995                 4

                  Notes to Consolidated Financial Statements                  5

         Item 2.  Management's Discussion and Analysis of
                     Results of Operations and Financial Condition            6

PART II. Other Information
         -----------------

         Item 6.  Exhibits and Reports on Form 8-K                           13

                                     PART I

                             Financial Information

                                    ITEM 1.

                              Financial Statements

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             (In thousands, except share and per share information)

                                                                     March 31,   December 31,
                                                                       1996         1995
                                                                     ---------   -----------
                                    ASSETS                          (unaudited)
INVESTMENTS AT VALUE:
  Loans receivable, net ..........................................   $ 124,319    $ 110,499
  Excess servicing asset, net ....................................       5,097        4,991
  Cash equivalents ...............................................      18,807       31,135
  Restricted investments .........................................       1,685        1,785
  Real property owned ............................................           5            5
                                                                     ---------    ---------

TOTAL INVESTMENTS ................................................     149,913      148,415
                                                                     ---------    ---------

OTHER ASSETS:
  Cash ...........................................................         669          439
  Accrued interest receivable ....................................         828          723
  Receivable for loans sold ......................................       1,726        4,371
  Due from affiliates ............................................       1,501        1,135
  Investment in subsidiaries .....................................          34           27
  Property and equipment, net ....................................         211          199
  Deferred charges, deposits and other assets ....................         978        1,170
                                                                     ---------    ---------

Total other assets ...............................................       5,947        8,064
                                                                     ---------    ---------

Total assets .....................................................   $ 155,860    $ 156,479
                                                                     =========    =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable .........................................   $  43,540    $  43,540
  Notes payable ..................................................      35,001       35,001
  Accrued interest payable .......................................         962        1,434
  Deferred fee revenue ...........................................         770          779
  Borrower advances ..............................................       2,805        2,260
  Dividends payable ..............................................       3,015        3,596
  Accounts payable ...............................................       1,833        2,500
  Other liabilities ..............................................       1,074        1,281
                                                                     ---------    ---------

TOTAL LIABILITIES ................................................      89,000       90,391
                                                                     ---------    ---------

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY .........................       7,000        7,000
                                                                     ---------    ---------

SHAREHOLDERS' EQUITY:
  Common stock, authorized 15,000,000 shares of $.01 par value,
       10,935,490 and 10,871,040 shares issued and outstanding
       at March 31, 1996 and December 31, 1995, respectively .....         109          109
  Additional paid-in capital .....................................      59,220       58,429
  Undistributed net operating income .............................       1,044        1,017
  Net unrealized depreciation on investments .....................        (513)        (467)
                                                                     ---------    ---------

                                                                        59,860       59,088
                                                                     ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................   $ 155,860    $ 156,479
                                                                     =========    =========

NET ASSET VALUE PER COMMON SHARE .................................   $    5.47    $    5.44
                                                                     =========    =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (Unaudited, in thousands except per share data)


                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                             1996        1995
                                                           --------    --------
INVESTMENT INCOME:
  Interest .............................................   $  4,402    $  3,541
  Premium income .......................................        491         634
  Other investment income, net .........................         67           3
                                                           --------    --------

Total investment income ................................      4,960       4,178

Equity in income (loss) of subsidiaries ................          7        --
Other income, net ......................................        513         516
                                                           --------    --------

Total income ...........................................      5,480       4,694
                                                           --------    --------
EXPENSES:
  Salaries and related benefits ........................        692         710
  Rent .................................................         46          61
  Legal and accounting .................................         50          52
  Directors and shareholders expense ...................          9          10
  Small Business Administration fees ...................         22          13
  General and administrative ...........................        175         303
  Profit sharing plan ..................................         50          45
  Interest .............................................      1,424         980
                                                           --------    --------

Total expenses .........................................      2,468       2,174
                                                           --------    --------

Net  operating income ..................................      3,012       2,520
                                                           --------    --------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Recoveries on loans written-off ....................         29        --
    Change in unrealized appreciation
      (depreciation) on investments ....................        (46)        (11)
                                                           --------    --------

Total realized and unrealized gain (loss) on investments        (17)        (11)
                                                           --------    --------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS ...........................   $  2,995    $  2,509
                                                           ========    ========

PREFERRED DIVIDENDS ....................................   $     62    $     42
                                                           ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .............     10,918      10,709
                                                           ========    ========

EARNINGS PER COMMON SHARE ..............................   $   0.27    $   0.23
                                                           ========    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited, in thousands)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                                1996           1995
                                                                                               --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments ............     $  2,995      $  2,509
  Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale ......................................................       (5,309)       (8,108)
        Proceeds from sale of guaranteed loans ...........................................        5,556         7,449
        Change in unrealized depreciation on investments and loans written-off ...........           46            11
        Unrealized premium income, net ...................................................         (175)          109
        Depreciation and amortization of property and equipment and other deferred costs .           44            39
        Amortization of excess servicing asset ...........................................          260           231
        Accretion of discount on portfolio ...............................................          (52)          (56)
        Accretion of deferred fees .......................................................         (148)         (170)
        Accretion on government securities ...............................................         --            (123)
        Deferred fees collected ..........................................................          336           205
        (Gain) loss on sale of assets ....................................................         --             (22)
        Equity in gain of subsidiary .....................................................           (7)         --
        Net change in operating assets and liabilities:
           Accrued interest receivable ...................................................         (105)          120
           Other assets ..................................................................          356          (248)
           Accrued interest payable ......................................................         (472)         (403)
           Borrower advances .............................................................          545           385
           Other liabilities .............................................................         (873)         (730)
                                                                                               --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................        2,997         1,198
                                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded ...........................................................................      (15,106)       (9,064)
  Principal collected ....................................................................        3,102         1,590
  Purchase of furniture and fixtures and other assets ....................................          (22)           (6)
  Purchase of government securities ......................................................         --          (3,942)
  Investment in restricted cash ..........................................................          100          (190)
  Proceeds from sale of assets ...........................................................         --             153
                                                                                               --------      --------
NET CASH USED IN INVESTING ACTIVITIES ....................................................      (11,926)      (11,459)
                                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of SBA debentures ..............................................         --           3,000
   Proceeds from issuance of common stock ................................................          547           112
   Payment of dividends on common stock ..................................................       (3,288)       (3,638)
   Payment of dividends on preferred stock ...............................................          (62)          (45)
   Advances from (to) affiliates, net ....................................................         (366)          (43)
   Payment of debt issuance costs ........................................................         --             (79)
                                                                                               --------      --------
NET CASH USED IN FINANCING ACTIVITIES ....................................................       (3,169)         (693)
                                                                                               --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................................      (12,098)      (10,954)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................       31,574        33,696
                                                                                               --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................     $ 19,476      $ 22,742
                                                                                               ========      ========

SUPPLEMENTAL DISCLOSURE:
   INTEREST PAID .........................................................................     $  1,896      $  1,384
                                                                                               ========      ========

   DIVIDENDS REINVESTED ..................................................................     $    245      $    261
                                                                                               ========      ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               PMC CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of PMC Capital, Inc. ("PMC Capital") and its subsidiaries (collectively, the "Company") as of and for the three months ended March 31, 1996 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 1996 and the results of operations and cash flows for the three months ended March 31, 1996. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

The results for the first quarter of 1996 are not necessarily indicative of future financial results.

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

     During 1995, the Company completed a reassessment of the method used to amortize the Excess Servicing Asset. Historically, the Company had amortized the Excess Servicing Asset based upon the estimated life for each loan at the time of sale, expectation of prepayments and other considerations. When a loan was paid in full, the remaining unamortized Excess Servicing Asset, if any, was charged against income. Considering the above factors and the Company's historical portfolio performance, the Company extended to the expected remaining life of the related loans, on a pooled basis, the period over which the remaining Excess Servicing Asset would be amortized for loans originated and sold prior to January 1, 1995. The Excess Servicing Asset is amortized on an accelerated method over the estimated remaining lives of the related assets. There can be no assurance of the accuracy of management's prepayment estimates. If prepayments occur at a faster rate than expected, the amortization of the Excess Servicing Asset will be accelerated as a charge to earnings. If actual prepayments occur at a slower rate than estimated, cash flows from the Excess Servicing Spread would exceed previously expected amounts and total income in future periods would be enhanced. Management evaluates the future benefit anticipated from the Excess Servicing Asset on an ongoing basis. If it is determined the future benefit is impaired, the Company will reflect the impairment as a charge to earnings during the period evaluated. To the extent future Excess Servicing Spread exceeds the estimated amortization of the Excess Servicing Asset pertaining to these loans, additional revenues will be recognized.

RESULTS OF OPERATIONS

     General. Since 1992, the Company has reduced its reliance on the income generated by its SBA guaranteed lending subsidiary, First Western SBLC, Inc. ("First Western"). During such period, the Company's other lending activities have increased, and the Company has established other revenue sources. In the opinion of management, this diversification has provided a base of income which should enhance future profits.

     At March 31, 1996, PMC Capital has outstanding senior unsecured notes in an aggregate principal amount of $35,000,000 (the "Senior Unsecured Notes") with a weighted average interest rate of approximately 7.4%. All proceeds from the Senior Unsecured Notes were used to originate non-SBA loans with interest rates typically ranging from 10.5% to 11.5% plus a commitment fee of 3%, or to purchase loans from the Resolution Trust Corporation ("RTC") and/or its agents. The spread between the rate at which PMC Capital's non-SBA lending program has borrowed funds and the rate at which it has loaned these funds is currently generating a positive effect on the Company's net operating income. All of the loans originated by PMC Capital have penalty provisions as a disincentive for prepayment. However, in a declining interest rate environment, when borrowers could refinance at lower interest rates, the likelihood of prepayment increases. If the loans are prepaid, the Company may have to originate new loans with these funds at a lower interest rate. The Company anticipates that even if relending rates were lower, they would likely continue to exceed the cost of funds and generate a positive spread. In periods of rising interest rates, the likelihood of prepayments on loans with fixed interest rates is reduced.

     Western Financial Capital Corporation, ("Western Financial") and PMC Investment Corporation ("PMIC") have continued to increase lending activities. The SBA, which regulates SBIC operations, provided certain statutory relief during 1994 allowing Western Financial and PMIC to increase their portfolio investments in the non-developer hospitality industry in excess of one-third of their respective outstanding portfolios. Consequently, these two subsidiaries have become more active lenders.

     The following table sets forth information concerning the aggregate gross loans funded for the Company and the respective changes from previous periods:

                                               YEAR ENDED DECEMBER 31,
                                  ------------------------------------------------
                                          1995                        1994
                                  ---------------------      ---------------------
                                                   ( in millions)
                                              Increase                  Increase
     Company                      Funded     (Decrease)      Funded    (Decrease)
     -------                      ------     ----------      ------    ----------
     PMIC                          $21.2       107.8%        $10.2       209.1%
     Western
       Financial                     8.0        11.1%          7.2       500.0%
     First Western                  40.6        (2.4%)        41.6       (22.0%)
     PMC Capital                     7.7       (53.0%)        16.4         0.6%
                                   -----                     -----
     Total                         $77.5         2.8%        $75.4         1.8%
                                   =====                     =====

                                              QUARTER ENDED MARCH 31,
                                  ------------------------------------------------
                                          1996                        1995
                                  ---------------------      ---------------------
                                                   (in millions)
                                              Increase                  Increase
     Company                      Funded     (Decrease)      Funded    (Decrease)
     -------                      ------     ----------      ------    ----------
     PMIC                          $ 7.4          85%        $ 4.0           *
     Western
       Financial                     2.4         100%          1.2           *
     First Western                   7.1         (34%)        10.8          23%
     PMC Capital                     3.5         192%          1.2         (80%)
                                   -----                     -----
     Total                         $20.4          19%        $17.2          18%
                                   =====                     =====

* Balances in the first quarter of 1994 were negligible, accordingly percentage increases were not applicable.

     Increased revenues were also generated by PMC Advisers, Inc. ("PMC Advisers"), which provides investment advisory services to PMC Commercial Trust, ("PMC Commercial") pursuant to an investment management agreement. Continuing increases in advisory fee income are expected as a result of anticipated increases in the loan portfolio of PMC Commercial. During the first quarter of 1996, advisory fees were $356,000 as compared to $301,000 during the first quarter of 1995, an 18% increase.

     Substantially all of the loans of First Western are variable rate which are reset quarterly based on a spread above the prime rate of interest charged by the banking industry ("Prime Rate"). The spread over the Prime Rate is typically 2.5% to 2.75%. From February 1994 to September 1995, the Prime Rate charged by major banking institutions increased from 6% to 9%. These increases caused the stated interest rate on First Western's variable rate loan portfolio to be increased by 300 basis points through September 30, 1995. This upward trend increased the yield on First Western's retained loan portfolio by 50%. From October 1, 1995 through March 31, 1996, the yield on First Western's portfolio was reduced 50 basis points due to decreases in the Prime Rate to 8.50%. Accordingly, the yield on First Western's retained portfolio decreased during the quarter ended March 31, 1996. In February 1996, the Prime Rate further reduced 25 basis points, and the yield on First Western's loan portfolio will be further reduced beginning April 1, 1996.

     Primarily as a result of the current interest rate environment for both fixed-rate and variable rate loans, First Western is presently experiencing some prepayments on its variable rate loans.

     The interest rate environment and certain applicable legislative changes have affected the secondary market for the SBA Section 7(a) guaranteed portion of loans originated by First Western. The most notable legislative changes resulted from the Revenue Reconciliation Act of 1993 which required SBA program lenders to pay a fee of 40 basis points per annum on the outstanding principal balance of any loans sold in the secondary market subsequent to August 31, 1993 and reduced the SBA guaranteed percentage of certain loans. This fee has increased from 40 basis points to 50 basis points for all loans approved after October 1, 1995 irrespective of whether the guaranteed portions of these loans are sold into the secondary market. Since the Company has historically sold the guaranteed portion of its SBA Section 7(a) loans into the secondary market, the effect of this change to First Western will be the increase in fees from 40 basis points to 50 basis points. The value of the guaranteed portion of loans decreased as a result of the fee increase and the percentage of loans eligible to be sold through the secondary market diminishing by the reduction in the SBA guarantee percentage. The effect to the Company as a result of this change was not significant during the quarter ended March 31, 1996. Additionally, as interest rates fluctuated during 1994, the secondary market demand for the guaranteed portion of the SBA Section 7(a) loans decreased and as a result premiums declined. The secondary market demand increased in late 1994, continued through 1995, and stabilized during the first quarter of 1996. The increases in 1995 have partially offset the negative effect of the fees of 40 basis points per annum established in 1993. Continued program and market changes may have an adverse effect on future periods of operations.

     Effective October 1995, the fees charged to the borrower by the SBA for the SBA's guaranty of a loan to the lender increased and are now based on the amount of the originated loan and ranging from 2% to 3.875% of the guaranteed portion of the loan. The fees had been 2% of the guaranteed portion of the loan. The Company does not know what impact, if any, these changes will have on future loan originations of First Western.

     The future profitability of the Company's SBA Section 7(a) lending activities will be impacted by a number of factors including: (i) the more efficient capital structure achieved by First Western's securitization and future securitizatons, (ii) volume of lending, (iii) length of loans, (iv) structure of sales to the secondary market, (v) interest rates charged and related terms, (vi) quality of portfolio, (vii) prepayment experience and
(viii) legislative and/or regulatory changes.

     Any aspect of the SBA programs under which the Company participates could be modified by legislation or agency policy changes. PMC Capital has evaluated alternative lending strategies and would pursue such strategies should the SBA programs under which any of its subsidiaries operates were to be eliminated or significantly curtailed.


THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

     Interest income increased by $861,000, or 24%, from $3,541,000 for the three months ended March 31, 1995 to $4,402,000 for the three months ended March 31, 1996. This increase was primarily attributable to PMIC, Western Financial, First Western and PMC Capital's increased loan portfolios. The average loan portfolio outstanding during the first quarter of 1996 and 1995 was $117 million and $79 million, respectively, a 48% increase. Accordingly, interest income on loans increased by $979,000, or 32%, from $3,077,000 during the three months ended March 31, 1995 to $4,056,000 during the three months ended March 31, 1996. Interest on temporary investments decreased by $118,000, or 25%, from $464,000 during the three months ended March 31, 1995 to $346,000 during the three months March 31, 1996. During the first quarter of 1995, the Company earned increased interest on temporary investments due to the funds received from the securitization and structured sale of assets during December 1994 which were initially placed in short-term investments. During the first quarter of 1996, average temporary investments were less than the average temporary investments outstanding during the first quarter of 1995.

     Premium income decreased by $143,000, or 23%, from $634,000 for the three months ended March 31, 1995 to $491,000 for the three months ended March 31, 1996. This decrease was primarily attributable to the decrease in the amount of loans sold during the three month period ended March 31, 1996 ($5.3 million) as compared to the three month period ended March 31, 1995 ($8.1 million).

     Other investment income, net, increased by $64,000 from $3,000 for the three months ended March 31, 1995 to $67,000 for the three months ended March 31, 1996. This increase was primarily attributable to prepayment fees received on loans during the three months ended March 31, 1996. There were no prepayment fees assessed during the three months ended March 31, 1995.

     Other income, net, decreased by $3,000, or 1%, from $516,000 during the three months ended March 31, 1995 to $513,000 during the three months ended March 31, 1996. Other income increased in the first quarter of 1996 as compared to the first quarter of 1995 as a result of investment management fees generated by PMC Advisers. This increase was offset by decreases in construction fee income (due to the inclement weather) and reduction in other miscellaneous items.

     Operating expenses, not including interest, decreased by $150,000, or 13%, from $1,194,000 during the three months ended March 31, 1995 to $1,044,000 during the three months ended March 31, 1996. This was primarily a result of a $128,000 decrease in administrative and general costs. During the three months ended March 31, 1996, the Company experienced decreased advertising, telephone, postage, travel and miscellaneous expenses which comprised most of such decrease.

     Interest expense increased by $444,000, or 45%, from $980,000 during the three months ended March 31, 1995 to $1,424,000 during the three months ended March 31, 1996. The increase was primarily attributable to; (i) the interest expense on $14,260,000 of SBA debentures issued or assumed after March 31, 1995 by PMIC and Western Financial, (ii) the scheduled increase in interest rate on $5,000,000 of PMIC's SBA debentures during 1995 and (iii) the issuance of $10,000,000 of Senior Notes by PMC Capital in April 1995.

     Realized and unrealized gain (loss) on investments increased from a loss of $11,000 during the three months ended March 31, 1995 to a loss of $17,000 during the three months ended March 31, 1996, a 55% increase. During both periods, losses were minimal. During the first quarter of 1996, the Company recognized $29,000 in recoveries which reduced the net loss during the period. There were no comparable recoveries during the three months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The primary use of the Company's funds is to originate loans. In addition, the Company may use funds to acquire loans from governmental agencies and/or their agents. The Company also uses funds for general and administrative expenses, dividends to shareholders, interest expense, capital expenditures, advances on loan liquidations and payments due on borrowing facilities. Approximately $2.5 million of the Company's SBA debentures become payable in September 1996. This amount could, subject to SBA approval, be rolled over into new SBA debentures. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to its common shareholders. To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and additional credit facilities, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings. Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, a securitization and sale of its loan portfolio and the utilization of its short-term, uncollateralized line of credit.

     Funding availability under the SBA's SBIC and SSBIC programs is limited. With regard to leverage, the SBA currently has leverage funding availability based upon prior years funded amounts. In order to determine which licensees are to receive funding, the SBA will give first priority to issue debentures to those licensees which are to use such funds to refinance matured debentures and second priority to fund those licensees requesting leverage which when issued will not cause outstanding leverage to be greater than two times their regulatory capital. PMIC and Western Financial have aggregate amounts of SBA leverage which are currently at or greater than two times their regulatory capital. The SBA has notified its licensees under the SSBIC program that there is no subsidized leverage or preferred stock available for the remainder of the SBA's current fiscal year ending September 30, 1996.

     Loan commitments outstanding at March 31, 1996 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $90.0 million. Of these commitments, $40.7 million were for loans partially guaranteed by the SBA of which approximately $30.5 million will be sold into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

     During April 1995, the Company issued $10 million of Senior Unsecured Notes, $5 million of which is due in April 2003 with a fixed interest rate of 8.6% and the remaining $5 million is due in April 2004 with a variable interest rate of LIBOR plus 1.30% (7.24% at March 31, 1996). During May 1995, PMIC issued $2 million in preferred stock and Western Financial assumed $2.26 million in SBA debentures in exchange for the previously participated portion of certain loans. During March 1995, June 1995 and September 1995, the Company's subsidiaries issued $3 million, $5 million and

$7 million in SBA debentures, respectively. The Company also has a short-term line of credit under which it can borrow approximately $10 million. In addition, at March 31, 1996, the Company had $19.5 million in cash and cash equivalents.


     The lack of availability to issue SBA debentures through September 30, 1996 will require the Company to utilize other sources of funds prior to that time. The cost and terms of these other sources of funds will not be as favorable as those typically achieved on SBA debentures, however, the Company has historically been able to issue debt through private placement of notes and receive working capital through securitization and sale of a portion of its portfolio. When additional funds are required, the Company will attempt to either issue additional senior unsecured notes, privately or publicly raise equity and/or securitize and structure a sale of either the unguaranteed portion of SBA loans or the portfolio of PMC Capital, Western Financial and PMIC. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the forseeable future. At present, the Company is evaluating the structured sale of a portion of the portfolio of PMC Capital, Western Financial and PMIC. No assurances can be made that this source of financing will be available to the Company.

     PMC Capital is required to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the Investment Company Act of 1940 as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission. The Company is in compliance with these requirements at March 31, 1996.


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED ON THIS FORM 10-Q

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward- looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    PART II
                               Other Information


ITEM 6.  Exhibits and Reports on Form 8-K

     A. Exhibits

          27 Financial Data Schedule

     B. Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PMC Capital, Inc.

    Date:        5/14/96                         \s\ Lance B. Rosemore
          ---------------------------            -----------------------------
                                                 Lance B. Rosemore
                                                 President


    Date:       5/14/96                          \s\ Barry N. Berlin
          --------------------------             -----------------------------
                                                 Barry N. Berlin
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
Number                  Description
- -------                 -----------

27               Financial Data Schedule