Form 10-Q
period 1996-06-30
PMC CAPITAL INC
filed 1996-08-14
CIK 722571

                                   FORM 10 - Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1996

                                          OR

       [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from             to

                         Commission File Number 811-3780

                                PMC CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

         FLORIDA                                       59-2338439
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

 17290 Preston Road, 3rd Floor, Dallas, TX 75252         (214) 380-0044
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

As of August 1, 1996, Registrant had outstanding 10,994,567 shares of Common Stock, par value $.01 per share.

                                PMC CAPITAL, INC.



                                      INDEX

PART I.        Financial Information                                                                      PAGE NO.
               ---------------------                                                                      --------
               Item 1.  Financial Statements

                                Consolidated Balance Sheets -
                                 June 30, 1996 and December 31, 1995                                         2

                                Consolidated Statements of Income -
                                 Six Months Ended June 30, 1996 and 1995                                     3
                                 Three Months Ended June 30, 1996 and 1995                                   4

                                Consolidated Statements of Cash Flows -
                                 Six Months Ended June 30, 1996 and 1995                                     5

                                 Notes to Consolidated Financial Statements                                  6

               Item 2.  Management's Discussion and Analysis of
                                 Results of Operations and Financial Condition                               7

PART II.       Other Information

               Item 4.  Submission of Matters to a Vote of Security Holders                                 15

               Item 6.  Exhibits and Reports on Form 8-K                                                    15

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                  SIX MONTHS ENDED JUNE 30,
                                                                  -------------------------
                                                                   1996              1995
                                                                  -------           -------
INVESTMENT INCOME:
  Interest .................................................      $ 9,106           $ 7,467
  Premium income ...........................................          998             1,582
  Other investment income, net .............................          204                 5
                                                                  -------           -------
Total investment income ....................................       10,308             9,054

Equity in income of subsidiaries ...........................           10                -
Other income, net ..........................................        1,066               967
                                                                  -------           -------
Total income ...............................................       11,384            10,021
                                                                  -------           -------

EXPENSES:
  Salaries and related benefits ............................        1,460             1,436
  Rent .....................................................          100               110
  Legal and accounting .....................................           97                99
  Directors and shareholders expense .......................           30                26
  Small Business Administration fees .......................           40                29
  General and administrative ...............................          353               551
  Profit sharing plan ......................................          102               102
  Interest .................................................        2,844             2,265
                                                                  -------           -------
Total expenses .............................................        5,026             4,618
                                                                  -------           -------

Net operating income .......................................        6,358             5,403
                                                                  -------           -------

REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS:
  Loans written-off ........................................           -               (169)
  Recoveries on loans written-off ..........................           29                -
  Change in unrealized appreciation
   (depreciation) on investments ...........................          (47)               81
                                                                  -------           -------
Total realized and unrealized gain (loss) on investments ...          (18)              (88)
                                                                  -------           -------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS ................................      $ 6,340           $ 5,315
                                                                  =======           =======

PREFERRED DIVIDENDS ........................................      $   125           $    97
                                                                  =======           =======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................       10,398            10,723
                                                                  =======           =======
EARNINGS PER COMMON SHARE ..................................      $  0.57           $  0.49
                                                                  =======           =======

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                     PART I

                              Financial Information

                                     ITEM 1.

                              Financial Statements

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                              JUNE 30,                      DECEMBER 31,
                                                                               1996                              1995
                                                                            -----------                     ------------
                                   ASSETS                                   (UNAUDITED)
INVESTMENTS AT VALUE:
  Loans receivable, net ..................................................  $   134,324                     $    110,499
  Excess servicing asset, net.............................................        5,136                            4,991
  Cash equivalents........................................................       12,102                           31,135
  Restricted investments..................................................        1,606                            1,785
  Real property owned.....................................................            5                                5
                                                                            -----------                     ------------
TOTAL INVESTMENTS.........................................................      153,173                          148,415
                                                                            -----------                     ------------
OTHER ASSETS:
  Cash ...................................................................          306                              439
  Accrued interest receivable.............................................          904                              723
  Receivable for loans sold...............................................        2,183                            4,371
  Due from affiliates.....................................................          656                            1,135
  Investment in subsidiaries..............................................           88                               27
  Property and equipment, net.............................................          206                              199
  Deferred charges, deposits and other assets.............................        1,033                            1,170
                                                                            -----------                     ------------
TOTAL OTHER ASSETS........................................................        5,376                            8,064
                                                                            -----------                     ------------
TOTAL ASSETS .............................................................  $   158,549                     $    156,479
                                                                            ===========                     ============

                    LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable .................................................  $    44,570                     $     43,540
  Notes payable...........................................................       35,000                           35,001
  Accrued interest payable................................................        1,474                            1,434
  Deferred fee revenue....................................................          868                              779
  Borrower advances.......................................................        3,118                            2,260
  Dividends payable.......................................................        3,131                            3,596
  Accounts payable........................................................        1,753                            2,500
  Other liabilities.......................................................        1,273                            1,281
                                                                            -----------                     ------------
TOTAL LIABILITIES.........................................................       91,187                           90,391
                                                                            -----------                     ------------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY..................................        7,000                            7,000
                                                                            -----------                     ------------
SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares of $.01 par value,
       10,959,267 and 10,871,040 shares issued and outstanding
       at June 30, 1996 and December 31, 1995, respectively...............          110                              109
  Additional paid-in capital .............................................       59,508                           58,429
  Undistributed net operating income......................................        1,258                            1,017
  Net unrealized depreciation on investments..............................         (514)                            (467)
                                                                            -----------                     ------------
                                                                                 60,362                           59,088
                                                                            -----------                     ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY...............................   $   158,549                     $    156,479
                                                                            ===========                     ============
NET ASSET VALUE PER COMMON SHARE.........................................   $      5.51                     $       5.44
                                                                            ===========                     ============


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)


                                                              THREE MONTHS ENDED JUNE 30,
                                                              ---------------------------
                                                                 1996           1995
                                                               --------        --------
INVESTMENT INCOME:
  Interest                                                     $  4,704        $  3,927
  Premium income                                                    507             948
  Other investment income, net                                      137               2
                                                               --------        --------
Total investment income                                           5,348           4,877

Equity in income of subsidiaries                                      3              --
Other income, net                                                   553             451
                                                               --------        --------
Total income                                                      5,904           5,328
                                                               --------        --------
EXPENSES:
  Salaries and related benefits                                     768             726
  Rent                                                               54              50
  Legal and accounting                                               47              47
  Directors and shareholders expense                                 21              16
  Small Business Administration fees                                 18              16
  General and administrative                                        178             249
  Profit sharing plan                                                52              57
  Interest                                                        1,420           1,284
                                                               --------        --------
Total expenses                                                    2,558           2,445
                                                               --------        --------
Net  operating income                                             3,346           2,883
                                                               --------        --------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off                                               --             (169)
    Change in unrealized appreciation
      (depreciation) on investments                                  (1)             92
                                                               --------        --------
Total realized and unrealized gain (loss) on investments             (1)            (77)
                                                               --------        --------
NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                                   $  3,345        $  2,806
                                                               ========        ========
PREFERRED DIVIDENDS                                            $     63        $     55
                                                               ========        ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       10,957          10,739
                                                               ========        ========
EARNINGS PER COMMON SHARE                                      $   0.30        $   0.26
                                                               ========        ========

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (UNAUDITED, IN THOUSANDS)

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                     -------------------------
                                                                                       1996            1995
                                                                                     --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments ...... $  6,340        $  5,315
  Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale ................................................  (12,183)        (18,525)
        Proceeds from sale of guaranteed loans .....................................    9,290          17,105
        Change in unrealized depreciation on investments and loans written-off .....       47              88
        Unrealized premium income, net .............................................     (286)            117
        Depreciation and amortization ..............................................      600             574
        Accretion  of loan discount and deferred fees ..............................     (458)           (448)
        Deferred fees collected ....................................................      737             505
        (Gain) on sale of assets ...................................................       --             (10)
        Equity in loss of subsidiary ...............................................      (10)             --
        Net change in operating assets and liabilities:
           Accrued interest receivable .............................................     (181)            (69)
           Other assets ............................................................      237            (618)
           Accrued interest payable ................................................       40             348
           Borrower advances .......................................................      859            (327)
           Other liabilities .......................................................     (754)           (637)
                                                                                     --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................    4,278           3,418
                                                                                     --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .....................................................................  (28,931)        (24,055)
  Principal collected ..............................................................    9,501           4,381
  Purchase of furniture and fixtures and other assets ..............................      (31)            (14)
  Purchase of government securities ................................................       --          (3,942)
  Proceeds from maturities of government securities ................................       --           8,947
  Release of  (investment in) restricted cash ......................................      179            (159)
  Proceeds from sale of assets .....................................................       --             195
                                                                                     --------        --------
NET CASH USED IN INVESTING ACTIVITIES ..............................................  (19,282)        (14,647)
                                                                                     --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of SBA debentures ........................................      940           8,000
   Proceeds from issuance of senior debt ...........................................       --          10,000
   Proceeds from issuance of common stock ..........................................      647             312
   Proceeds from issuance of preferred stock .......................................       --           2,000
   Payment of dividends on common stock ............................................   (6,053)         (6,086)
   Payment of dividends on preferred stock .........................................     (125)           (142)
   Proceeds on advances from affiliates, net .......................................      479               4
   Payment of debt issuance costs ..................................................       --            (263)
   Investment in unconsolidated subsidiary .........................................      (50)             --
                                                                                     --------        --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................................   (4,162)         13,825
                                                                                     --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................  (19,166)          2,596

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................................   31,574          33,696
                                                                                     --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................................... $ 12,408        $ 36,292
                                                                                     ========        ========
SUPPLEMENTAL DISCLOSURE:
   Interest paid ................................................................... $  2,804        $  1,917
                                                                                    ========         ========
   Dividends reinvested ............................................................ $    433        $    438
                                                                                     ========        ========
   Loans receivable acquired in exchange for SBA debentures ........................ $    158        $  2,109
                                                                                     ========        ========
   Reclassification from loans receivable to real property owned ................... $     --        $     65
                                                                                     ========        ========
   Loans to facilitate sale of real property owned ................................. $    103        $     85
                                                                                     ========        ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                PMC CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of PMC Capital, Inc. ("PMC Capital") and its subsidiaries (collectively, the "Company") as of and for the three and six month periods ended June 30, 1996 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 1996, the results of operations for the three and six month periods ended June 30, 1996 and 1995 and the cash flows for the six month periods ended June 30, 1996 and 1995. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1995 Annual Report on Form 10-K.

The results for the six months ended June 30, 1996 are not necessarily indicative of future financial results.

NOTE 2.   LONG-TERM DEBT

During May 1996, the Company assumed $1,030,000 in SBA debentures from a non-affiliated small business investment corporation ("SBIC") in exchange for loans receivable of approximately $200,000 and cash of approximately $900,000. The loans acquired were initially originated by the Company and a portion sold to the non-affiliated SBIC.

                                     PART I
                              Financial Information


                                     ITEM 2.
          Management's Discussion and Analysis of Results of Operations
                             and Financial Condition

GENERAL:

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

               FIRST WESTERN is a small business lending company that originates variable-rate loans which are partially guaranteed by the Small Business Administration ("SBA") pursuant to its Section 7(a) program. While the eligibility requirements of the Section 7(a) program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot exceed $5.0 million (other than with respect to certain industries where eligibility is determined based on the number of employees), (ii) liquid assets or real estate equity of the borrower (and certain affiliates) cannot exceed certain limits and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $750,000.

               At June 30, 1996, First Western had outstanding loans receivable, net, valued at $28.6 million. During the six months ended June 30, 1996, First Western originated $16.2 million in loans and sold $9.3 million of the guaranteed portion of its loans into the secondary market (without recourse to the Company). At June 30, 1996, First Western had loans with an aggregate balance of approximately $815,000 (2.8% of First Western loans, net) greater than 60 days past due. Loans written-off and the change in unrealized depreciation on First Western's investments, net of recoveries, was $22,000 during the six months ended June 30, 1996.

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

               At June 30, 1996, PMIC had outstanding loans receivable valued at $46.5 million. During the six months ended June 30, 1996, PMIC originated $13.8 million in loans. At June 30, 1996, PMIC had loans with an aggregate balance of approximately $157,000 (0.3% of PMIC loans, net) greater than 60 days past due. PMIC had no realized and unrealized losses and a realized recovery of $15,000 during the six months ended June 30, 1996.

               WESTERN FINANCIAL is a licensed small business investment company ("SBIC") under the SBIA that provides fixed-rate loans to borrowers whether or not they qualify as "disadvantaged". As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA through the issuance of debentures.

               At June 30, 1996, Western Financial had outstanding loans receivable valued at $26.9 million. During the six months ended June 30, 1996, Western Financial originated $4.0 million in loans. At June 30, 1996, Western Financial had loans with an aggregate balance of approximately $515,000 (1.9% of Western Financial loans, net) greater than 60 days past due. Realized and unrealized losses on Western Financial's investments were $11,000 during the six months ended June 30, 1996.

               PMC has originated loans to borrowers on a non-SBA supported basis using criteria similar to that utilized by its three principal subsidiaries whose loans are funded under the SBA programs. These loans are: (i) to borrowers who exceed the eligibility requirements of the SBA 7(a) or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization tables, with the balance due at maturity (typically four to 10 years), (iii) primarily collateralized by real estate and
(iv) generally guaranteed by the principals of the borrowers. The funding for this lending program is limited to the extent of leverage available to the Company. However, the Company expects that most non-SBA supported loans will be made by PMC Commercial Trust ("PMC Commercial" or the "Trust", a Texas real estate investment trust and an affiliate of PMC Capital, Inc.) in the future and that such loans will be made by the Company only to the extent that PMC Commercial does not have available funds.

               At June 30, 1996, PMC Capital had outstanding loans receivable valued at $32.3 million. During the six months ended June 30, 1996, PMC Capital originated $7.2 million in loans. At June 30, 1996, PMC Capital had no loans greater than 60 days past due. PMC Capital had no realized and unrealized losses during the six months ended June 30, 1996.

               PMC ADVISERS, organized in July 1993, is a registered investment advisor under the Investment Advisers Act of 1940 which acts as the investment advisor for PMC Commercial.


CERTAIN ACCOUNTING CONSIDERATIONS

               In accordance with its business and financing strategy, the Company sells the guaranteed portions of its Small Business Administration loans while retaining servicing rights. A portion of the Company's revenue is recognized from the premium on the sale of loans, which principally represents either cash received or an excess servicing spread. The excess servicing spread is calculated as the present value of the difference between the interest rate charged by the

Company to a borrower and the interest rate received by the investors who purchased the loan (adjusted for prepayment assumptions) to the extent that this difference exceeds the normal loan servicing fees (the "Excess Servicing Spread"). At the time of sale, the value of the Excess Servicing Spread is recorded as income and concurrently recorded as a corresponding asset (the "Excess Servicing Asset").

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

RESULTS OF OPERATIONS

               By increasing other sources of revenues, PMC Capital has been able to reduce its reliance on the income generated from its SBA guaranteed lending subsidiary, First Western. Since 1992, the Company's other lending activities have increased and the Company has established other revenue sources. This diversification has increased net income and in the opinion of management, will enhance future profits. Such future profits may be adversely impacted by an unexpected significant amount of prepayments.

               Substantially all of the loans of First Western are variable rate which are reset quarterly based on a spread above the prime rate of interest charged by the banking industry ("Prime Rate"). The spread over the Prime Rate is typically 2.5% to 2.75%. During the three months ended March 31, 1995 and the three months ended June 30, 1995, the prime rate utilized for First Western loans was 9.0% and 8.5%, respectively. During the three months ended March 31, 1996 and the three months ended June 30, 1996, the prime rate utilized for First Western loans was 8.50% and 8.25%, respectively. Accordingly, the yield on First Western's loans was reduced when comparing the three and six months ending June 30, 1996 to the prior year comparable periods. Primarily as a result of the current interest rate environment for both fixed-rate and variable rate loans, First Western experienced prepayments on its variable rate loans during the six months ended June 30, 1996 at a rate higher than prior periods.

               The interest rate environment and certain applicable legislative changes have affected the secondary market for the SBA Section 7(a) guaranteed portion of loans originated by First Western. The most notable legislative changes resulted from the Revenue Reconciliation Act of 1993 which required SBA program lenders to pay a fee of 40 basis points per annum on the outstanding principal balance of any loans sold in the secondary market and reduced the SBA guaranteed percentage of certain loans. This fee increased from 40 basis points to 50 basis points for all loans approved after October 1, 1995 irrespective of whether the guaranteed portions of these loans are sold into the secondary market. Since the Company has historically sold the guaranteed portion of its SBA Section 7(a) loans into the secondary market, the effect of this change to First Western will be the increase in fees from 40 basis points to 50 basis points. The value of the guaranteed portion of loans decreases as a result of the fee increase and the percentage of loans eligible to be sold through the secondary market is diminished by the reduction in the SBA guarantee percentage. The effect to the Company as a result of this change was not significant during the three and six months ended June 30, 1996. Continued program and market changes may have an adverse effect on future periods of operations.

               Any aspect of the SBA programs under which the Company participates could be modified by legislation or agency policy changes. PMC Capital has evaluated alternative lending strategies and would employ such strategies should the SBA programs under which its subsidiaries operate were to be eliminated or significantly curtailed.

               Effective October 1995, the fee charged to the borrower by the SBA (for the SBA's guaranty of a loan to the lender) increased and is based on the amount of the originated loan, ranging from 2% to 3.875% of the guaranteed portion of the loan. The fee had been 2% of the guaranteed portion of the loan. The Company does not know what impact, if any, these changes will have on future loan originations of First Western.

               The future profitability of the Company's SBA Section 7(a) lending activities will be impacted by a number of factors including: (i) the more efficient capital structure achieved as a result of First Western's securitization and future securitizatons, (ii) volume of lending, (iii) length of loans, (iv) structure of sales to the secondary market, (v) interest rates charged and related terms, (vi) quality of portfolio, (vii) prepayment experience and (viii) legislative and/or regulatory changes.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1995

               Interest income increased by $1,639,000, or 22%, from $7,467,000 for the six months ended June 30, 1995 to $9,106,000 for the six months ended June 30, 1996. This increase was primarily attributable to the substantial growth in the Company's loan portfolios. The lending activities of PMIC, Western Financial and PMC Capital have continued to increase. As a result, the average loan portfolio outstanding during the six months ended June 30, 1996 was $123.0 million, a 45% increase from $84.8 million in the comparable period of 1995. Accordingly, interest income on loans increased by $2,027,000, or 31%, from $6,541,000 during the six months ended June 30, 1995 to $8,568,000 during the six months ended June 30, 1996. The average temporary investments outstanding during the six months ended June 30, 1996 was $22.3 million, a 29% decrease from $31.5 million in the comparable period of 1995. Accordingly interest income on temporary investments decreased by $388,000, or 42%, from $926,000 during the six months ended June 30, 1995 to $538,000 during the six months June 30, 1996.

               Premium income decreased by $584,000, or 37%, from $1,582,000 for the six months ended June 30, 1995 to $998,000 for the six months ended June 30, 1996. This decrease was primarily attributable to the decrease in the amount of loans held for sale or sold during the six months ended June 30, 1995 ($16.4 million) as compared to the six month period ended June 30, 1996 ($9.9 million) including reasons as described under the caption "Results of Operations".

               Other investment income, net, increased by $199,000 from $5,000 for the six months ended June 30, 1995 to $204,000 for the six months ended June 30, 1996. This increase was primarily attributable to prepayment fees received on loans during the six months ended June 30, 1996. There were no prepayment fees assessed during the six months ended June 30, 1995.

               Other income, net, increased by $99,000, or 10%, from $967,000 during the six months ended June 30, 1995 to $1,066,000 during the six months ended June 30, 1996. This increase was primarily a result of investment management fees generated by PMC Advisers which are based on the assets of PMC Commercial under management.

               Operating expenses, not including interest, decreased by $171,000, or 7%, from $2,353,000 during the six months ended June 30, 1995 to $2,182,000 during the six months ended June 30, 1996. This was primarily a result of a $198,000 decrease in administrative and general costs, including advertising, telephone, postage, travel and miscellaneous expenses. These decreases were partially offset by a $24,000 increase in salaries and related benefits related to staffing of several new employee positions.

               Interest expense increased by $579,000, or 26%, from $2,265,000 during the six months ended June 30, 1995 to $2,844,000 during the six months ended June 30, 1996. The increase was primarily attributable to; (i) the interest expense on $17,260,000 of SBA debentures which were issued or assumed during the period from March 1995 to September 1995 by PMIC and Western Financial, (ii) the scheduled increase in interest rate on $2,000,000 of PMIC's SBA debentures during June 1995 and (iii) the issuance of $10,000,000 of Senior Notes by PMC Capital in April 1995.

               Realized and unrealized gain (loss) on investments changed from a loss of $88,000 during the six months ended June 30, 1995 to a loss of $18,000 during the six months ended June 30, 1996. During both periods, losses were minimal. During the six months ended June 30, 1996, the Company recognized $29,000 in recoveries and decreases to previously established reserves of $35,000 which reduced the net loss during the period. There were no recoveries during the six months ended June 30, 1995.

THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THE
THREE MONTHS ENDED JUNE 30, 1995

               Interest income increased by $777,000, or 20%, from $3,927,000 for the three months ended June 30, 1995 to $4,704,000 for the three months ended June 30, 1996. This increase was primarily attributable to the substantial growth in the Company's loan portfolios. The lending activities of PMIC, Western Financial and PMC Capital have continued to increase. As a result, the average loan portfolio outstanding during the second quarter of 1996 was $129.3 million, a 44% increase from $89.5 million in the comparable period of 1995. Accordingly, interest income on loans increased by

$1,047,000, or 30%, from $3,465,000 during the three months ended June 30, 1995 to $4,512,000 during the three months ended June 30, 1996. The average temporary investments outstanding during the second quarter of 1996 was $17.1 million, a 43% decrease from $29.9 million in the comparable period of 1995. Accordingly interest income on temporary investments decreased by $270,000, or 58%, from $462,000 during the three months ended June 30, 1995 to $192,000 during the three months June 30, 1996.

               Premium income decreased by $441,000, or 47%, from $948,000 for the three months ended June 30, 1995 to $507,000 for the three months ended June 30, 1996. This decrease was primarily attributable to the decrease in the amount of loans held for sale or sold during the three month period ended June 30, 1995 ($10.9 million) as compared to the three month period ended June 30, 1996 ($5.3 million) including reasons as described under the caption "Results of Operations".

               Other investment income, net, increased by $135,000 from $2,000 for the three months ended June 30, 1995 to $137,000 for the three months ended June 30, 1996. This increase was primarily attributable to prepayment fees received on loans during the three months ended June 30, 1996. There were no prepayment fees assessed during the three months ended June 30, 1995.

               Other income, net, increased by $102,000, or 23%, from $451,000 during the three months ended June 30, 1995 to $553,000 during the three months ended June 30, 1996. This increase was primarily a result of investment management fees generated by PMC Advisers which are based on the assets of PMC Commercial under management.

               Operating expenses, not including interest, decreased by $23,000, or 2%, from $1,161,000 during the three months ended June 30, 1995 to $1,138,000 during the three months ended June 30, 1996. This was primarily a result of a $71,000 decrease in administrative and general costs. The decrease was primarily in advertising, telephone, postage, travel and miscellaneous expenses. These decreases were partially offset by a $42,000 increase in salaries and related benefits related to staffing of several new employee positions.

               Interest expense increased by $136,000, or 11%, from $1,284,000 during the three months ended June 30, 1995 to $1,420,000 during the three months ended June 30, 1996. The increase was primarily attributable to: (i) the interest expense on $11,260,000 of SBA debentures which were issued or assumed after March 31, 1995 by PMIC and Western Financial, (ii) the scheduled increase in interest rate on $2,000,000 of PMIC's SBA debentures during June 1995 and
(iii) the issuance of $10,000,000 of Senior Notes by PMC Capital in April 1995.

               Realized and unrealized gain (loss) on investments changed from a loss of $77,000 during the three months ended June 30, 1995 to a loss of $1,000 during the three months ended June 30, 1996. During both periods, losses were minimal. During the second quarter of 1996, the Company recognized $35,000 in decreases to previously established reserves which reduced the net loss during the period. There were no comparable recoveries during the three months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 1996, the Company had $12.4 million in cash and cash equivalents. In addition, the Company has a revolving credit facility under which it can borrow up to $15 million. The primary use of the Company's funds is to originate loans. In addition, the Company may use funds to acquire loans from governmental agencies and/or their agents. The Company also uses funds for general and administrative expenses, dividends to shareholders, interest expense, capital expenditures, advances on loan liquidations and payments due on borrowing facilities. Approximately $2.5 million of the Company's SBA debentures become payable in September 1996. This amount should, subject to SBA approval, be rolled over into new SBA debentures. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to its common shareholders. To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either:
(i) debt offerings and additional credit facilities, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings. Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, a securitization and sale of its loan portfolio and the utilization of short-term, uncollateralized credit facilities.

                Funding availability under the SBA's SBIC and SSBIC programs is limited. With regard to leverage, the SBA currently has leverage funding availability based upon prior years funded amounts. In order to determine which licensees are to receive funding, the SBA will give first priority to issue debentures to those licensees which are to use such funds to refinance matured debentures and second priority to fund those licensees requesting leverage which when issued will not cause outstanding leverage to be greater than two times their regulatory capital. PMIC and Western Financial have aggregate amounts of SBA leverage which are currently at or greater than two times their regulatory capital. The SBA has notified its licensees under the SSBIC program that there is no subsidized leverage or preferred stock available for the SBA's current fiscal year ending September 30, 1996.

               Loan commitments outstanding at June 30, 1996 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $52.6 million. Of these commitments, $25.7 million were for loans, including the remaining disbursements ($6.8 million to fund on $15.3 million in aggregate funding) on partially funded loans, partially guaranteed by the SBA. Assuming all of the SBA loan commitments were funded, approximately $25.8 million would be received by the Company from sales of these loans into the secondary market. Commitments (which are agreements to lend to a customer provided the terms established in the contract are met) are made in the ordinary course of the Company's business. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

               During 1995; (i) the Company issued $10 million of Senior Unsecured Notes, $5 million of which is due in April 2003 with a fixed interest rate of 8.6% and the remaining $5 million is due in April 2004 with a variable interest rate of LIBOR plus 1.30% (6.74% at June 30, 1996), (ii) PMIC issued $2 million in preferred stock, (iii) Western Financial assumed $2.26 million in SBA debentures in exchange for the previously participated portion of certain loans and (iv) the Company's subsidiaries issued $15 million in SBA debentures. During 1996, the Company assumed $1.0 million in SBA debentures in exchange for cash and the previously participated portion of certain loans.

               The lack of availability to issue SBA debentures through September 30, 1996 will require the Company to utilize other sources of funds prior to that time. The cost and terms of these other sources of funds will not be as favorable as those typically achieved on SBA debentures, however, the Company has historically been able to issue debt through private placement of notes and receive working capital through securitization and sale of a portion of its portfolio. When additional funds are required, the Company will attempt to either issue additional senior unsecured notes, privately or publicly raise equity and/or securitize and structure a sale of either the unguaranteed portion of SBA loans or the portfolio of PMC Capital, Western Financial and PMIC. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the foreseeable future. The Company has commenced the process of securitizing a pool of fixed rate loans for sale through a private placement. The proposed transaction is ongoing and there can be no assurance that it will be completed.

               PMC Capital is required to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the Investment Company Act of 1940 as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission. The Company is in compliance with these requirements at June 30, 1996.


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED ON THIS FORM 10-Q

               This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                     PART II
                                Other Information

ITEM 4.       Submission of Matters to a Vote of Security Holders

              At the Company's Annual Meeting of Shareholders, the following members were re-elected to the Board of Directors:

              Martha R. Greenberg
              Robert Diamond
              Lee Ruwitch

              Other members of the Board of Directors are as follows:

              Fredric M. Rosemore
              Lance B. Rosemore
              Andrew S. Rosemore
              Irvin M. Borish
              Thomas Hamill
              Barry A. Imber

The following proposals were approved at the Company's Annual Meeting:

                                                                                                Abstentions
                                                            Affirmation         Negative        and Broker
                                                            Votes               Votes           Non-Votes
                                                            -----------         --------        -----------
1              To approve a change in the Company's
               Articles of Incorporation to increase
               the Company's authorized common stock
               from 15,000,000 to 30,000,000 shares           8,642,307         109,552          46,271

2              To ratify the appointment of Coopers &
               Lybrand L.L.P. as the independent public
               accountants of the Company                     8,670,970          11,156         116,006


ITEM 6.          Exhibits and Reports on Form 8-K

                     A.   Exhibits
                             Ex-27 Financial Date Schedule

                     B.   Reports on Form 8-K
                             No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PMC Capital, Inc.


        Date:        8/14/96                    \s\ Lance B. Rosemore
              ------------------                -------------------------------
                                                Lance B. Rosemore
                                                President


        Date:       8/14/96                     \s\ Barry N. Berlin
              ------------------                -------------------------------
                                                Barry N. Berlin
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                                 Exhibit Index

Ex-27             Financial Date Schedule