Form 10-Q
period 1996-09-30
PMC CAPITAL INC
filed 1996-11-14
CIK 722571

                                  FORM 10 - Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________  to  __________

                 Commission File Number    811-3780

                               PMC CAPITAL, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                            59-2338439
-----------------------------                             --------------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)


     17290 Preston Road, 3rd Floor,
            Dallas, TX 75252                               (972) 380-0044
----------------------------------------               -----------------------
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

                           YES X        NO
                              ---          ---
As of November 1, 1996, Registrant had outstanding 11,099,518 shares of Common Stock, par value $.01 per share.

                               PMC CAPITAL, INC.



                                     INDEX

PART I.       Financial Information                                    PAGE NO.
              ---------------------                                    --------
              Item 1.  Financial Statements

                       Consolidated Balance Sheets -
                         September 30, 1996 and December 31, 1995              2

                       Consolidated Statements of Income -
                        Nine Months Ended September 30, 1996 and 1995          3
                        Three Months Ended September 30, 1996 and 1995         4

                       Consolidated Statements of Cash Flows -

                        Nine Months Ended September 30, 1996 and 1995          5

                       Notes to Consolidated Financial Statements              6

              Item 2.  Management's Discussion and Analysis of
                        Results of Operations and Financial Condition          8


PART II.      Other Information
              -----------------

              Item 6.  Exhibits and Reports on Form 8-K                       17

                                     PART I

                             Financial Information

                                    ITEM 1.

                              Financial Statements

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                                 1996            1995
                                                                             ------------    ------------
                                               ASSETS                         (UNAUDITED)
INVESTMENTS AT VALUE:
  Loans receivable, net ..................................................   $    135,973    $    110,499
  Excess servicing asset, net ............................................          4,813           4,991
  Cash equivalents .......................................................          8,550          31,135
  Restricted investments .................................................          1,459           1,785
  Real property owned ....................................................            249               5
                                                                             ------------    ------------

TOTAL INVESTMENTS ........................................................        151,044         148,415
                                                                             ------------    ------------

OTHER ASSETS:
  Cash ...................................................................            351             439
  Accrued interest receivable ............................................            708             723
  Receivable for loans sold ..............................................          4,193           4,371
  Due from affiliates ....................................................          1,091           1,135
  Investment in subsidiaries .............................................             76              27
  Property and equipment, net ............................................            194             199
  Deferred charges, deposits and other assets ............................            930           1,170
                                                                             ------------    ------------

TOTAL OTHER ASSETS .......................................................          7,543           8,064
                                                                             ------------    ------------

TOTAL ASSETS .............................................................   $    158,587    $    156,479
                                                                             ============    ============

                                 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  SBA debentures payable .................................................   $     44,570    $     43,540
  Notes payable ..........................................................         35,000          35,001
  Accrued interest payable ...............................................            984           1,434
  Deferred fee revenue ...................................................            809             779
  Borrower advances ......................................................          2,127           2,260
  Dividends payable ......................................................          3,323           3,596
  Accounts payable .......................................................          1,954           2,500
  Other liabilities ......................................................          1,251           1,281
                                                                             ------------    ------------

TOTAL LIABILITIES ........................................................         90,018          90,391
                                                                             ------------    ------------

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY .................................          7,000           7,000
                                                                             ------------    ------------

SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares of $.01 par value, 11,051,807 and 10,871,040 shares issued and outstanding
       at September 30, 1996 and December 31, 1995, respectively .........            111             109
  Additional paid-in capital .............................................         60,639          58,429
  Undistributed net operating income .....................................          1,275           1,017
  Net unrealized depreciation on investments .............................           (456)           (467)
                                                                             ------------    ------------

                                                                                   61,569          59,088
                                                                             ------------    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................   $    158,587    $    156,479
                                                                             ============    ============

NET ASSET VALUE PER COMMON SHARE .........................................   $       5.57    $       5.44
                                                                             ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)


                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                              -------------------------------
                                                                   1996            1995
                                                               ------------    ------------
INVESTMENT INCOME:
  Interest .................................................   $     13,867    $     11,865
  Premium income ...........................................          1,482           2,228
  Other investment income, net .............................            373              62
                                                               ------------    ------------

Total investment income ....................................         15,722          14,155

Equity in loss of subsidiaries .............................             (2)           --
Other income, net ..........................................          1,715           1,500
                                                               ------------    ------------

Total income ...............................................         17,435          15,655
                                                               ------------    ------------

EXPENSES:
  Salaries and related benefits ............................          2,248           2,082
  Rent .....................................................            157             156
  Legal and accounting .....................................            124             107
  Directors and shareholders expense .......................             36              32
  Small Business Administration fees .......................             74              58
  General and administrative ...............................            577             893
  Profit sharing plan ......................................            152             152
  Interest .................................................          4,288           3,617
                                                               ------------    ------------

Total expenses .............................................          7,656           7,097
                                                               ------------    ------------


Net  operating income ......................................          9,779           8,558
                                                               ------------    ------------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off ......................................            (87)           (192)
    Recoveries on loans written-off ........................             35            --
    Change in unrealized appreciation
      (depreciation) on investments ........................             11             (84)
                                                               ------------    ------------

Total realized and unrealized gain (loss) on investments ...            (41)           (276)
                                                               ------------    ------------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS ...............................   $      9,738    $      8,282
                                                               ============    ============


PREFERRED DIVIDENDS ........................................   $        188    $        160
                                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................         10,963          10,747
                                                               ============    ============

EARNINGS PER COMMON SHARE ..................................   $       0.87    $       0.76
                                                               ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)


                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                             --------------------------------
                                                                   1996            1995
                                                               ------------    ------------
INVESTMENT INCOME:
  Interest .................................................   $      4,761    $      4,397
  Premium income ...........................................            484             646
  Other investment income, net .............................            169              58
                                                               ------------    ------------

Total investment income ....................................          5,414           5,101

Equity in loss of subsidiaries .............................            (12)           --
Other income, net ..........................................            649             533
                                                               ------------    ------------

Total income ...............................................          6,051           5,634
                                                               ------------    ------------

EXPENSES:
  Salaries and related benefits ............................            788             647
  Rent .....................................................             57              46
  Legal and accounting .....................................             27               8
  Directors and shareholders expense .......................              6               6
  Small Business Administration fees .......................             34              29
  General and administrative ...............................            224             341
  Profit sharing plan ......................................             50              50
  Interest .................................................          1,444           1,352
                                                               ------------    ------------

Total expenses .............................................          2,630           2,479
                                                               ------------    ------------


Net  operating income ......................................          3,421           3,155
                                                               ------------    ------------


REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off ......................................            (87)            (23)
    Recoveries on loans written-off ........................              6            --
    Change in unrealized appreciation
      (depreciation) on investments ........................             58            (165)
                                                               ------------    ------------

Total realized and unrealized gain (loss) on investments ...            (23)           (188)
                                                               ------------    ------------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS ...............................   $      3,398    $      2,967
                                                               ============    ============


PREFERRED DIVIDENDS ........................................   $         63    $         63
                                                               ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................         11,012          10,781
                                                               ============    ============

EARNINGS PER COMMON SHARE ..................................   $       0.30    $       0.27
                                                               ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED, IN THOUSANDS)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       1996            1995
                                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments ..   $      9,738    $      8,282
  Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale ............................................        (18,005)        (25,038)
        Proceeds from sale of guaranteed loans .................................         15,782          24,303
        Change in unrealized depreciation on investments and loans written-off .             41             276
        Unrealized premium income, net .........................................             (7)            116
        Depreciation and amortization ..........................................            789             854
        Accretion  of loan discount and deferred fees ..........................           (569)           (605)
        Deferred fees collected ................................................            878           1,092
        Gain on sale of assets .................................................           --               (13)
        Equity in loss of subsidiary ...........................................              2            --
        Net change in operating assets and liabilities:
           Accrued interest receivable .........................................             15            (358)
           Other assets ........................................................            244            (855)
           Accrued interest payable ............................................           (450)           (120)
           Borrower advances ...................................................           (134)          1,043
           Other liabilities ...................................................           (574)           (480)
                                                                                   ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................          7,750           8,497
                                                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .................................................................        (39,243)        (38,116)
  Principal collected ..........................................................         15,142           6,364
  Purchase of furniture and fixtures and other assets ..........................            (52)            (14)
  Purchase of government securities ............................................           --            (3,942)
  Proceeds from maturities of government securities ............................           --             8,947
  Release of  (investment in) restricted cash ..................................            326            (234)
  Proceeds from sale of assets .................................................           --               205
                                                                                   ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES ..........................................        (23,827)        (26,790)
                                                                                   ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance or assumption of SBA debentures ......................            940          15,000
   Proceeds from issuance of senior debt .......................................           --            10,000
   Proceeds from issuance of common stock ......................................          1,574             765
   Proceeds from issuance of preferred stock ...................................           --             2,000
   Payment of dividends on common stock ........................................         (8,908)         (8,616)
   Payment of dividends on preferred stock .....................................           (188)           (142)
   Advances from (to) affiliates, net ..........................................             44            (392)
   Payment of debt issuance costs ..............................................             (8)           (447)
   Investment in unconsolidated subsidiary .....................................            (50)           --
                                                                                   ------------    ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............................         (6,596)         18,168
                                                                                   ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................        (22,673)           (125)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................         31,574          33,696
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................   $      8,901    $     33,571
                                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE:
   Interest paid ...............................................................   $      4,739    $      3,738
                                                                                   ============    ============

   Dividends reinvested ........................................................   $        645    $        595
                                                                                   ============    ============

   Loans receivable acquired in exchange for SBA debentures ....................   $        158    $      2,109
                                                                                   ============    ============

   Reclassification from loans receivable to real property owned ...............   $        224    $         65
                                                                                   ============    ============

   Loans to facilitate sale of real property owned .............................   $        103    $         85
                                                                                   ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                               PMC CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   INTERIM FINANCIAL STATEMENTS

The accompanying consolidated financial statements of PMC Capital, Inc. ("PMC Capital") and its subsidiaries (collectively, the "Company") as of and for the three and nine month periods ended September 30, 1996 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and the cash flows for the nine month periods ended September 30, 1996 and 1995. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto contained in the Company's 1995 Annual Report on Form 10-K.

The results for the nine months ended September 30, 1996 are not necessarily indicative of future financial results.

NOTE 2.   LONG-TERM DEBT

During May 1996, the Company assumed $1,030,000 in SBA debentures from a non-affiliated small business investment company ("SBIC") in exchange for loans receivable of approximately $200,000 and cash of approximately $900,000. The loans acquired were initially originated by the Company and a portion sold to the non-affiliated SBIC.

NOTE 3.    INVESTMENT MANAGEMENT AGREEMENT

Pursuant to an investment management agreement (the "Investment Management Agreement') between PMC Advisers LP ("PMC Advisers"), a subsidiary of PMC Capital, and PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust which is an affiliated entity, PMC Advisers charged fees of approximately $1.3 million for the nine months ended September 30, 1996.

Effective July 1, 1996, the Investment Management Agreement was amended to include compensation to PMC Advisers for its assistance in any issuance of debt or equity securities for PMC Commercial. Such compensation includes a consulting fee based on (i) 12.5% of any offering fees incurred by PMC Commercial pursuant to the public offering or private placement of its common shares, and (ii) 50% of any issuance or placement fees incurred by PMC Commercial pursuant to the public offering or private placement of its debt securities or preferred shares of beneficial interest. Of the amount of servicing and advisory fees paid or payable to PMC Advisers as of September 30, 1996, approximately $251,000 was earned pursuant to a public offering of common shares by PMC Commercial.

                               PMC CAPITAL, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3.    INVESTMENT MANAGEMENT AGREEMENT (CONTINUED)

Pursuant to the amended Investment Management Agreement, the quarterly servicing and advisory fee (the "Base Fee") is based on the assets and capital structure of PMC Commercial. As defined in the Investment Management Agreement, the Base Fee is the sum of (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the average quarterly value of common equity capital or
(b) the average quarterly value of all invested assets and (ii) 0.21875% (0.875% on an annual basis) of the difference between the average quarterly value of all invested assets and the average quarterly value of common equity capital. For purposes of calculating the Base Fee, the average quarterly value of common equity capital shall not be increased by the proceeds received from any public offering of common shares by PMC Commercial (other than pursuant to its dividend reinvestment plan or any employee/trust manager benefit plan) during the 180 calendar day period immediately following such public offering. In no event will the aggregate annual fees charged under the new agreement be greater than that which would have been charged had there been no revision to the investment management agreement.

NOTE 4.   RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." Those standards have been established to provide a consistent application of accounting based on a financial-components approach which distinguishes the transfer of financial assets that are sales from those that are secured borrowings. This approach is based upon control of the related assets, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered and liabilities are extinguished. SFAS No. 125 is effective for transfer and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and may only be applied prospectively.

NOTE 5.  SUBSEQUENT EVENTS

On November 13, 1996, a newly formed special purpose affiliate of the Company, PMC Capital Limited Partnership, a Delaware limited partnership, (the "Partnership"), completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the "Notes"). The Notes, issued at par, which mature in 2011 and bear interest at the rate of 6.725% per annum, are collateralized by approximately $46.3 million of loans contributed by the Company to the Partnership. In connection with this private placement, the Notes were given a rating of "Aa2" by Moody's Investors Service. The loans were originated or purchased by the Company in accordance with the Company's lending strategy and underwriting criteria. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to the Company or its assets in the event of nonpayment of the loans. The net proceeds from the issuance of the Notes (approximately $37.5 million after giving effect to payment of offering costs of approximately $234,000 and the funding of an approximately $2.04 million reserve fund held by the trustee as collateral) were distributed to the Company. The Company will use such proceeds to make additional loans in accordance with its lending criteria.

                                     PART I
                             Financial Information

                                    ITEM 2.
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition
GENERAL:

       PMC CAPITAL, INC. ("PMC" or "PMC Capital") is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act"). PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMIC") and Western Financial Capital Corporation ("Western Financial"). First Western, PMIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. In addition, PMC is the sole limited partner of PMC Advisers ("PMC Advisers") and is the sole shareholder of PMC Funding Corp., the sole general partner of PMC Advisers. PMC has elected to be taxed as a regulated investment company and distributes substantially all of its taxable income as dividends to shareholders.

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

       At September 30, 1996, First Western had outstanding loans receivable, net, valued at $27.2 million. During the nine months ended September 30, 1996, First Western originated $24.0 million in loans and sold $15.8 million of the guaranteed portion of its loans into the secondary market (without recourse to the Company). At September 30, 1996, First Western had loans with an aggregate principal balance of approximately $581,000 (2.1% of First Western loans, net) greater than 60 days past due. Loans written-off and the change in unrealized depreciation on First Western's investments, net of recoveries, was $45,000 during the nine months ended September 30, 1996.

       PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term, fixed-rate collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. As an SSBIC, PMIC is eligible to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA through the issuance of debentures which are guaranteed by the SBA. For any debentures issued prior to 1996, the interest rate was reduced through an SBA subsidy by 3% during the first five years. As an SSBIC, prior to 1996 PMIC was eligible to issue preferred stock to the SBA with either a 3% or a 4% per annum cumulative dividend rate.

       At September 30, 1996, PMIC had outstanding loans receivable valued at $48.5 million. During the nine months ended September 30, 1996, PMIC originated $16.6 million in loans. At September 30, 1996, PMIC had loans with an aggregate principal balance of approximately $302,000 (0.6% of PMIC loans, net) greater than 60 days past due. PMIC had no realized and unrealized losses and a realized recovery of $15,000 during the nine months ended September 30, 1996.

       WESTERN FINANCIAL is a licensed small business investment company ("SBIC") under the SBIA that provides fixed-rate loans to borrowers whether or not they qualify as "disadvantaged". As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA through the issuance of debentures.

       At September 30, 1996, Western Financial had outstanding loans receivable valued at $25.8 million. During the nine months ended September 30, 1996, Western Financial originated $5.4 million in loans. At September 30, 1996, Western Financial had loans with an aggregate principal balance of approximately $155,000 (0.6% of Western Financial loans, net) greater than 60 days past due. Realized and unrealized losses on Western Financial's investments were $11,000 during the nine months ended September 30, 1996.

       PMC has originated loans to borrowers on a non-SBA supported basis using criteria similar to that utilized by its three principal subsidiaries whose loans are funded under the SBA programs. These loans are: (i) to borrowers who exceed the eligibility requirements of the SBA 7(a) or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization tables, with the balance due at maturity (typically four to 20 years), (iii) primarily collateralized by real estate and
(iv) generally guaranteed by the principals of the borrowers. The funding for this lending program is limited to the extent of leverage available to the Company. However, the Company expects that most non-SBA supported loans will be made by PMC Commercial in the future and that such loans will be made by the Company only to the extent that PMC Commercial does not have available funds.

       At September 30, 1996, PMC Capital had outstanding loans receivable valued at $34.3 million. During the nine months ended September 30, 1996, PMC Capital originated $11.4 million in loans. At September 30, 1996, PMC Capital had no loans greater than 60 days past due. PMC Capital had no realized and unrealized losses during the nine months ended September 30, 1996.

       PMC ADVISERS, organized in July 1993, is a registered investment advisor under the Investment Advisers Act of 1940 which acts as the investment advisor for PMC Commercial pursuant to the terms of an investment management agreement between PMC Advisers and PMC Commercial (the "Investment Management Agreement").

       PMC Advisers has been the investment advisor to PMC Commercial since the completion of PMC Commercial's initial public offering in December 1993. The independent boards of PMC Commercial and PMC Capital entered into negotiations to revise the Investment Management Agreement to fairly compensate PMC Advisers in accordance with current market conditions. The amended agreement, effective July 1, 1996, provides for fees to be charged on loans outstanding, up to the amount of PMC Commercial's equity, to be reduced from 2.5% to 1.67% annually. For loans outstanding in excess of the equity of PMC Commercial, the fee is reduced from 1.5% to 0.875% annually. A new fee based on the successful completion of any debt or equity offering of PMC Commercial is provided for based on the underwriting/placement fees paid as part of such offering (see Footnote 3 to the Financial Statements included in this Form 10-Q). In no event will the aggregate annual fees charged under the amended agreement be greater than that which would have been charged had there been no revision to the Investment Management Agreement. The amended Investment Management Agreement contains a non-competition agreement that, upon termination, requires PMC Commercial to pay PMC Advisers an annual fee of 1% of the average outstanding loans which were originated under the Investment Management Agreement.

SBA PROGRAM LEGISLATIVE UPDATE

       SBICS.   As part of the omnibus funding bill signed into legislation by
Congress in October 1996, the SBIC program was authorized to issue a minimum of $256 million in SBA debentures in the fiscal year of the SBA ending September 30, 1997. This is significantly above amounts available in 1996. There will be increased costs for new SBA debentures. A flat 3% "draw-down" fee will replace the 2% commitment fee and there will be an increase of 100 basis points in the interest rates to be charged. The interest rates previously charged on SBA debentures were approximately 70 basis points over the 10 year Treasury Note. As adjusted, the new rates would be approximately 170 basis points over the 10 year Treasury Note. As part of this legislation, the availability of 3% subsidized debentures and the right of the SBA to purchase preferred stock of an SSBIC was repealed. This will have no effect on previously issued debentures or preferred stock of SSBICs including PMIC.

       SBA SECTION 7(A) PROGRAM.   Appropriations under the omnibus funding
bill for the fiscal year ending September 30, 1997 were approved. The national SBA 7(a) program will receive an aggregate of $158 million in direct appropriation with an additional $40.5 million carry over of unused funds from 1996. According to industry sources, the total government expenditure of $198.5 million (which is in excess of prior years availability) will result in up to approximately $7.8 billion in loans to be funded under the program for the 1997 fiscal year of the SBA.

CERTAIN ACCOUNTING CONSIDERATIONS

       In accordance with its business and financing strategy, the Company sells the guaranteed portions of its SBA loans while retaining servicing rights. A portion of the Company's revenue is recognized from the premium on the sale of loans, which principally represents either cash received or an excess servicing spread. The excess servicing spread is calculated as the present value of the difference between the interest rate charged by the Company to a borrower and the interest rate paid to the investors who purchased the loan (adjusted for prepayment assumptions) to the extent that this difference exceeds the normal loan servicing fees (the "Excess Servicing Spread"). At the time of sale, the value of the Excess Servicing Spread is recorded as income and concurrently recorded as a corresponding asset (the "Excess Servicing Asset").

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

RESULTS OF OPERATIONS

       By increasing and establishing other sources of revenues, PMC Capital has reduced its reliance on the income generated from its SBA guaranteed
lending subsidiary, First Western.   These sources and an increase in the
Company's outstanding loan portfolio has resulted in increased net income and, in the opinion of management, should enhance future profits. Such future profits may be adversely impacted by an unexpected significant amount of prepayments.

       Substantially all of the loans of First Western are variable rate which are reset quarterly based on a spread above the prime rate of interest charged by the banking industry ("Prime Rate"). The spread over the Prime Rate is
typically between 1.5% and 2.75%.   During the three and nine  months ended
September 30, 1995 the weighted average Prime Rate was 9.00% and 8.83%, respectively. During the three and nine months ended September 30, 1996 the weighted average Prime Rate was 8.25% and 8.33%, respectively. Accordingly, the yield on First Western's loans was reduced when comparing the three and nine months ending September 30, 1996 to the prior year's comparable periods. Primarily as a result of the current interest rate environment for both fixed-rate and variable rate loans, First Western has experienced prepayments on its variable rate loans during the nine months ended September 30, 1996 at a rate higher than prior periods.

       The interest rate environment and certain applicable legislative changes have affected the secondary market for the SBA Section 7(a) guaranteed portion of loans originated by First Western. The most notable legislative changes resulted from the Revenue Reconciliation Act of 1993 which required SBA program lenders to pay a fee of 40 basis points per annum on the outstanding principal balance of any loans sold in the secondary market and reduced the SBA guaranteed percentage of certain loans. This fee increased from 40 basis points to 50 basis points for all loans approved after October 1, 1995 irrespective of whether the guaranteed portions of these loans are sold into the secondary market. Since the Company has historically sold the guaranteed portion of its SBA Section 7(a) loans into the secondary market, the effect of this change to First Western is the increase in fees from 40 basis points to 50 basis points. The value of the guaranteed portion of loans decreases as a result of the fee increase and the percentage of loans eligible to be sold through the secondary market is diminished by the reduction in the SBA guarantee percentage. The effect to the Company as a result of this change was not significant during the three and nine months ended September 30, 1996. Continued program and market changes may have an adverse effect on future periods of operations.

       The future profitability of the Company's SBA Section 7(a) lending activities will be impacted by a number of factors including: (i) the more efficient capital structure achieved as a result of First Western's securitization and future securitizations, (ii) volume of lending, (iii) length of loans, (iv) structure of sales to the secondary market, (v) interest rates charged and related terms, (vi) quality of portfolio, (vii) prepayment experience and (viii) legislative and/or regulatory changes.

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

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1995

       Interest income increased by $2,002,000, or 17%, from $11,865,000 for the nine months ended September 30, 1995 to $13,867,000 for the nine months ended September 30, 1996. This increase was primarily attributable to the growth in the Company's loan portfolios. The average loan portfolio outstanding during the nine months ended September 30, 1996 was $126.2 million, a 40% increase from $90.1 million in the comparable period of 1995. Accordingly, interest income on loans increased by $2,766,000, or 27%, from $10,435,000 during the nine months ended September 30, 1995 to $13,201,000 during the nine months ended September 30, 1996. Average temporary investments outstanding during the nine months ended September 30, 1996 were $18.9 million, a 41% decrease from $32.3 million in the comparable period of 1995. Accordingly, interest income on temporary investments decreased by $763,000, or 53%, from $1,429,000 during the nine months ended September 30, 1995 to $666,000 during the nine months September 30, 1996.

       Premium income decreased by $746,000, or 33%, from $2,228,000 for the nine months ended September 30, 1995 to $1,482,000 for the nine months ended September 30, 1996. This decrease was primarily attributable to a 28% decrease in the amount of loans held for sale or sold (under the SBA 7(a) loan program) during the nine months ended September 30, 1995 ($25.0 million) as compared to the nine month period ended September 30, 1996 ($18.0 million). In addition, a portion of the decrease was attributable to the reasons described under the caption "Results of Operations".

       Other investment income, net, increased by $311,000 from $62,000 for the nine months ended September 30, 1995 to $373,000 for the nine months ended September 30, 1996. This increase was primarily attributable to prepayment fees received on loans during the nine months ended September 30, 1996. There were no prepayment fees assessed during the nine months ended September 30, 1995.

       Other income, net, increased by $215,000, or 14%, from $1,500,000 during the nine months ended September 30, 1995 to $1,715,000 during the nine months ended September 30, 1996. This increase was primarily a result of investment management fees generated by PMC Advisers (see Footnote 3 to the Financial Statements included on this Form 10-Q).

       Operating expenses, not including interest, decreased by $112,000, or 3%, from $3,480,000 during the nine months ended September 30, 1995 to $3,368,000 during the nine months ended September 30, 1996. This was primarily a result of a $316,000 decrease in administrative and general costs. During the third quarter of 1995, the Company expensed approximately $106,000 of costs pertaining to its decision not to pursue an offering of common shares of PMIC. Also, the Company had reductions in advertising, telephone, postage, travel and miscellaneous expenses when comparing the nine months ended September 30, 1996 as to the nine months ended September 30, 1995. These decreases were partially offset by a $166,000 increase in salaries and related benefits related primarily to the staffing of several new employee positions.

       Interest expense increased by $671,000, or 19%, from $3,617,000 during the nine months ended September 30, 1995 to $4,288,000 during the nine months ended September 30, 1996. The increase was primarily attributable to; (i) the interest expense on $17,260,000 of SBA debentures which were issued or assumed during the period from March 1995 to September 1995 by PMIC and Western Financial, (ii) the scheduled increase in interest rate on $2,000,000 of PMIC's SBA debentures during June 1995 and (iii) the issuance of $10,000,000 of Senior Notes by PMC Capital in April 1995.

       Realized and unrealized gain (loss) on investments changed from a loss of $276,000 during the nine months ended September 30, 1995 to a loss of $41,000 during the nine months ended September 30, 1996. During the nine months ended September 30, 1996, the Company recognized $35,000 in recoveries and decreases to previously established reserves of $11,000 which reduced the net loss during the period. During the third quarter of 1995, the Company recognized increases of $165,000 to reserves relating to the liquidation of several loans. There were no recoveries during the nine months ended September 30, 1995. Realized and unrealized gain (loss) on investments as a percentage of average loans receivable for the nine month periods ended September 30, 1996 and 1995 were at annualized rates of 0.04% and 0.41%, respectively.

THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1995

         Interest income increased by $364,000, or 8%, from $4,397,000 for the three months ended September 30, 1995 to $4,761,000 for the three months ended September 30, 1996. This increase was primarily attributable to the growth in the Company's loan portfolios. The lending activities of PMIC, Western
Financial and PMC Capital have continued to increase.   As a result, the
average loan portfolio outstanding during the third quarter of 1996 was $135.1 million, a 33% increase from $101.2 million in the comparable period of 1995. Accordingly, interest income on loans increased by $739,000, or 19%, from $3,894,000 during the three months ended September 30, 1995 to $4,633,000 during the three months ended September 30, 1996. Average temporary investments outstanding during the third quarter of 1996 were $11.1 million, a 69% decrease from $35.9 million in the comparable period of 1995. Accordingly, interest income on temporary investments decreased by $375,000, or 75%, from $503,000 during the three months ended September 30, 1995 to $128,000 during the three months September 30, 1996.

         Premium income decreased by $162,000, or 25%, from $646,000 for the three months ended September 30, 1995 to $484,000 for the three months ended September 30, 1996. This decrease was primarily attributable to a 15% decrease in the amount of loans held for sale or sold (under the SBA 7(a) loan program) during the three month period ended September 30, 1995 ($7.1 million) as compared to the three month period ended September 30, 1996 ($6.0 million). In addition, a portion of the decrease was attributable to the reasons described under the caption "Results of Operations".

         Other investment income, net, increased by $111,000 from $58,000 for the three months ended September 30, 1995 to $169,000 for the three months ended September 30, 1996. This increase was primarily attributable to an increase in prepayment fees of $50,000 received on loans and $61,000 of forfeited fee income during the three months ended September 30, 1996. There were no prepayment fees assessed or forfeited fee income earned during the three months ended September 30, 1995.

         Other income, net, increased by $116,000, or 22%, from $533,000 during the three months ended September 30, 1995 to $649,000 during the three months ended September 30, 1996. This increase was primarily the result of investment management fees generated by PMC Advisers.

         Operating expenses, not including interest, increased by $59,000, or 5%, from $1,127,000 during the three months ended September 30, 1995 to $1,186,000 during the three months ended September 30, 1996. This was primarily the result of a $141,000 increase in salaries and related benefits. The increase was partially offset by a $117,000 decrease in general and administrative costs relating to the expensing in the third quarter of 1995 approximately $106,000 of costs pertaining to the Company's decision not to proceed with the offering of common shares of PMIC.

         Interest expense increased by $92,000, or 7%, from $1,352,000 during the three months ended September 30, 1995 to $1,444,000 during the three months ended September 30, 1996. The increase was primarily attributable to the interest expense on $7,000,000 of SBA debentures which were issued by PMIC in September 1995 and $1,030,000 assumed by Western Financial in May 1996.

         Realized and unrealized gain (loss) on investments changed from a loss of $188,000 during the three months ended September 30, 1995 to a loss of $23,000 during the three months ended September 30, 1996. During the third quarter of 1995, the Company recognized $165,000 in increases to reserves relating to the liquidation of several loans. Realized and unrealized gain
(loss) on investments as a percentage of average loans receivable for the three month periods ended September 30, 1996 and 1995 were at low annualized rates of approximately 0.07% and 0.74%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         GENERAL. At September 30, 1996, the Company had $8.9 million in cash and cash equivalents. In addition, the Company has a revolving credit facility under which it can borrow up to $15 million. The primary use of the Company's funds is to originate loans. In addition, the Company may use funds to acquire loans from governmental agencies and/or their agents. The Company also uses funds for general and administrative expenses, dividends to shareholders, interest expense, capital expenditures, advances on loan liquidations and payments due on borrowing facilities. Approximately $2.5 million of the Company's SBA debentures become payable in February 1997.

This amount could: (i) subject to SBA approval, be rolled over into a new SBA debenture, (ii) be refinanced by other long-term debt or (iii) be paid in full with available cash and cash equivalents.

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

         PMC Capital is required to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act, as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission. The Company is in compliance with these requirements at September 30, 1996.

         COMMITMENTS. Loan commitments outstanding at September 30, 1996 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $33.0 million.
Of these commitments, $19.0 million were for loans, including the remaining disbursements ($4.0 million to fund on $11.8 million in aggregate funding) on partially funded loans, partially guaranteed by the SBA. Assuming all of the SBA loan commitments were funded, approximately $18.8 million would be received by the Company from sales of these loans into the secondary market.
Commitments (which are agreements to lend to a customer provided the terms established in the contract are met) are made in the ordinary course of the Company's business. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amount does not necessarily represent future cash requirements.

         RECENT DEBT ACTIVITY. During 1995; (i) the Company issued $10 million of Senior Unsecured Notes, $5 million of which is due in April 2003 with a fixed interest rate of 8.6% and the remaining $5 million is due in April 2004 with a variable interest rate of LIBOR plus 1.30% (6.94% at September 30, 1996), (ii) PMIC issued $2 million in preferred stock, (iii) Western Financial assumed $2.26 million in SBA debentures in exchange for the previously participated portion of certain loans and (iv) the Company's subsidiaries issued $15 million in SBA debentures. During 1996, the Company assumed $1.0 million in SBA debentures in exchange for cash and the previously participated portion of certain loans and a $2,490,000 SBA debenture was "rolled-over" for an additional 10 year term at an interest rate of 7.59%.

         ANTICIPATED FUTURE CASH REQUIREMENTS. The changes to the cost structure regarding SBA debentures may require the Company to further utilize other sources of funds for its SBIC activities. The cost and terms of these other sources of funds may be more favorable than those able to be achieved on SBA debentures; however, no assurance can be given that the Company will be able to obtain such alternative financing on terms acceptable to the Company. The Company has historically been able to raise capital through the private placement of notes and through securitization and sale of a portion of its portfolio. When additional funds are required, the Company will determine the most favorable form of financing, including either: (i) the issuance of SBA debentures, (ii) the issuance of additional senior unsecured notes, (iii) the private or public issuance of equity and/or (iv) the securitization and structure of a sale of either the unguaranteed portion of SBA loans or the portfolio of PMC Capital, Western Financial and PMIC. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should be able to meet its liquidity needs for the foreseeable future.

         On November 13, 1996, a newly formed special purpose affiliate of the Company, PMC Capital Limited Partnership, a Delaware limited partnership, (the "Partnership"), completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the "Notes"). The Notes, issued at par, which mature in 2011 and bear interest at the rate of 6.725% per annum, are collateralized by approximately $46.3 million of loans contributed by the Company to the Partnership. In connection with this private placement, the Notes were given a rating of "Aa2" by Moody's Investors Service. The loans were originated or purchased by the Company in accordance with the Company's lending strategy and underwriting criteria. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to the Company or its assets in the event of nonpayment of the loans. The net proceeds from the issuance of the Notes (approximately $37.5 million after giving effect to payment of offering costs of approximately $234,000 and the funding of an approximately $2.04 million reserve fund held by the trustee as collateral) were distributed to the Company. The Company will use such proceeds to make additional loans in accordance with its lending criteria.

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

                                    PART II
                               Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

                     A.   Exhibits
                            Ex-27   Financial Data Schedule.

                     B.   Reports on Form 8-K
                            No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   PMC Capital, Inc.

    Date:       11/14/96                           \s\ Lance B. Rosemore
          ---------------------------              -----------------------------
                                                   Lance B. Rosemore
                                                   President


    Date:       11/14/96                           \s\ Barry N. Berlin
          --------------------------               -----------------------------
                                                   Barry N. Berlin
                                                   Chief Financial Officer
                                                   (Principal Accounting
                                                   Officer)

                                 EXHIBIT INDEX

Exhibit
Number                               Description
--------                             -----------
EX-27       Financial Data Schedule
