Form 10-K405
period 1996-12-31
PMC CAPITAL INC
filed 1997-03-21
CIK 722571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1996

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From _______ to _______.

                        Commission File Number: 811-3780

                               PMC CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

               FLORIDA                                    59-2338539
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or organization)                    Identification No.)

17290 PRESTON ROAD, 3RD FLOOR, DALLAS, TX 75252         (972) 380-0044
 (Address of principal executive offices)        (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 28, 1997 as reported on the American Stock Exchange, was approximately $118 million. Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 1997, the Registrant had 11,249,343 shares of Common Stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1997 are incorporated by reference into Part III.

                                PMC CAPITAL, INC
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

            --------------------------------------------------------


                               TABLE OF CONTENTS


                                                                          Form
                                                                          10-K
                                                                          Report
 Item                                                                     Page
 ----                                                                     ----
                                     PART I

   1.    Business.....................................................    1
   2.    Properties...................................................    8
   3.    Legal Proceedings............................................    8
   4.    Submission of Matters to a Vote of Security Holders..........    8

                                    PART II

   5.    Market for the Registrant's  Common Stock and Related
              Shareholder Matters.....................................    9
   6.    Selected Consolidated Financial Data.........................   10
   7.    Management's Discussion and Analysis of Financial Condition
              and Results of Operations...............................   11
   8.    Consolidated Financial Statements and Supplementary Data.....   18
   9.    Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure................................   18

                                    PART III

  10.    Directors and Executive Officers of the Registrant...........   19
  11.    Executive Compensation.......................................   19
  12.    Security Ownership of Certain Beneficial Owners and
              Management..............................................   19
  13.    Certain Relationships and Related Transactions...............   19

                                    PART IV

  14.    Exhibits, Financial Statements, Schedules and Reports
              on Form 8-K.............................................   20
  Signatures..........................................................   21
  Financial Statements................................................  F-1
  Exhibits............................................................  E-1

                                     PART I

ITEM 1.       BUSINESS

GENERAL

         PMC Capital, Inc. ("PMC Capital" or "PMC" and, together with its subsidiaries, the "Company") is a diversified closed-end management investment company that operates as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The common stock of the Company (the "Common Stock") is traded on the American Stock Exchange under the symbol "PMC." The Company engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMIC") and Western Financial Capital Corporation ("Western Financial"). First Western, PMIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. In addition, PMC Capital is either directly or indirectly the sole shareholder or partner of PMC Advisers, LTD ("PMC Advisers"), PMC Funding Corp. ("PMC Funding"), PMC Capital Corp. 1996-A ("PMC Capital Corp."), PMC Trust 1996-A, and PMC Capital Limited Partnership (the "Partnership"). PMC Advisers is an investment advisor who evaluates and services loans pursuant to a fee arrangement. PMC Capital has elected to be taxed as a regulated investment company and distributes substantially all its taxable income as dividends to its shareholders, thereby incurring no Federal income tax liability on such income.

         The Company primarily originates loans to individuals and small business concerns in the lodging industry. The Company also targets the medical, food service, service, retail and commercial real estate industries. The Company primarily lends to businesses in the Southwest and Southeast regions of the United States. A majority of the Company's loans in the lodging industry are to owner-operated facilities generally operating under national franchises. The Company believes that franchise operations offer attractive lending opportunities because such businesses employ proven business concepts, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success as compared to other independently operated businesses. In addition, management believes that the franchise lodging industry and the other industry segments upon which it focuses are underserved by traditional lending sources.

         PMC Capital, incorporated in Florida under the name of Pro-Med Capital, Inc. in June 1983, became the successor by merger to Western Capital Corporation (founded in 1979) in December 1983 and changed its name to "PMC Capital, Inc." in March 1991. The principal executive offices of the Company are located at 17290 Preston Road, Third Floor, Dallas, Texas 75252.

         Earnings per share on a quarterly basis since 1988 were as follows:

                                                 Per Share Earnings
                       ----------------------------------------------------------------------
                        1996    1995    1994     1993    1992    1991    1990    1989    1988
                       -----   -----   -----    -----   -----   -----   -----   -----   -----
First Quarter ......   $0.27   $0.23   $0.19    $0.18   $0.18   $0.15   $0.13   $0.09   $0.09
Second Quarter .....    0.30    0.25    0.23     0.23    0.23    0.15    0.12    0.11    0.09
Third Quarter ......    0.30    0.27    0.26     0.25    0.19    0.18    0.13    0.10    0.10
Fourth Quarter .....    0.31    0.28    0.44*    0.21    0.19    0.16    0.14    0.11    0.09
                       -----   -----   -----    -----   -----   -----   -----   -----   -----
                       $1.18   $1.03   $1.12    $0.87   $0.79   $0.64   $0.52   $0.41   $0.37
                       =====   =====   =====    =====   =====   =====   =====   =====   =====

* Includes $0.24 from a structured sale of a portion of the loan portfolio.

LENDING PROGRAMS

         FIRST WESTERN

         First Western is a small business lending company ("SBLC") that originates variable-rate loans which are partially guaranteed by the Small Business Administration ("SBA") pursuant to its Section 7(a) Program (the "7(a) Program"). While the eligibility requirements of the 7(a) Program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot exceed $5.0 million (other than with respect to certain industries where eligibility is determined based on a number of employees), (ii) liquid assets or real estate equity of the borrower (and certain affiliates) cannot exceed certain limits and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $750,000.

         The interest rate environment and legislative changes have affected the secondary market for the 7(a) Program guaranteed portion of loans originated by First Western. 7(a) Program lenders are required to pay a fee of between 40 basis points and 50 basis points ("SBA Servicing Fees") per annum on the outstanding principal balance of any loans sold in the secondary market depending upon when the loan was sold. At present, a 50 basis point fee is in effect for loans originated after October, 1995. The value of the guaranteed portion of loans decreased as a result of this fee. Additionally, as interest rates fluctuated during 1994, the secondary market demand for the guaranteed portion of the 7(a) Program loans decreased and the premiums declined. The secondary market demand increased in late 1994, continued the increase during 1995 and stabilized during 1996, partially offsetting the negative effect of the SBA Servicing Fees established in 1993.

         Effective October 1995, the fees charged to the borrower by the SBA for the SBA's guaranty of a loan to the lender increased, are now based on the size of the originated loan, and range from 2% to 3.875% of the guaranteed portion of the loan. The fees had been 2% of the guaranteed portion of the loan. First Western had a decrease in loan origination volume during 1996 partially as a result of these increased fees and an increase in competition. Due to the decrease in loan origination volume, the premiums recognized from the sale of the government guaranteed portion of SBA 7(a) loans sold in the secondary market decreased from $2.8 million in 1995 to $1.9 million during 1996.

         Effective March 1, 1996, certain eligibility requirements of the 7(a) Program were amended. As a result of these amendments and the other factors described above, First Western has experienced a reduction in loan origination opportunities within the 7(a) Program. The following are the modifications to the program:

Eligibility requirement modifications. When the total amount of the proposed financing:

         (a) Is $250,000 or less, each 20 percent owner of the applicant must contribute to the business personal liquid assets per the SBA rules and regulations ("Personal Liquid Assets") in excess of two times the total financing or $100,000, whichever is greater;

         (b) Is between $250,001 and $500,000, each 20 percent owner of the applicant must contribute Personal Liquid Assets to the business in excess of one and one-half times the total financing or $500,000, whichever is greater; and

         (c) Exceeds $500,000, each 20 percent owner of the applicant must contribute to the business Personal Liquid Assets in excess of one times the total financing or $750,000, whichever is greater.

         Continued program and market changes may have an adverse effect on future periods of operations. The future profitability of the Company's 7(a) Program lending activities will be impacted by a number of factors including:
(i) the more efficient capital structure achieved by First Western's 1994 securitization and future potential securitizations, (ii) volume of lending,
(iii) length of loans, (iv) structure of sales to the secondary market, (v) interest rates charged and related terms, (vi) quality of portfolio, (vii) prepayment experience and (viii) legislative and/or regulatory changes.

         Any other aspect of SBA programs under which the Company participates could be modified by legislation or agency policy changes. PMC Capital continues to evaluate alternative lending strategies and would pursue such strategies should the SBA programs under which any of its subsidiaries operates were to be eliminated or significantly curtailed.

         At December 31, 1996 and 1995, First Western had outstanding loans receivable, net, in an aggregate amount of $26.3 million and $20.8 million, respectively. During the years ended December 31, 1996 and 1995, First Western originated $29.2 million and $40.6 million, respectively, in loans and sold $20.0 million and $30.3 million, respectively, of the guaranteed portion of its loans into the secondary market (without recourse to the Company). At December 31, 1996 and 1995, First Western had loans receivable with aggregate balances of approximately $412,000 and $659,000 (1.6% and 3.2%, respectively, of First Western's outstanding loans receivable, net) greater than 60 days past due. Realized and unrealized losses on First Western's investments were $56,000 and $238,000 during the years ended December 31, 1996 and 1995, respectively.

         PMIC

         PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term, fixed-rate collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. As an SBIC, PMIC is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of Debentures which are guaranteed by the SBA. For any Debentures issued by PMIC prior to 1996, the interest rate has been reduced through an SBA subsidy by 3% during the first five years. As an SSBIC, prior to 1996 PMIC was eligible to issue preferred stock to the SBA with either a 3% or 4% per annum cumulative dividend rate. Issuance of Debentures is subject to SBA approval and availability. See "Overview of SBA Regulations."

         At December 31, 1996 and 1995, PMIC had loans receivable, net, in an aggregate amount of $ 28.6 million and $36.7 million, respectively. During the years ended December 31, 1996 and 1995, PMIC originated $19.3 million and $21.2 million, respectively, in loans and during the year ended December 31, 1996 transferred $24.8 million in loans to PMC Capital in conjunction with a structured financing (the "Structured Financing"). At December 31, 1996 and 1995, PMIC had loans receivable with aggregate balances of approximately $160,000 and $707,000 (0.8% and 2.0%, respectively, of PMIC's loans receivable, net) greater than 60 days past due. Realized and unrealized losses on PMIC's investments were $27,000 during each of the years ended December 31, 1996 and 1995.

         WESTERN FINANCIAL

         Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides fixed-rate loans to small business concerns and persons whether or not they qualify as "disadvantaged." As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of Debentures. Issuance of Debentures is subject to SBA approval and availability. See "Overview of SBA Regulations."

         At December 31, 1996 and 1995, Western Financial had loans receivable, net, in an aggregate amount of $14.4 million and $25.1 million, respectively. During the years ended December 31, 1996 and 1995, Western Financial originated $7.5 million and $8.0 million, respectively, in loans and during the year ended December 31, 1996 transferred $10.0 million in loans to PMC Capital in conjunction with the Structured Financing. At December 31, 1996 and 1995, Western Financial had loans receivable with aggregate principal balances of approximately $215,000 and $436,000 (1.5% and 1.7%, respectively, of Western Financial's loans receivable, net) greater than 60 days past due. Realized and unrealized losses on Western Financial's investments were $64,000 and $94,000, respectively, during the years ended December 31, 1996 and 1995.

         PMC CAPITAL

         PMC Capital has originated loans to borrowers on a non-SBA supported basis using criteria similar to that utilized by its three principal investment company subsidiaries whose loans are funded under the SBA programs. These loans are: (i) to borrowers who exceed the eligibility requirements of the 7(a) Program or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization tables, with the balance due at maturity (typically four to 20 years), (iii) primarily collateralized by real estate and (iv) generally guaranteed by the principals of the borrowers. The funding for this lending program is limited to the extent of leverage available to PMC Capital. However, PMC Capital expects that most non-SBA supported loans will be funded by PMC Commercial Trust ("PMC Commercial") in the future and that such loans will be made by the Company only to the extent that PMC Commercial does not have available funds. PMC Commercial is a Texas real estate investment trust and an affiliate of PMC Capital.

          At December 31, 1996 and 1995, PMC Capital had loans receivable, net, in an aggregate amount of $24.1 million and $27.9 million, respectively. During the years ended December 31, 1996 and 1995, PMC Capital originated $14.2 million and $7.7 million in loans, respectively and during the year ended December 31, 1996 contributed $45.6 million in loans to the Partnership (including the $34.8 million in loans transferred from PMIC and Western Financial to PMC Capital in conjunction with the Structured Financing). At December 31, 1996 and 1995, PMC Capital had no loans receivable greater than 60 days past due. PMC Capital had no realized or unrealized losses during the years ended December 31, 1996 and 1995.

NON INVESTMENT COMPANY SUBSIDIARIES

         The accompanying consolidated financial statements include the accounts of PMC and its wholly owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding, PMC Capital Corp., PMC Trust 1996-A and the Partnership are accounted for by the equity method of accounting in conformity with the requirements of the Federal securities laws.

         PMC ADVISERS

         PMC Advisers, organized in July 1993, is a registered investment advisor under the Investment Advisers Act of 1940 which acts as the investment advisor for PMC Commercial. PMC Advisers provides investment advisory services to PMC Commercial pursuant to an investment management agreement (the "Investment Management Agreement") entered into between PMC Capital, PMC Advisers and PMC Commercial. As the investment advisor for PMC Commercial, PMC Advisers has earned $1,562,000, $1,189,000 and $429,000 in advisory fees during the years ended December 31, 1996, 1995 and 1994, respectively.

         PMC CAPITAL CORP., PMC TRUST 1996-A AND THE PARTNERSHIP

         The Partnership was formed as a special purpose affiliate of the Company. On November 13, 1996, the Partnership, a Delaware limited partnership, completed the Structured Financing through a private placement (the "Private Placement") of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the "Notes"). The Notes, issued at par, which have a stated maturity in 2011 and bear interest at the rate of 6.725% per annum, were originally collateralized by approximately $45.7 million of loans (the "Initial Loan Contribution") contributed by PMC Capital to the Partnership. The net book value of the Initial Loan Contribution after deferred commitment fees, discounts and accrued interest receivable on the date of transfer was approximately $45.5 million. In connection with the Private Placement, the Notes were given a rating of "Aa2" by Moody's Investors Service. The Partnership has the exclusive obligation for repayment of the Notes, and the holders of the Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the underlying loans receivable. The net proceeds from the issuance of the Notes (approximately $37.5 million before giving effect to payment of issuance costs of approximately $396,000 and after giving effect to the funding of a $2.04 million reserve fund held by the trustee as collateral) were distributed to PMC Capital. PMC Capital Corp. was formed in November 1996 to act as the independent trustee of PMC Trust 1996-A which is the general partner of the Partnership and owns a 1% general partnership interest in the Partnership. PMC Capital owns a 99% limited partnership interest in the Partnership. PMC is the servicer for all loans held by the Partnership.

         PMC FUNDING

         PMC Funding is a Florida corporation that holds assets on behalf of the Company. PMC Capital is the sole shareholder of PMC Funding. Operations from PMC Funding consist of income generated from the operation of properties held and charter revenue derived from use by third parties of PMC Funding's airplane.

ELECTION TO BE A BUSINESS DEVELOPMENT COMPANY

         In 1980, the 1940 Act was amended to permit closed-end investment companies which make certain types of investments ("Qualifying Assets") to elect to become business development companies ("BDCs") rather than registered investment companies. Under this amendment (the "1980 Amendment"), BDCs must register their shares under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and become subject to the Exchange Act's periodic reporting requirements rather than the 1940 Act's reporting requirements. During 1994, PMC Capital elected to operate as a BDC. Companies having securities registered under the Exchange Act, such as PMC Capital, must file quarterly rather than semi-annual financial reports. The 1980 Amendment provides BDCs with greater operating flexibility relating to capital structure, portfolio diversification, transactions with downstream affiliates, executive stock options and the frequency of which they may make distributions from capital gains, that may be greater than that available to registered investment companies.

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

         5. The Company may issue senior securities in the form of Debentures, reverse repurchase agreements and preferred stock and may borrow monies from banks and other lenders, all on an unsecured basis. The 1940 Act limits the Company to the issuance of one class of senior debt securities and one class of senior equity securities (as such terms are defined in the 1940 Act).

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

         9. PMIC will perform the functions and conduct the activities contemplated under the SBIA, and will provide assistance solely to small business concerns which will contribute to a well-balanced national economy by facilitating ownership of such concerns by persons whose participation in the free enterprise system is hampered because of social or economic disadvantages. These fundamental policies of PMIC may not be changed without the prior written consent of the SBA.

         As stated above, the Company has a fundamental policy regarding investment in the lodging industry. At December 31, 1996 and 1995, loans to businesses in the lodging industry comprised 44% and 55% of its total assets, respectively.

         There can be no assurance that the Company will continue to experience the positive results it has historically achieved from lending to the lodging industry or that market conditions will enable the Company to maintain or increase its level of loan concentration in this industry. Any economic factors that negatively impact this industry could have a material adverse effect on the business of the Company. Additionally, at December 31, 1996, loans to businesses located in Texas, Florida and Georgia comprised approximately 38%, 13% and 11% of the Company's outstanding loan portfolio, respectively. A decline in economic conditions in any of these states may adversely affect the Company.

COMPETITION

         PMC Capital's primary competition comes from banks, financial institutions, franchise loan programs and other companies operating under SBA sponsored programs. Some of these competitors have greater financial and larger managerial resources than the Company. Competition has increased as the financial strength of the banking and thrift industries improved. PMC Capital believes that it competes effectively with such entities on the basis of the interest rates, maturities and payment schedules, the quality of its service, its reputation as a lender, the timely credit analysis and decision making processes, and the renewal options available to borrowers. In addition, to the extent that the investment opportunities reviewed by PMC Advisers conform to the investment criteria of PMC Commercial, and PMC Commercial has funds available to make these investments, such investments will be made by PMC Commercial.

         During December 1995, in addition to being a "Certified SBA lender" in Miami, Florida and "Preferred SBA lender" in Dallas, Texas, First Western was granted the designation of a "preferred lender" in over 50 additional districts of the SBA. Under the 7(a) Program, in order to have an SBA guarantee, the lender must have some level of SBA approval. Within the 7(a) Program, the different status levels for SBA approvals are (i) guaranteed lender, (ii) certified lender and (iii) preferred lender. Approval of loans under the guaranteed lender program requires the greatest amount of review time by the SBA while loans under the preferred lender program require the least. The granting of preferred lender status to First Western assists the Company in competing for loan origination opportunities due to the reduction in approval time.

LEVERAGE

         The Company has borrowed funds and issued shares of preferred stock, and intends to borrow additional funds through advances on its revolving credit facility and through the issuance of notes payable or SBA Debentures, if available, see "Overview of SBA Regulations." As a result, the Company is leveraged. The SBA and private lenders have fixed dollar claims on the Company's assets superior to the claims of the holders of Common Stock. Any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend payable on the funds obtained from either borrowings or the issuance of preferred stock would cause its net income and earnings per share to increase more than it would without the leverage, while any decrease in the interest rate earned by the Company on investments would cause net income and earnings per share to decline by a greater amount than it would without the leverage. Leverage is thus generally considered a speculative investment technique. In order for the Company to repay indebtedness or meet its obligations in respect of any outstanding preferred stock on a timely basis, the Company may be required to dispose of assets at a time which it would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets may adversely impact the Company's results of operations.

INTEREST RATE AND PREPAYMENT RISK

         Net income of the Company is effected by the spread between the rate at which it borrows funds and the rate at which it loans these funds. The portfolio of PMC Capital, Western Financial and PMIC have typically been long-term and at fixed rates and the borrowed funds of these companies are typically long-term and at fixed rates. First Western originates variable rate loans and has utilized equity capital of PMC Capital and a structured sale in 1994 to obtain funds necessary to originate loans. If the yield on loans originated by the Company with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, the Company's cash flow will be reduced. During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield and the market price of the Common Stock. Most of the fixed rate loans that the Company originates have prepayment penalties. If interest rates decline, the Company may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be reloaned or invested at lower rates, which may have an adverse effect on the Company's ability to maintain distributions at existing levels.

EMPLOYEES

         At December 31, 1996, the Company had 56 employees. Management of the Company believes its relationship with its employees is good.


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

         As part of the omnibus funding bill signed into legislation by Congress in October 1996, the SBIC program was authorized to issue a minimum of $256 million in SBA Debentures in the SBA's fiscal year ending September 30, 1997. This is significantly above amounts available in 1996; however, there are increased costs for new SBA Debentures. A flat 3% "draw-down" fee will replace the 2% commitment fee and there will be an increase of 100 basis points in the interest rates to be charged. The interest rates previously charged on SBA Debentures were approximately 70 basis points over the 10 year Treasury Note. As adjusted, the new rates would be approximately 170 basis points over the 10 year Treasury Note. As part of this legislation, the availability of 3% subsidized Debentures and the right of the SBA to purchase preferred stock of an SSBIC was repealed. This will have no effect on previously issued Debentures or preferred stock of SSBICs including PMIC.

          Appropriations for the 7(a) Program under the omnibus funding bill for the fiscal year ending September 30, 1997 were approved. The 7(a) Program will receive an aggregate of $158 million in direct appropriation with an additional $40.5 million carry over of unused funds from 1996. See "Management's
Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."


ITEM 2.   PROPERTIES

          The Company's headquarters are located at 17290 Preston Road, Dallas, Texas 75252 where its facilities comprise approximately 12,400 square feet of space pursuant to leases with a corporation, a majority of whose shareholders are officers and/or directors of the Company. In addition, at December 31, 1996, the Company also leased office space in Hollywood, Florida and Atlanta, Georgia. The aggregate annual lease payments for the year ended December 31, 1996 were approximately $213,000.


ITEM 3.   LEGAL PROCEEDINGS

          The Company is involved from time to time in routine litigation incidental to its business. The Company does not believe that the current proceedings will have a material adverse effect on the results of operations or financial condition of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1996.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS

          The Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "PMC." The following table sets forth for the periods indicated the high and low sales prices as reported on the AMEX and the dividends per share declared by the Company for each such period.


                                                                      Regular         Special
                                                                     Dividends       Dividends
                                                                        Per             Per
Quarter Ended                                   High         Low       Share           Share
-------------                                   ----         ---    ----------       ---------
March 31, 1994...............................  $16.25       $14.00       $0.225          --
June 30, 1994................................  $17.38       $14.50       $0.230          --
September 30, 1994...........................  $17.13       $14.13       $0.235          --
December 31, 1994............................  $14.88       $11.88       $0.240        $0.125

March 31, 1995...............................  $13.50       $11.13       $0.245          --
June 30, 1995................................  $12.13       $10.75       $0.250          --
September 30, 1995...........................  $12.00       $10.88       $0.255          --
December 31, 1995............................  $13.25       $11.38       $0.260        $0.065

March 31, 1996...............................  $13.63       $11.88       $0.270          --
June 30, 1996................................  $13.38       $12.38       $0.280          --
September 30, 1996...........................  $14.25       $11.75       $0.295          --
December 31, 1996............................  $14.75       $12.88       $0.300        $0.020


         On February 28, 1997, there were approximately 1,700 shareholders of record of Common Stock and the last reported sales price of the Common Stock was $14.25 per share.

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

                                                             Years Ended December 31,
                                          -----------------------------------------------------------------
                                             1996           1995        1994           1993         1992
                                             ----           ----        ----           ----         ----
                                                      (in thousands, except per share information)
Operating:
    Operating income ..................   $  23,821     $  21,262     $  16,450     $  15,670     $ 11,780
    Operating expenses ................   $ (10,454)    $  (9,541)    $  (7,578)    $  (5,933)    $ (4,705)
    Realized and unrealized gain (loss)
      on investments ..................   $    (147)    $    (359)    $   3,151     $    (404)    $   (263)
    Net operating income and realized
      and unrealized gain (loss) on
       investments ....................   $  13,220     $  11,362     $  12,023     $   9,333     $  6,812
    Dividends declared, common ........   $  12,853     $  11,600     $  11,244     $   9,367     $  6,349
    Earnings per common share .........   $    1.18     $    1.03     $    1.12     $    0.87     $   0.79
    Dividends per common share ........   $    1.16     $    1.08     $    1.06     $    0.89     $   0.69
    Weighted average common
      shares outstanding ..............      11,002        10,768        10,650        10,579        8,557
    Loans funded ......................   $  70,154     $  77,567     $  75,349     $  74,091     $ 55,975
At end of period:
    Loans receivable, net .............   $  93,354     $ 110,499     $  75,264     $  71,528     $ 54,059
    Total assets ......................   $ 164,964     $ 159,002     $ 125,416     $ 112,515     $ 85,933
    SBA debentures payable ............   $  44,570     $  43,540     $  26,280     $  20,280     $ 22,280
    Notes payable .....................   $  35,000     $  35,001     $  25,001     $  25,001     $      1
    Preferred stock of consolidated
       subsidiary .....................   $   7,000     $   7,000     $   5,000     $   3,000     $  3,000
    Common shareholders' equity .......   $  62,903     $  59,088     $  57,371     $  55,524     $ 54,839
    Number of common shares
      outstanding .....................      11,162        10,871        10,684        10,603       10,542

Ratios:
    Return on average assets ..........         8.3%          8.0%         10.3%          9.4%         9.6%
    Return on average common
      shareholders' equity ............        21.3%         19.2%         21.2%         16.8%        17.1%

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL
The Company's operations include originating and servicing commercial loans for its own account as well as operating as an investment advisor who evaluates and services loans under a fee arrangement for PMC Commercial. In addition, the Company sells the guaranteed portion its loans originated under the 7(a) Program and in November 1996 securitized a portion of its fixed-rate portfolio as part of the Structured Financing as an additional source of working capital. Historically, the Company has retained servicing and residual interests in all loans sold.

         The Company's revenue sources include the following:

         o Interest earned on loans originated and retained including the effect of commitment fees collected at the inception of the loan (generally 3% on fixed rate loans).
         o    Advisory fee income from the management of PMC Commercial.
         o    Equity in the income of non-investment company subsidiaries.
         o Premiums recognized from the sale of the government guaranteed portion of 7(a) Program loans sold into the secondary market.
         o    Interest earned on temporary (short-term) investments.
         o Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.

         In order to generate revenues, PMC originates commercial loans. The following table sets forth information concerning the aggregate gross loans funded for the Company and the respective changes from previous years:

                                                   YEARS ENDED DECEMBER 31,
                          ------------------------------------------------------------------------
                                 1996                          1995                   1994
                          --------------------      ---------------------   ----------------------
                                                          (In millions)
                                      Increase                  Increase                 Increase
Company                    Funded    (Decrease)      Funded     (Decrease)    Funded    (Decrease)
-------                   -------    ----------     --------    ----------   --------   ----------
PMIC ...............      $  19.3      (9%)         $  21.2        108%      $  10.2       209%
Western
  Financial ........          7.5      (6%)             8.0         11%          7.2       500%
First Western ......         29.2     (28%)            40.6         (2%)        41.6       (22%)
PMC Capital ........         14.2      84%              7.7        (53%)        16.4         1%
                          -------                   -------                  -------
Total ..............      $  70.2      (9%)         $  77.5          3%      $  75.4         2%
                          =======                   =======                  =======

         In 1993, the Company organized a registered investment advisor which pursuant to the terms of an investment management agreement acts as the investment advisor for PMC Commercial. The Company's subsidiary, PMC Advisers, has been the investment advisor for PMC Commercial since the completion of PMC Commercial's public offering in December 1993 (see footnote 14 to the accompanying consolidated financial statements). During 1996 PMC Advisers earned management fees of $1.6 million from PMC Commercial.

         The Company also earns income through its equity ownership in its non-investment company subsidiaries, primarily the Partnership. In November 1996 the Partnership completed the Private Placement of approximately $40.7 million of Notes which were issued at par and have an interest rate of 6.725%. The Notes were originally collateralized by approximately $45.7 million of loans contributed to the Partnership by PMC Capital. The net proceeds of the issuance of the Notes, approximately $37.5 million were distributed to PMC Capital and are being utilized to originate additional loans. The differential between the interest received on the collateralized loans (originally $45.7 million at an average yield of 11.5%) and the interest paid on the Notes (originally $40.7 million at 6.725%), less any loan losses and amortization of transaction fees, will contribute to the profit of PMC Capital.

         Due to the reduction of loan origination opportunities experienced by First Western over the past several years, the Company has actively sought to increase other sources of revenues and thereby reduce its reliance on the income generated by First Western. During this period the Company's other lending activities have increased and the Company has established other revenue sources such as the investment advisory income.

         The Company has initiated a new marketing program and positioned itself to add an additional lending program. Late in the fourth quarter of 1996 the Company began marketing a variable rate lending program (the "Prime Lending Program") which is separate from the 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program is designed to refinance existing real estate secured commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. It is anticipated that many of the loans refinanced under this program will originally have been 7(a) Program loans and that some of these loan originations may refinance loans currently in First Western's portfolio. These loans will have variable interest rates based on the Prime Rate (as defined below).

         Additionally, the Company has been approved as a licensee under the Rural Economic Development Business and Industry Loan Program sponsored by the U.S. Department of Agriculture (the "B & I Loan Program"). Under the B & I Loan Program, loans are to be originated in rural areas (generally city areas with a population of less than 50,000) and are partially guaranteed by the U.S. Government. The U.S. Government guarantees repayment of up to 80% of the principal amount of loans originated under the B & I Loan Program.

         Substantially all of the First Western loans are variable rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period ("Prime Rate"). The spread over the Prime Rate charged by First Western ranges from 1.0% to 2.75%

         Prime rates utilized by First Western were as follows:

                                         1996      1995      1994
                                         ----      ----      ----
                  First Quarter          8.50%     8.50%     6.00%
                  Second Quarter         8.25%     9.00%     6.25%
                  Third Quarter          8.25%     9.00%     7.25%
                  Fourth Quarter         8.25%     8.75%     7.75%

         Due to the decline in interest rates since 1995 and the increased availability of either fixed rate loans or variable rate loans with interest rates less than that on the outstanding portfolio of First Western, prepayments have increased.

         The Company experienced a 9% decrease in loans originated from $77.6 million during the year ended December 31, 1995 to $70.2 million during the year ended December 31, 1996. This origination reduction is due in significant part to increased competition. In management's opinion, there has been an increasing amount of competitor lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company will continue to adhere to its historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by the Company. The Company has instituted the Prime Lending Program to attract those established seasoned small business lending opportunities which merit lower interest rates. The yield on these loans (assuming no change in the Prime Rate) will be lower than the Company has historically experienced.

         As a result of its working capital requirements for loan originations as well as holding borrowers advances and cash reserves for its completed securitizations or structured financings, the Company has temporary short-term investments. In order to minimize its short-term investment positions, the Company may enter into a bank warehouse facility and anticipates greater utilization of its revolving credit facility.

         The Company receives other investment income from various sources including late fees, prepayment fees, construction monitoring and site visit fees. The net amount of other investment income earned during 1996 was $608,000. The amount earned will vary based on volume funded, the mix of loans (construction versus non-construction), the rate on loans originated (whether fixed or floating) as well as the general level of interest rates.

         Expenses primarily consist of interest expense and company overhead. Expenses were 44% of total income during the year ended December 31, 1996 compared to 45% during the year ended December 31, 1995.

         Interest expense was $5.7 million during 1996. Interest expense is primarily derived from (i) $35 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 4.8 years as of December 31, 1996, and (ii) $44,570,000 of Debentures due to the SBA as a result of borrowings made by the Company's SBIC subsidiaries, with a weighted average interest rate of 6.9% and weighted average remaining maturity of 5.7 years as of December 31, 1996. At December 31, 1996, the Company had no borrowings outstanding pursuant to its revolving credit facility, and had availability of $15 million. Any borrowings thereunder would bear interest at a rate based on either the prime rate or Libor.

         Company overhead was $4.7 million in 1996 and is comprised of salaries and related benefits, general and administrative expense, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The Company's operations are centralized from its headquarters in Dallas, Texas. The Company presently has other marketing offices located in Hollywood, Florida, Atlanta, Georgia and Phoenix, Arizona. The largest overhead expense is the salaries and related benefits which consist of salaries for the Company's officers and employees who provide for all of the Company's management and portfolio functions including marketing, closing, servicing, accounting and portfolio analysis. Salaries and related benefits were 13% of total income during each of the years ended December 31, 1996 and 1995. It is anticipated that overhead will continue to increase as the Company's portfolio under management increases.

         General and administrative expenditures consist primarily of the Texas franchise and other taxes, advertising and promotional expense, telephone services, corporate printing costs and general office expenses. General and administrative expenses were 4% of total income during the year ended December 31, 1996 compared to 5% during the year ended December 31, 1995. These costs are anticipated to increase in proportion to the growth of the Company's portfolio under management. The largest component of expense, the Texas franchise tax, is currently being reviewed by the Texas legislature with significant modifications being considered. During the year ended December 31, 1996, the Company expensed $197,000 relating to the Texas franchise tax.

         Profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense (collectively the "Other Administrative Costs") aggregated $723,000 for the year ended December 31, 1996. The Other Administrative Costs were 3% of total income for each of the years ended December 31, 1996 and 1995. These costs are anticipated to increase in proportion to the increase in salaries and general administrative expense as a result of the anticipated growth of the Company's portfolio under management.

         In 1994, PMIC filed a registration statement with the Securities and Exchange Commission to register shares of its common stock. The Company incurred approximately $136,000 in costs in connection with the filing of this registration statement. PMIC, a licensed specialized small business investment company, uses long-term funds provided by the SBA through the issuance of Debentures (which are guaranteed by the SBA and on which the interest rate is reduced through an SBA subsidy by 3% during the first five years). Based on the lack of availability of SBA subsidized Debentures or preferred stock , the registration was suspended. Accordingly, during the year ended December 31, 1995, the Company has expensed the costs of registration.

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

         During the first quarter of 1995, the Company completed a reassessment of the method used to amortize the Excess Servicing Asset. Historically, the Company had amortized the Excess Servicing Asset based upon the estimated life for each loan at the time of sale, expectation of prepayments and other considerations. When a loan was paid in full, the remaining unamortized Excess Servicing Asset, if any, was charged against income. Considering the above factors and the Company's historical portfolio performance, the Company extended to the expected remaining life of the related loans, on a pooled basis, the period over which the remaining Excess Servicing Asset would be amortized for loans originated and sold prior to January 1, 1995. The Excess Servicing Asset is amortized on an accelerated method over the estimated remaining lives of the related assets. There can be no assurance of the accuracy of management's prepayment estimates. If prepayments occur at a faster rate than expected, the amortization of the Excess Servicing Asset will be accelerated as a charge to earnings. If actual prepayments occur at a slower rate than estimated, cash flows from the Excess Servicing Spread would exceed previously expected amounts and total income in future periods would be enhanced. Management will evaluate on an ongoing basis the future benefit anticipated from the Excess Servicing Asset. If it is determined that the future benefit is impaired, the Company will reflect the impairment as a charge to earnings during the period evaluated. To the extent future Excess Servicing Spread exceeds the estimated amortization of the Excess Servicing Asset pertaining to these loans, additional revenues will be recognized.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO THE YEAR ENDED DECEMBER 31, 1995

         Interest income increased by $2,241,000 (14%) from $16,330,000 for the year ended December 31, 1995, to $18,571,000 for the year ended December 31, 1996. This increase was primarily attributable to the growth in the Company's portfolio. The average loan portfolio outstanding during the year ended December 31, 1996 was $124.9 million, a 33% increase from $94.1 million in the comparable period of 1995. Accordingly, interest income on loans increased by $3,076,000 (21%) from $14,428,000 during the year ended December 31, 1995, to
$17,504,000 during the year ended December 31, 1996. Average temporary investments outstanding during the year ended December 31, 1996 were $21.3 million, a 34% decrease from $32.4 million for the year ended December 31, 1995. Accordingly, interest income on temporary investments decreased by $835,000 (44%) from $1,902,000 during the year ended December 31, 1995 to $1,067,000 during the year ended December 31, 1996.

         Premium income decreased by $905,000 (32%) from $2,847,000 for the year ended December 31, 1995, to $1,942,000 for the year ended December 31, 1996. This decrease was primarily attributable to a 33% decrease in the guaranteed portion of loans held for sale or sold (under the 7(a) Program) during the year ended December 31, 1996 ($20.0 million) as compared to the year ended December 31, 1995 ($29.9 million).

         Other investment income, net, increased by $240,000 (65%) from $368,000 for the year ended December 31, 1995, to $608,000 for the year ended December 31, 1996. This increase was primarily attributable to an increase of $200,000 in fees received on loans which prepaid during the year ended December 31, 1996 as compared to the year ended December 31, 1995. The Company experienced a greater number of loan prepayments in 1996 as compared to 1995 because of the general decline in interest rates and the increased competition for financing in the lodging industry.

         Equity in income (loss) of non-consolidated subsidiaries increased by $447,000, from a loss of $78,000 during the year ended December 31, 1995 to income of $369,000 during the year ended December 31, 1996. The increase is primarily due to the formation of the Partnership in November 1996 which had net profits of $328,000. The Partnership profits include all yield generated from the loans contributed by PMC Capital less the cost of the Notes issued by the Partnership. The net income from the Partnership included $80,000 in fees received on prepaid loans. In addition, PMC Funding realized an increase in revenues from charter services of its airplane which resulted in a change in profits from a loss of $78,000 during the year ended December 31, 1995 to a profit of $41,000 during the year ended December 31, 1996.

         Other income, net, increased by $536,000 (30%) from $1,795,000 during the year ended December 31, 1995, to $2,331,000 during the year ended December 31, 1996. This increase was primarily a result of investment management fees generated by PMC Advisers which increased by approximately $400,000 (33%) from $1.2 million during the year ended December 31, 1995 to $1.6 million during the year ended December 31, 1996.

         Operating expenses, excluding interest, increased by $255,000 (6%) from $4,492,000 during the year ended December 31, 1995, to $4,747,000 during the year ended December 31, 1996. This increase was a result of an increase in salaries and related benefits of $402,000 (15%) from $2,778,000 during the year ended December 31, 1995, to $3,180,000 during the year ended December 31, 1996. The increase in salaries and related benefits was a result of increased number of employees (due to the increase in portfolio under management and the complexity of the financing transactions undertaken by the Company), and a general increase in the level of salaries for employees during 1996. This increase was offset partially by a $210,000 decrease in administrative and general costs. During the third quarter of 1995, the Company expensed approximately $106,000 of costs pertaining to its decision not to pursue an offering of common stock of PMIC. Also, the Company had reductions in advertising, telephone and travel expenses when comparing the year ended December 31, 1996 to the year ended December 31, 1995. Advertising reductions were due to fewer newspaper ad placements, telephone reductions were due to a change in long distance carriers and travel reductions were due to increased use of PMC Funding's airplane.

         Interest expense increased by $659,000 (13%) from $5,049,000 during the year ended December 31, 1995, to $5,708,000 during the year ended December 31, 1996. The increase was primarily attributable to: (i) the interest expense on approximately $17.3 million of SBA Debentures which were issued or assumed during the year ended December 31,

1995 by PMIC and Western Financial, (ii) the assumption of $1,030,000 of SBA Debentures in June 1996, (iii) the scheduled increase in the interest rate on $2.0 million of PMIC's SBA Debentures during June 1995 and (iv) the issuance of $10.0 million of unsecured notes by PMC Capital in April 1995.

         Realized and unrealized gain (loss) on investments changed from a loss of $359,000 during the year ended December 31, 1995 to a loss of $147,000 during the year ended December 31, 1996. The decrease in the aggregate losses on a dollar amount and a percentage basis was due to continued steady performance of the lodging portion of the portfolio. In addition, to the extent loans were deemed non-performing or were liquidated or foreclosed upon, the percentage recovery has generally been substantial due to the high concentration of real estate collateral on such loans. Realized and unrealized gain (loss) on investments as a percentage of average loans receivable for the year ended December 31, 1996 and 1995 were 0.12% and 0.38%, respectively.

YEAR ENDED DECEMBER 31, 1995 COMPARED TO THE YEAR ENDED DECEMBER 31, 1994

         Interest income increased by $4,378,000 (37%) from $11,952,000 for the year ended December 31, 1994, to $16,330,000 for the year ended December 31, 1995. This increase was primarily attributable to: (i) the growth in the Company's portfolio from $75.3 million at December 31, 1994 to $110.5 million at December 31, 1995, (ii) the increased yield on First Western's loan portfolio as a result of an increase in the Prime Rate and (iii) the increased interest earned on temporary investments from funds received on the securitization and structured sale of assets during December 1994 which were placed in short-term investments until loans were funded.

         Premium income increased by $119,000 ( 4%) from $2,728,000, million for the year ended December 31, 1994, to $2,847,000 for the year ended December 31, 1995. The premium income increased even though the volume of loans sold decreased by $2.7 million, or 8%, from $33.0 million during the year ended December 31, 1994 to $30.3 million during the year ended December 31, 1995. This increase in premium income was primarily attributable to the increased demand for these SBA loan products by the secondary market. The increased demand was a result of stabilized interest rates and the decrease in the prime rate in July 1995. Accordingly, the premium on individual loans sold increased. The premium derived from the secondary market is directly related to the term of the loan.

         Other investment income, net, increased by $65,000 ( 21%) from $303,000 for the year ended December 31, 1994, to $368,000 for the year ended December 31, 1995. This increase was primarily attributable to forfeited deposits and prepayment fees.

         Other income, net, increased by $328,000 (22%) from $1,467,000 during the year ended December 31, 1994, to $1,795,000 during the year ended December 31, 1995. This increase was primarily attributable to the investment management fees generated by PMC Advisers.

         Operating expenses, excluding interest, increased by $529,000 (13%) from $3,963,000 during the year ended December 31, 1994, to $4,492,000 during the year ended December 31, 1995. Included in operating expenses for the year ended December 31, 1995, are $136,000 pertaining to the aggregate of costs of the PMIC registration statement. This increase was also primarily attributable to: (i) increased staff and general overhead necessary to manage the increased portfolio of the Company, (ii) the operations of PMC Advisers and (iii) increases in state franchise tax expense.

         Interest expense increased by $1,434,000 (40%) from $3,615,000 during the year ended December 31, 1994, to $5,049,000 during the year ended December 31, 1995. This increase was primarily attributable to: (i) the interest expense on $23,260,000 in SBA Debentures issued or assumed between September 1994 and September 1995 by PMIC and Western Financial, (ii) the scheduled increase in interest rate on $5,000,000 of PMIC's SBA Debentures during the first half of 1995 and (iii) the issuance of $10,000,000 of senior notes by PMC Capital on April 19, 1995.

         Due to First Western's securitization and structured sale of assets, during the year ended December 31, 1994, the Company recognized a $3,346,000 gain. This gain represented the difference between the proceeds from the sale of these assets plus the present value of the difference between the interest charged to the borrowers and the interest paid to the purchasers less the carrying value of the assets (including discounts from the application of Financial Accounting Standards Board ("FASB") Emerging Issues Task Force 88-11) and an allowance for credit losses. During the year ended December 31, 1995, the Company did not complete any securitization or structured sale, and did not have any comparable gain recognized. Not including the aforementioned gain, realized and unrealized loss on investments has increased by $163,000 (83%) from a loss of $196,000 for the year ended December 31, 1994, to a loss of $359,000 during the year ended December 31, 1995. This increase in loss is attributable primarily to a greater number of loans in the process of liquidation during 1995. Based on updated area demographics, appraisals and the condition of the collateral properties, valuation reserves were increased. However, loan losses for the year ended December 31, 1995 continued at an annualized rate of approximately 0.39% of average outstanding loans receivable, primarily attributable to: (i) minimal losses incurred in the Company's largest industry concentration (the lodging industry), (ii) continued monitoring efforts, (iii) the strong economy and (iv) the low interest rates over the previous several years.

CASH FLOW ANALYSIS

         The Company generated $14.1 million and $12.9 million from operating activities during the years ended December 31, 1996 and 1995, respectively. The increase of $1.2 million (9%) was primarily attributable to the increase in net income from $11.4 million to $13.2 million. Included in cash flows from operating activities is the lending activity of First Western relating to the government guaranteed portion of loans originated which are sold into the secondary market ("Government Guaranteed Lending"). During the years ended December 31, 1996 and 1995, the Company used net cash of $1,927,000 and $169,000, respectively, from Government Guaranteed Lending activities.

         The Company used $25.9 million and $31.9 million from investing activities during the years ended December 31, 1996 and 1995, respectively. The Company increased its use of funds for loans originated by $800,000 from $47.1 million during the year ended December 31, 1995 to $48.2 million during the year ended December 31, 1996. During the year ended December 31, 1996 principal collected was $22.6 million as compared to $10.7 million during the year ended December 31, 1995. This increase of $11.8 million (110%) was primarily due to an increase in prepayments on larger principal balance fixed rate loans during 1996 primarily in the portfolios of PMC Capital and PMIC and increased prepayment activity on the variable rate portfolio of First Western (which loans have no prepayment fees). Also included as proceeds from investing activity are the proceeds from maturities of government securities ($8.9 million) net of purchases of $3.9 million during the year ended December 31, 1995 for which there were no comparable transactions during the year ended December 31, 1996.

         The Company generated $30.4 million from financing activities during the year ended December 31, 1996 as compared to $16.9 million during the year ended December 31, 1995. The source of funds in 1995 were primarily from the issuance of $25 million in debt, $2 million in preferred stock of PMIC and $1.4 million from the issuance of Common Stock pursuant to the Company's Dividend Reinvestment plan ("DRP Stock Issuance"). The source of funds in 1996 were primarily the net proceeds from the issuance of Notes by the Partnership ($37.5 million) which were distributed to PMC Capital and $2.8 million from DRP Stock Issuances. Dividends paid during the year ended December 31, 1996 were $11.9 million as compared to $11.2 million during the year ended December 31, 1995, an increase of $700,000 (6.0%).

LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans, and from time to time, the Company may use funds to acquire loans from governmental agencies and/or their agents. The Company also uses funds for the payment of financing costs, dividends to shareholders, general and administrative expenses, capital expenditures, advances on loan liquidations and payments of principal due on borrowing facilities. Approximately $2.5 million of the Company's SBA Debentures became payable in February 1997 and were paid in full. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders. To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and additional credit facilities, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings. Historically, the Company's primary sources of capital and liquidity have been Debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, the securitization and sale of its loan portfolio and the utilization of its short-term, uncollateralized revolving credit facility.

         Loan commitments outstanding at December 31, 1996 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $45.9 million. Of these commitments, $6.6 million were for loans partially guaranteed by the SBA of which approximately $5.0 million will be sold into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

         In order to meet its working capital requirements and increase the size of its investment portfolio, during the years ended December 31, 1995 and 1996, the Company has completed the following leverage transactions:

                                                                  STATED
                                                                 MATURITY
    DATE               AMOUNT              RATE                    DATE                  DESCRIPTION
---------------     ------------       -------------        --------------------       ---------------
April, 1995         $  5,000,000         8.600%             April, 2003                Unsecured note
April, 1995         $  5,000,000       Libor + 1.300%       April, 2004                Unsecured note
May, 1995           $  2,000,000         4.000%             May, 2010                  Preferred Stock - PMIC
May, 1995 (1)       $  2,260,000     7.500% to 10.400%      Up to December, 2002       SBA Debentures
March, 1995         $  3,000,000          4.840% (2)        March, 2005                SBA Debentures
June, 1995          $  5,000,000          3.690% (2)        June, 2005                 SBA Debentures
September, 1995     $  7,000,000          3.875% (2)        September, 2005            SBA Debentures
May, 1996 (1)       $  1,030,000          9.300%            June, 2000                 SBA Debentures
November, 1996      $ 40,746,000          6.725%            November, 2005             Structured Financing (3)

(1) Assumed Debentures from a non-affiliated SBIC (see footnote 6 to the accompanying consolidated financial statements)

(2)      Rate increases 3%, five years from the date of issuance until maturity.

(3) Fixed rate loan-backed notes issued by the Partnership (see footnote 15 to the accompanying consolidated financial statements)

         PMC has a $15 million uncollateralized revolving credit facility which expires May 1998. Advances pursuant to the credit facility bear interest at the Company's option at the bank's prime rate less 50 basis points or the London Interbank Offering Rate (LIBOR) plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 150%. At December 31, 1996, the Company had no balance outstanding on this credit facility. At December 31, 1996, the Company was in compliance with all covenants of this facility.

         Due to changes in the SBIC program to the cost and availability of SBA Debentures and preferred stock (see "Business - Overview of SBA Regulations"), the Company has utilized other sources of funds to expand its loan portfolio. The cost and terms of these other sources of funds will not be as favorable as those historically achieved on SBA Debentures; however, the Company has been able to issue debt through private placement of notes and receive working capital through securitization and sale of a portion of its portfolio. If additional funds are required, the Company would attempt to either issue additional unsecured notes, privately or publicly raise equity and/or securitize and structure a sale of a portion of either the unguaranteed portion of SBA loans or the portfolio of PMC, Western Financial and/or PMIC. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the foreseeable future.

         PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.


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

RECENT ACCOUNTING PRONOUNCEMENTS

         In 1995, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 122 "Accounting for Mortgage Servicing Rights," an amendment of SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that an entity recognize as separate assets rights to service mortgage loans for others, regardless of how such servicing is acquired. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995. The effects on operations and financial condition of implementing SFAS No. 122, in management's opinion, is not considered significant.

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." Those standards have been established to provide a consistent application of accounting based on a financial-components approach which distinguishes the transfer of financial assets that are sales from those that are secured borrowings. This approach is based upon control of the related assets, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered and liabilities are extinguished. SFAS No. 125 is effective for transfer and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and may only be applied prospectively.

         In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share data. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on earnings per share is not considered significant.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires certain disclosure about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on the Company's financial position or results of operation is not considered significant.


ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are included in this report beginning on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1997.


ITEM 11.  EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1997.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1997.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)      Documents filed as part of this report:

                  (1)      Financial Statements
                                 See index to Financial Statements set forth on page F-1 of this Form 10-K.

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

                               PMC Capital, Inc.

                               By: /s/ Lance B. Rosemore
                                  ------------------------------
                                  Lance B. Rosemore, President

Dated March 21, 1997

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


         Name                  Title                                 Date
         ----                  -----                                 ----
/S/ DR. FREDRIC M. ROSEMORE    Chairman of the Board            March 21, 1997
----------------------------   and Treasurer
DR. FREDRIC M. ROSEMORE

/S/ LANCE B. ROSEMORE          President, Chief Executive       March 21, 1997
----------------------------   Officer, Secretary and Director
LANCE B. ROSEMORE              (Principal Executive Officer)

/S/ DR. ANDREW S. ROSEMORE     Executive Vice President,        March 21, 1997
----------------------------   Chief Operating Officer
DR. ANDREW S. ROSEMORE         and Director

/S/ BARRY N. BERLIN            Chief Financial Officer          March 21, 1997
----------------------------   (Principal Financial and
BARRY N. BERLIN                Accounting Officer)

/S/ LEE RUWITCH                Director                         March 21, 1997
----------------------------
LEE RUWITCH

/S/ DR. MARTHA GREENBERG       Director                         March 21, 1997
----------------------------
DR. MARTHA GREENBERG

/S/ DR. IRVIN BORISH           Director                         March 21, 1997
----------------------------
DR. IRVIN BORISH

/S/ THOMAS HAMILL              Director                         March 21, 1997
----------------------------
THOMAS HAMILL

/S/ ROBERT DIAMOND             Director                         March 21, 1997
----------------------------
ROBERT DIAMOND

/S/ BARRY IMBER                Director                         March 21, 1997
----------------------------
 BARRY IMBER

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                                   FORM 10-K
                         INDEX TO FINANCIAL STATEMENTS

PMC CAPITAL, INC. AND SUBSIDIARIES
----------------------------------

   Summary of Selected Financial Information ...........................    F-2

   Quarterly Statistics ................................................    F-3

   Report of Independent Accountants ...................................    F-4

   Consolidated Financial Statements:

      Financial Highlights .............................................    F-5

      Consolidated Balance Sheets as of December 31, 1996 and 1995 .....    F-6

      Consolidated Schedule of Investments as of December 31, 1996 .....    F-7

      Consolidated Statements of Income for the Years Ended
        December 31, 1996, 1995 and 1994 ...............................    F-9

      Consolidated Statements of Shareholders' Equity for the
        Years Ended December 31, 1996, 1995 and 1994 ...................    F-10

      Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1996, 1995 and 1994 ...............................    F-11

      Notes to Consolidated Financial Statements .......................    F-12

   Consolidating Financial Statements:

      Consolidating Balance Sheet as of December 31, 1996 ..............    F-31

      Consolidating Statement of Income for the
        Year Ended December 31, 1996 ...................................    F-32

      Consolidating Statement of Shareholders' Equity for
        the Year Ended December 31, 1996 ...............................    F-33

      Consolidating Statement of Cash Flows for the Year
        Ended December 31, 1996 ........................................    F-34

PMC CAPITAL LIMITED PARTNERSHIP
-------------------------------

   Report of Independent Accountants ...................................    F-35

   Statement of Assets, Liabilities and Partners' Capital
     as of December 31, 1996 ...........................................    F-36

   Statement of Income for the Period From
      November 8, 1996 (Inception) to December 31, 1996 ................    F-37

   Statement of Partners' Capital for the Period From
      November 8, 1996 (Inception) to December 31, 1996 ................    F-38

   Statement of Cash Flows for the Period From
      November 8, 1996 (Inception) to December 31, 1996 ................    F-39

   Notes to Financial Statements .......................................    F-40

--------------------------------------------------------------------------------
                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   SUMMARY OF SELECTED FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                                                                           Years Ended December 31,
                                                       ------------------------------------------------------------------
                                                          1996          1995          1994          1993          1992
                                                       ----------    ----------    ----------    ----------    ----------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA AND RATIOS)
OPERATING:

      Operating income .............................   $   23,821    $   21,262    $   16,450    $   15,670    $   11,780

      Operating expenses ...........................      (10,454)       (9,541)       (7,578)       (5,933)       (4,705)

      Realized and unrealized gain (loss)
        on investments .............................         (147)         (359)        3,151          (404)         (263)
                                                       ----------    ----------    ----------    ----------    ----------

      Net operating income and realized
        and unrealized gain (loss) on
        investments ................................   $   13,220    $   11,362    $   12,023    $    9,333    $    6,812
                                                       ==========    ==========    ==========    ==========    ==========

      Dividends declared, common ...................   $   12,853    $   11,600    $   11,244    $    9,367    $    6,349
                                                       ==========    ==========    ==========    ==========    ==========

      Earnings per common share ....................   $     1.18    $     1.03    $     1.12    $     0.87    $     0.79
                                                       ==========    ==========    ==========    ==========    ==========

      Dividends per common share ...................   $     1.16    $     1.08    $     1.06    $     0.89    $     0.69
                                                       ==========    ==========    ==========    ==========    ==========

      Weighted average common shares
        outstanding ................................       11,002        10,768        10,650        10,579         8,557
                                                       ==========    ==========    ==========    ==========    ==========

      Loans funded .................................   $   70,154    $   77,567    $   75,349    $   74,091    $   55,975
                                                       ==========    ==========    ==========    ==========    ==========

AT END OF PERIOD:

      Loans receivable, net ........................   $   93,354    $  110,499    $   75,264    $   71,528    $   54,059
                                                       ==========    ==========    ==========    ==========    ==========

      Total assets .................................   $  164,964    $  159,002    $  125,416    $  112,515    $   85,933
                                                       ==========    ==========    ==========    ==========    ==========

      SBA debentures payable .......................   $   44,570    $   43,540    $   26,280    $   20,280    $   22,280
                                                       ==========    ==========    ==========    ==========    ==========

      Notes payable ................................   $   35,000    $   35,001    $   25,001    $   25,001    $        1
                                                       ==========    ==========    ==========    ==========    ==========

      Preferred stock of consolidated subsidiary ...   $    7,000    $    7,000    $    5,000    $    3,000    $    3,000
                                                       ==========    ==========    ==========    ==========    ==========

      Common shareholders' equity ..................   $   62,903    $   59,088    $   57,371    $   55,524    $   54,839
                                                       ==========    ==========    ==========    ==========    ==========

      Number of common shares outstanding ..........       11,162        10,871        10,684        10,603        10,542
                                                       ==========    ==========    ==========    ==========    ==========

RATIOS:

      Return on average assets .....................          8.3%          8.0%         10.3%          9.4%          9.6%
                                                       ==========    ==========    ==========    ==========    ==========

      Return on average common shareholders'
        equity .....................................         21.3%         19.2%         21.2%         16.8%         17.1%
                                                       ==========    ==========    ==========    ==========    ==========

--------------------------------------------------------------------------------
                       PMC CAPITAL, INC. AND SUBSIDIARIES
                              QUARTERLY STATISTICS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                 YEAR ENDED DECEMBER 31, 1996
                                     ---------------------------------------------------
                                                         (UNAUDITED)

                                      FIRST     SECOND      THIRD     FOURTH
                                     QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                     -------    -------    -------    -------    -------
OPERATING INCOME .................   $ 5,480    $ 5,904    $ 6,051    $ 6,386    $23,821

NET OPERATING INCOME .............   $ 3,012    $ 3,346    $ 3,421    $ 3,588    $13,367

NET GAIN (LOSS) ON INVESTMENTS ...   $   (17)   $    (1)   $   (23)   $  (106)   $  (147)

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS ...   $ 2,995    $ 3,345    $ 3,398    $ 3,482    $13,220

----------------------------------------------------------------------------------------
                                             PER SHARE
----------------------------------------------------------------------------------------
OPERATING INCOME .................   $ 0.502    $ 0.539   $ 0.550    $ 0.574    $ 2.165

NET OPERATING INCOME .............   $ 0.276    $ 0.305   $ 0.311    $ 0.323    $ 1.215

NET GAIN (LOSS) ON INVESTMENTS ...   $(0.002)      --     $(0.002)   $(0.010)   $(0.014)

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS ...   $ 0.274    $ 0.305   $ 0.309    $ 0.313    $ 1.201



                                                 YEAR ENDED DECEMBER 31, 1995
                                     ---------------------------------------------------
                                                         (UNAUDITED)

                                      FIRST     SECOND      THIRD     FOURTH
                                     QUARTER    QUARTER    QUARTER    QUARTER     TOTAL
                                     -------    -------    -------    -------    -------
OPERATING INCOME .................   $ 4,694    $ 5,327    $ 5,634    $ 5,607    $21,262

NET OPERATING INCOME .............   $ 2,520    $ 2,883    $ 3,154    $ 3,164    $11,721

NET GAIN (LOSS) ON INVESTMENTS ...   $   (11)   $   (77)   $  (188)   $   (83)   $  (359)

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS ...   $ 2,509    $ 2,806    $ 2,966    $ 3,081    $11,362

----------------------------------------------------------------------------------------
                                             PER SHARE
----------------------------------------------------------------------------------------
OPERATING INCOME .................   $ 0.438    $ 0.496    $ 0.523    $ 0.517    $ 1.974

NET OPERATING INCOME .............   $ 0.235    $ 0.268    $ 0.293    $ 0.292    $ 1.088

NET GAIN (LOSS) ON INVESTMENTS ...   $(0.001)   $(0.007)   $(0.017)   $(0.008)   $(0.033)

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS ...   $ 0.234    $ 0.261    $ 0.276    $ 0.284    $ 1.055

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
PMC Capital, Inc.:


We have audited the accompanying consolidated balance sheets of PMC
Capital, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996 and the financial highlights for each of the five years in the period ended December 31, 1996. We have also audited the accompanying consolidated schedule of investments as of December 31, 1996. These financial statements and the financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the examination or confirmation of securities owned as of December 31, 1996 and 1995. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of PMC Capital, Inc. and subsidiaries as of December 31, 1996 and 1995, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, and the financial highlights for each of the five years in the period ended December 31, 1996, and the consolidated schedule of investments as of December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplementary consolidating balance sheet and the related consolidating statements of income, cash flows, and shareholders' equity are presented for purposes of additional analysis rather than to present the financial position, results of operations, and cash flows of the individual companies, and are not a required part of the consolidated financial statements. The supplementary consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the consolidated financial statements taken as a whole.



                                                      COOPERS & LYBRAND L.L.P.

Dallas, Texas
March 5, 1997

--------------------------------------------------------------------------------
                       PMC CAPITAL, INC. AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS

--------------------------------------------------------------------------------

     The following financial highlights of the Company should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere on this Form 10-K. The financial highlights below provide information about the Company's financial history. It uses the Company's fiscal year (which ends December 31) and expresses the per share operating performance in terms of a single share outstanding throughout each fiscal period. The information is derived from the audited consolidated financial statements. The financial highlights have been audited by Coopers & Lybrand L.L.P., independent accountants.

                                                                             Years Ended December 31,
                                                            --------------------------------------------------------
                                                              1996        1995        1994        1993        1992
                                                            --------    --------    --------    --------    --------
PER SHARE OPERATING PERFORMANCE (1):

   Net asset value, beginning of period .................   $   5.44    $   5.37    $   5.24    $   5.20    $   3.38
                                                            --------    --------    --------    --------    --------

   Net operating income .................................       1.21        1.09        0.83        0.92        0.83
   Net gains or losses on securities
     realized and unrealized (2) ........................       0.17        0.08        0.37        0.02        1.69
                                                            --------    --------    --------    --------    --------
       Total from investment operations .................       1.38        1.17        1.20        0.94        2.52
                                                            --------    --------    --------    --------    --------

   Less distributions:
     Preferred shareholder of consolidated subsidiary ...       0.02        0.02        0.01        0.01        0.01
     Common shareholders ................................       1.16        1.08        1.06        0.89        0.69
                                                            --------    --------    --------    --------    --------

       Total distributions ..............................       1.18        1.10        1.07        0.90        0.70
                                                            --------    --------    --------    --------    --------

   Net asset value, end of period .......................   $   5.64    $   5.44    $   5.37    $   5.24    $   5.20
                                                            ========    ========    ========    ========    ========

   Per share market value, end of period ................   $  14.00    $  12.63    $  13.50    $  14.50    $  13.25
                                                            ========    ========    ========    ========    ========

   Total investment return ..............................         20%          2%          0%         16%         43%
                                                            ========    ========    ========    ========    ========

RATIOS AND SUPPLEMENTAL DATA:
   Net assets, end of period (in thousands) .............   $ 62,903    $ 59,088    $ 57,371    $ 55,524    $ 54,839
                                                            ========    ========    ========    ========    ========
   Ratio of expenses to average net assets ..............         17%         16%         13%         11%         12%
                                                            ========    ========    ========    ========    ========
   Ratio of operating income to average net assets ......         22%         20%         16%         18%         18%
                                                            ========    ========    ========    ========    ========
   Ratio of net operating income and realized and
     unrealized gain (loss) on investments to
     average net assets .................................         22%         20%         21%         17%         17%
                                                            ========    ========    ========    ========    ========
   Portfolio turnover (3) ...............................         16%         30%         65%         54%         77%
                                                            ========    ========    ========    ========    ========


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

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                           DECEMBER 31,
                                                       --------------------
                                                         1996        1995
                                                       --------    --------
                                 ASSETS
INVESTMENTS AT VALUE:
  Loans receivable, net ............................   $ 93,354    $110,499
  Cash equivalents .................................     49,677      31,135
  Investment in subsidiaries .......................      8,585          27
  Excess servicing asset, net ......................      6,429       7,514
  Restricted investments ...........................      1,229       1,785
  Real property owned ..............................        303           5
                                                       --------    --------

TOTAL INVESTMENTS ..................................    159,577     150,965
                                                       --------    --------

OTHER ASSETS:
  Receivable for loans sold ........................      2,508       4,371
  Due from unconsolidated subsidiaries .............      1,097       1,135
  Deferred charges, deposits and other assets ......        885       1,170
  Accrued interest receivable ......................        376         723
  Cash .............................................        340         439
  Property and equipment, net ......................        181         199
                                                       --------    --------

TOTAL OTHER ASSETS .................................      5,387       8,037
                                                       --------    --------

TOTAL ASSETS .......................................   $164,964    $159,002
                                                       ========    ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  SBA debentures payable ...........................   $ 44,570    $ 43,540
  Notes payable ....................................     35,000      35,001
  Accounts payable .................................      4,145       2,500
  Dividends payable ................................      3,635       3,596
  Allowance for credit losses on loans sold ........      1,533       2,523
  Borrower advances ................................      1,795       2,260
  Accrued interest payable .........................      1,442       1,434
  Due to unconsolidated subsidiaries ...............      1,076        --
  Deferred fee revenue .............................        419         779
  Other liabilities ................................      1,446       1,281
                                                       --------    --------

TOTAL LIABILITIES ..................................     95,061      92,914
                                                       --------    --------

COMMITMENTS AND CONTINGENCIES (NOTES 7 AND 8)

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY ...........      7,000       7,000
                                                       --------    --------

SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares
    of $.01 par value, 11,162,000 and 10,871,000
    shares issued and outstanding at
    December 31, 1996 and 1995, respectively .......        112         109
  Additional paid-in capital .......................     62,125      58,429
  Undistributed net operating income ...............      1,101       1,017
  Net unrealized depreciation on investments .......       (435)       (467)
                                                       --------    --------

                                                         62,903      59,088
                                                       --------    --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........   $164,964    $159,002
                                                       ========    ========

NET ASSET VALUE PER COMMON SHARE ...................   $   5.64    $   5.44
                                                       ========    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL INC. AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1996
                             (DOLLARS IN THOUSANDS)


                                                      RETAINED LOANS                     SERVICED LOANS (2)
                                       -------------------------------------------   -------------------------
                                       NUMBER                                        NUMBER
                                         OF                                           OF
             CATEGORY/ISSUER (1)       LOANS    VALUE      %        COST       %     LOANS      COST       %
             -------------------       ------  -------   -----    --------   -----   ------   --------   -----
LOANS TO SMALL BUSINESS CONCERNS (3):
   SMALL BUSINESS LENDING COMPANY LOANS:
   FIRST WESTERN SBLC, INC. AND SUBSIDIARY
     Hotels and motels .............     159   $20,280    21.7%   $ 21,652    22.4%     159   $109,943    39.7%
     Gasoline / service stations ...      20       576     0.6%        635     0.7%      20      5,776     2.1%
     Restaurants ...................      83     2,166     2.3%      2,358     2.4%      83     15,387     5.6%
     Laundromats ...................      14       126     0.1%        135     0.1%      14      1,320     0.5%
     Retail, other .................      72       754     0.8%        818     0.9%      72      7,268     2.6%
     Health care ...................      10        37      --          40      --       10        679     0.2%
     Food and grocery stores .......      16       244     0.3%        263     0.3%      16      4,326     1.6%
     Services ......................      80     1,069     1.2%      1,206     1.2%      80     11,175     4.0%
     Manufacturing .................      17       789     0.9%        795     0.8%      17      4,204     1.5%
     Wholesale .....................      24       237     0.3%        293     0.3%      24      4,577     1.7%
     Car washes ....................       4        27      --          28      --        4      1,231     0.4%
                                       -----   -------   -----    --------   -----    -----   --------   -----

   Total ...........................     499    26,305    28.2%     28,223    29.1%     499    165,886    59.9%
                                       -----   -------   -----    --------   -----    -----   --------   -----

   SMALL BUSINESS INVESTMENT COMPANY LOANS:
   WESTERN FINANCIAL CAPITAL CORPORATION
     Hotels and motels .............      17     8,326     8.9%      8,550     8.8%      26     16,069     5.8%
     Gasoline / service stations ...       1       345     0.4%        345     0.4%       4      1,459     0.5%
     Restaurants ...................      --        --      --          --      --        1        196     0.1%
     Retail, other .................       4     2,431     2.6%      2,504     2.6%       6      2,651     1.0%
     Services ......................      11     1,538     1.6%      1,570     1.6%      16      2,458     0.9%
     Health care ...................      35       923     1.0%      1,006     1.0%      36      1,059     0.4%
     Food and grocery stores .......       2       307     0.3%        307     0.3%       2        307     0.1%
     Laundromats ...................       1        85     0.1%         85     0.1%       1         85      --
     Manufacturing .................       2       344     0.4%        344     0.4%       2        344     0.1%
     Other notes receivable ........       2       114     0.1%        147     0.2%       5        325     0.1%
                                       -----   -------   -----    --------   -----    -----   --------   -----

   Total ...........................      75    14,413    15.4%     14,858    15.4%      99     24,953     9.0%
                                       -----   -------   -----    --------   -----    -----   --------   -----

   SPECIALIZED SMALL BUSINESS INVESTMENT COMPANY LOANS:
   PMC INVESTMENT CORPORATION
     Hotels and motels .............      37    23,464    25.1%     24,011    24.8%      64     43,648    15.8%
     Gasoline / service stations ...       5     2,041     2.2%      2,097     2.1%       7      3,223     1.2%
     Restaurants ...................       1       296     0.3%        299     0.3%       2        960     0.3%
     Retail, other .................       1        60     0.1%         61     0.1%       1         61      --
     Services ......................       2       173     0.2%        173     0.2%       2        173     0.1%
     Health care ...................      20       670     0.7%        779     0.8%      20        779     0.3%
     Food and grocery stores .......       5     1,124     1.2%      1,147     1.2%       7      1,940     0.6%
     Other notes receivable ........       2       734     0.8%        768     0.8%       2        869     0.3%
                                       -----   -------   -----    --------   -----    -----   --------   -----

   Total ...........................      73    28,562    30.6%     29,335    30.3%     105     51,653    18.6%
                                       -----   -------   -----    --------   -----    -----   --------   -----

   COMMERCIAL LOANS:
   PMC CAPITAL, INC.
     Hotels and motels .............      30    19,720    21.1%     19,717    20.4%      43     28,727    10.4%
     Gasoline / service stations ...       1       320     0.3%        323     0.3%       1        323     0.1%
     Restaurants ...................       1       168     0.2%        169     0.2%       1        169     0.1%
     Retail centers and other ......       4     3,066     3.3%      3,408     3.5%       5      4,474     1.6%
     Apartment complex .............       1       800     0.9%        811     0.8%       1        811     0.3%
                                       -----   -------   -----    --------   -----    -----   --------   -----

   Total ...........................      37    24,074    25.8%     24,428    25.2%      51     34,504    12.5%
                                       -----   -------   -----    --------   -----    -----   --------   -----

   TOTAL LOANS RECEIVABLE (4) ......     684   $93,354   100.0%   $ 96,844   100.0%     754   $276,996   100.0%
                                       =====   =======   =====    ========   =====    =====   ========   =====

                            (Continued on next page)

                       PMC CAPITAL INC. AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1996
                                  (CONTINUED)



     CATEGORY/ISSUER                                                     VALUE      %        COST       %
     ---------------                                                   --------   -----    --------   -----
TOTAL LOANS RECEIVABLE (FROM PRIOR PAGE) ...........................   $ 93,354    58.5%   $ 96,844    59.4%
                                                                       --------   -----    --------   -----

MONEY MARKET AND FUND DEPOSIT ACCOUNTS (5):
     Certificates of deposit (6) ...................................      1,287     0.8%      1,287     0.8%
     Bank money market saving accounts .............................     24,263    15.2%     24,263    14.9%
     SunTrust, overnight repo account ..............................      1,745     1.1%      1,745     1.1%
     Short-term government agency securities .......................      9,527     5.9%      9,527     5.8%
     Dreyfus, Cash Management Plus money market fund ...............      3,021     1.9%      3,021     1.9%
     Goldman Sachs,  Prime Obligation money market fund ............      5,398     3.4%      5,398     3.3%
     Goldman Sachs,  Money Market Portfolio money market fund ......      4,436     2.8%      4,436     2.7%
                                                                       --------   -----    --------   -----

   Total money market and fund deposit accounts ....................     49,677    31.1%     49,677    30.5%
                                                                       --------   -----    --------   -----

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES:
     Investment in PMC Limited Partnership .........................      8,205     5.1%      8,205     5.0%
     Investment in PMC Advisers, LTD ...............................         26      --          26      --
     Investment in PMC Capital Corp. 1996-A and PMC Trust 1996-A ...        262     0.2%        262     0.2%
     Investment in PMC Funding Corp ................................         92     0.1%         92     0.1%
                                                                       --------   -----    --------   -----

   Total investment in unconsolidated subsidiaries .................      8,585     5.4%      8,585     5.3%
                                                                       --------   -----    --------   -----

OTHER INVESTMENTS:
     Excess servicing asset ........................................      6,429     4.0%      6,429     3.9%
     SunBank Miami, restricted investments .........................      1,229     0.8%      1,229     0.7%
     Real property owned ...........................................        303     0.2%        303     0.2%
                                                                       --------   -----    --------   -----

   Total other investments .........................................      7,961     5.0%      7,961     4.8%
                                                                       --------   -----    --------   -----

TOTAL INVESTMENTS (7) ..............................................   $159,577   100.0%   $163,067   100.0%
                                                                       ========   =====    ========   =====

(1) Names have been omitted as disclosure to the public may be detrimental to the small business.

(2) Balances include retained loans, loans sold into the secondary market ($122,061,000), the loans contributed to the Partnership ($42,384,000), loan participations ($105,000) and the unguaranteed portion of First Western loans sold in 1994 ($15,602,000). The balance does not include approximately $93 million of loan portfolio serviced on behalf of PMC Commercial Trust.

(3)  Interest rates on loans receivable range from 8.0% to 14.9%.

(4) Balances are at face value of loans, less discounts aggregating $2,452,000 in accordance with Emerging Issues Task Force 88-11, discounts on purchased loans of $413,000, deferred fee revenue of $960,000 and reserves of $435,000.

(5) Interest or dividend rates on money market and fund deposit accounts range from 4.8% to 6.1%.

(6) Interest rates on certificates of deposit range from 5.2% to 5.6%. All certificates held by either PMC or any of its subsidiaries are less than $100,000 in any one institution, generally have original maturities of 90 days and are considered to be cash equivalents.

(7) The aggregate cost of investments for Federal income tax purposes is $160,972,000.

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                    YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1996        1995        1994
                                                               --------    --------    --------
INVESTMENT INCOME:
  Interest .................................................   $ 18,571    $ 16,330    $ 11,952
  Premium income ...........................................      1,942       2,847       2,728
  Other investment income, net .............................        608         368         303
                                                               --------    --------    --------

Total investment income ....................................     21,121      19,545      14,983

Other income, net ..........................................      2,331       1,795       1,467
Equity in income (loss) of unconsolidated entities .........        369         (78)       --
                                                               --------    --------    --------

Total income ...............................................     23,821      21,262      16,450
                                                               --------    --------    --------

EXPENSES:
  Interest .................................................      5,708       5,049       3,615
  Salaries and related benefits ............................      3,180       2,778       2,552
  General and administrative ...............................        843       1,053         900
  Profit sharing plan ......................................        217         190         168
  Rent .....................................................        213         203         176
  Legal and accounting .....................................        149         152          76
  Small Business Administration fees .......................         99          77          48
  Directors and shareholders expense .......................         45          39          43
                                                               --------    --------    --------

Total expenses .............................................     10,454       9,541       7,578
                                                               --------    --------    --------


Net  operating income ......................................     13,367      11,721       8,872
                                                               --------    --------    --------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off ......................................       (214)       (309)       (406)
    Recoveries on loans written-off ........................         35          40          68
    Sale of assets .........................................       --          --         3,346
    Change in unrealized appreciation
      (depreciation) on investments ........................         32         (90)        143
                                                               --------    --------    --------

Total realized and unrealized gain (loss) on investments ...       (147)       (359)      3,151
                                                               --------    --------    --------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS ...............................   $ 13,220    $ 11,362    $ 12,023
                                                               ========    ========    ========


PREFERRED DIVIDENDS ........................................   $    251    $    222    $    112
                                                               ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................     11,002      10,768      10,650
                                                               ========    ========    ========

EARNINGS PER COMMON SHARE ..................................   $   1.18    $   1.03    $   1.12
                                                               ========    ========    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                    NET
                                                              UNDISTRIBUTED     UNREALIZED
                                                 ADDITIONAL        NET         DEPRECIATION
                                        COMMON    PAID-IN       OPERATING           ON
                                        STOCK     CAPITAL        INCOME         INVESTMENTS      TOTAL
                                        ------   ----------   -------------    ------------    ---------
BALANCE, JANUARY 1, 1994 ............   $  106   $   55,074   $         863    $       (520)   $  55,523


Issuance of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 81,345 shares ......        1        1,180            --              --          1,181

Net income ..........................     --           --            11,880             143       12,023

Dividends:

  Preferred .........................     --           --              (112)           --           (112)

  Common ($1.06 per common share) ...     --           --           (11,244)           --        (11,244)
                                        ------   ----------   -------------    ------------    ---------

BALANCE, DECEMBER 31, 1994 ..........      107       56,254           1,387            (377)      57,371

Issuance of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 187,005 shares .....        2        2,175            --              --          2,177

Net income ..........................     --           --            11,452             (90)      11,362

Dividends:

  Preferred .........................     --           --              (222)           --           (222)

  Common ($1.08 per common share) ...     --           --           (11,600)           --        (11,600)
                                        ------   ----------   -------------    ------------    ---------

BALANCE, DECEMBER 31, 1995 ..........      109       58,429           1,017            (467)      59,088

Issuance of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 291,042 shares .....        3        3,696            --              --          3,699

Net income ..........................     --           --            13,188              32       13,220

Dividends:

  Preferred .........................     --           --              (251)           --           (251)

  Common ($1.16 per common share) ...     --           --           (12,853)           --        (12,853)
                                        ------   ----------   -------------    ------------    ---------

BALANCE, DECEMBER 31, 1996 ..........   $  112   $   62,125   $       1,101    $       (435)   $  62,903
                                        ======   ==========   =============    ============    =========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                 (IN THOUSANDS)

                                                                           YEARS ENDED DECEMBER 31,
                                                                       --------------------------------
                                                                         1996        1995        1994
                                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized
    gain (loss) on investments .....................................   $ 13,220    $ 11,362    $ 12,023
  Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash
    provided by operating activities:
     Loans funded, held for sale ...................................    (21,915)    (30,468)    (32,249)
     Proceeds from sale of guaranteed loans ........................     19,988      30,299      32,989
     Change in unrealized depreciation on investments
       and loans written-off .......................................        182         359         196
     Unrealized premium income, net ................................         (5)         80           5
     Depreciation and amortization .................................      1,084       1,142       1,642
     Accretion of loan discount and deferred fees ..................       (957)       (799)       (803)
     Deferred fees collected .......................................        785       1,050       1,004
     (Gain) loss on sale of assets .................................       --            26         (43)
     Gain on structured sale of loans ..............................       --          --        (3,346)
     Equity in (income) loss of unconsolidated subsidiaries ........       (369)         78        --
     Net change in operating assets and liabilities:
         Accrued interest receivable ...............................        347        (298)        (45)
         Other assets ..............................................        357        (166)        460
         Accrued interest payable ..................................          8         401         202
         Borrower advances .........................................       (465)       (694)        371
         Other liabilities .........................................      1,812         503       1,485
                                                                       --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................     14,072      12,875      13,891
                                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .....................................................    (48,239)    (47,098)    (43,100)
  Principal collected and other adjustments ........................     22,647      10,651      17,756
  Proceeds from structured sale of loans ...........................       --          --        24,844
  Purchase of furniture and fixtures and other assets ..............       (127)        (53)       (828)
  Purchase of government securities ................................       --        (3,942)     (4,856)
  Proceeds from maturities of government securities ................       --         8,947       3,000
  Proceeds from sale of assets .....................................       --           233       1,010
  Release of (investment in) restricted cash .......................        556        (251)     (1,533)
  Investment in unconsolidated subsidiaries ........................       (893)       (400)       --
                                                                       --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES ..............................    (26,056)    (31,913)     (3,707)
                                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance or assumption of SBA debentures ..........        941      15,000       6,000
   Proceeds from issuance of notes payable .........................       --        10,000        --
   Proceeds from issuance of common stock ..........................      2,834       1,399         535
   Proceeds from issuance of preferred stock .......................       --         2,000       2,000
   Proceeds from unconsolidated subsidiary .........................     37,803        --          --
   Payment of dividends on common stock ............................    (11,935)    (11,189)     (9,774)
   Payment of dividends on preferred stock .........................       (250)       (204)        (67)
   Advances from (to) unconsolidated affiliates, net ...............      1,114         357        (370)
   Payment of issuance costs on notes and debentures ...............        (80)       (447)       (158)
                                                                       --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................     30,427      16,916      (1,834)
                                                                       --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............     18,443      (2,122)      8,350

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................     31,574      33,696      25,346
                                                                       --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR .............................   $ 50,017    $ 31,574    $ 33,696
                                                                       ========    ========    ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid ...................................................   $  5,433    $  4,648    $  3,413
                                                                       ========    ========    ========

   Dividends reinvested ............................................   $    880    $    777    $    646
                                                                       ========    ========    ========

   Loans receivable acquired in exchange for SBA debentures ........   $    158    $  2,109    $   --
                                                                       ========    ========    ========

   Reclassification from loans receivable to real property owned ...   $    453    $     65    $    649
                                                                       ========    ========    ========

   Loans to facilitate sale of real property owned .................   $   --      $     85    $  1,345
                                                                       ========    ========    ========

   Loans contributed to unconsolidated subsidiary, net .............   $ 45,145    $   --      $   --
                                                                       ========    ========    ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

PMC Capital, Inc. ("PMC" or "PMC Capital") is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act"). PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMIC") and Western Financial Capital Corporation ("Western Financial"). First Western, PMIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. In addition, PMC is either directly or indirectly the sole shareholder or partner of PMC Advisers, LTD ("PMC Advisers"), PMC Funding Corp. ("PMC Funding"), PMC Capital Corp. 1996-A ("PMC Capital Corp."), PMC Trust 1996-A and PMC Capital Limited Partnership ( the "Partnership"). PMC has elected to be taxed as a regulated investment company and distributes substantially all of its taxable income as dividends to shareholders.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PMC and its wholly owned regulated investment company subsidiaries (collectively, the "Company"). Intercompany transactions have been eliminated in consolidation.

The accounts of PMC Advisers, PMC Funding, PMC Capital Corp., PMC Trust 1996-A and the Partnership are accounted for by the equity method of accounting in conformity with Federal securities laws.

CONSOLIDATED SUBSIDIARIES

First Western is a small business lending company ("SBLC") that originates variable-rate loans which are partially guaranteed by the Small Business Administration ("SBA") pursuant to its Section 7(a) Program (the "7(a) Program"). While the eligibility requirements of the 7(a) Program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot exceed $5.0 million (other than with respect to certain industries where eligibility is determined based on the number of employees), (ii) liquid assets or real estate equity of the borrower (and certain affiliates) cannot exceed the greater of 25% of the loan amount or $50,000 and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $750,000.

PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term, fixed-rate collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. As an SSBIC, PMIC was eligible to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate is reduced through an SBA subsidy by 3% during the first five years) and preferred stock.

Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides fixed-rate loans to borrowers whether or not they qualify as "disadvantaged". As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA through the issuance of debentures.

PMC originates loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by the subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the 7(a) Program or SBIC programs.

UNCONSOLIDATED ENTITIES

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

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

PMC Funding is a Florida corporation that holds assets on behalf of the Company. PMC Capital is the sole shareholder of PMC Funding.

The Partnership was formed as a Delaware limited partnership in November 1996 to act as a special purpose affiliate of the Company. The Partnership was established to acquire loans from the Company and to issue fixed-rate debt through a private placement.

PMC Capital Corp. is a Delaware corporation formed in November 1996 to be the independent trustee of the general partner of the Partnership. PMC Trust 1996-A is a Delaware business trust formed in November 1996 to be the general partner of the Partnership.

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

VALUATION OF INVESTMENTS

Loans receivable are carried at the Board of Directors' estimate of fair value. The Board of Directors has estimated the fair value of loans receivable to be the loan principal balance less deferred fees and discounts, unless there is doubt as to the realization of the loan (a "Problem Loan"). A valuation reserve is established for a Problem Loan based on the creditor's payment history, collateral value, guarantor support and other factors. Changes in market interest rates are not considered in determining the estimate of fair value.

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

When selling the SBA-guaranteed portion of loans, the basis of the retained portion of the loans has been reduced by the differential between the face amount of the unguaranteed portion of the loans and the value as determined in accordance with the Financial Accounting Standards Board ("FASB") Emerging Issues Task Force ("EITF") 88-11. This difference being the Retained Loan Discount. At the time of sale, premium income has been reduced by the Retained Loan Discount. Unless the underlying loans are paid in full or sold, the Retained Loan Discount is amortized over the life of the underlying loan based on an effective yield method. When a loan is prepaid, the remaining Retained Loan Discount is recognized as an increase to interest income. When a loan is sold, the remaining Retained Loan Discount is included as a reduction to the basis of the retained portion of the underlying loan as a reduction of cost.

Excess servicing related to the sale of the guaranteed portion of SBA loans is carried at the Board of Directors' estimate of fair value at the time of the related loan sale and amortized on a pool basis over the estimated life of the underlying pool of loans.

For those sales of the unguaranteed portion of SBA loans, an allowance has been established which represents the Board of Directors' estimate of probable credit losses to be incurred over the lives of the loans sold.

Deferred fees consist of non-refundable fees less direct loan origination costs. These fees are being recognized over the expected life of the related loan as an adjustment of yield.

Real property owned is carried at the Board of Directors' estimate of fair value, based upon appraisals and other factors.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Cash equivalents are carried at value, which approximates cost.

VALUATION OF DEBT

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

Realized gains on the sale of the unguaranteed portion of SBA loans are recognized based upon the difference between the sales price as adjusted for any excess servicing (less any allowance for credit losses) and the carrying value of the assets (including the Retained Loan Discount).

INTEREST INCOME

Interest income on loans is accrued as earned. The accrual of interest is generally suspended when the related loan becomes 60 days past due ("Non-accrual Loan"). Interest income on a Non-accrual Loan is recognized on the cash basis.

Interest income includes the interest rate spread on loans sold to the secondary market or through the securitization and sale of the unguaranteed portion of SBA loans less the amortization of any excess servicing asset.

PREMIUM INCOME

For loans originated by the SBLC, gain on the sale of the SBA guaranteed portion of such loans to the secondary market has been adjusted to reflect a normal service fee for the future servicing rights retained by the Company. Premium income represents the differential between the value attributable to the sale of a loan to the secondary market and the principal balance (cost) of the loan in accordance with EITF 88-11. The sale price includes the value attributable to any excess servicing spread retained by the Company plus any cash received.

DEFERRED CHARGES

Costs incurred in connection with the issuance of SBA debentures and notes payable are included in deferred charges, deposits and other assets. These costs are amortized over the life of the related obligation.

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

         STATEMENT OF CASH FLOWS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the consolidated statement of cash flows.

         EXCESS SERVICING ASSET

         During 1995, the EITF reached a consensus on Issue No. 94-9, "Determining a Normal Servicing Fee Rate for the Sale of an SBA Loan." This consensus provides that for purposes of allocating the recorded investment in a loan between the portion of the loan sold and the portion retained, including any excess servicing asset, a normal servicing fee of 40 basis points should be used. The Company had historically used 50 basis points as a normal servicing fee. The effect of this change in estimate was not material to the consolidated financial statements during the year ended December 31, 1995.

         STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 122

         During May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment to SFAS No. 65. The Company elected to adopt this standard for its financial statement reporting beginning in 1996. SFAS No. 122 prohibits retroactive application. Accordingly, the Company's financial statement reporting for years prior to 1996 was accounted for under SFAS No. 65, the predecessor Statement to SFAS No. 122. The impact of SFAS No. 122 to the consolidated financial statements was not significant to operations during the year ended December 31, 1996.

         SFAS NO. 125

         In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities." Those standards have been established to provide a consistent application of accounting based on a financial-components approach which distinguishes the transfer of financial assets that are sales from those that are secured borrowings. This approach is based upon control of the related assets, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, and derecognizes financial assets when control has been surrendered and liabilities are extinguished. SFAS No. 125 is effective for transfer and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and may only be applied prospectively.

         SFAS NO. 128

         In February 1997, FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share data. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on earnings per share is not considered significant.

         SFAS NO. 129

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires certain disclosure about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on the Company's financial position or results of operations is not considered significant.

         RECLASSIFICATION

         Certain prior period amounts have been reclassified to conform to current year presentation.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.  LOANS RECEIVABLE:

         Loans receivable consist primarily of loans made under SBIC, SSBIC and SBLC programs established by the SBA and financings to businesses outside of the SBA loan programs.

         As an SBLC, First Western originates loans which are partially guaranteed by the SBA and which are collateralized generally, with first liens on real and/or personal property of the borrower. The SBA guarantees repayment of up to 90% of the principal amount of the loans originated by First Western. First Western sells, without recourse, the guaranteed portion of its loans into the secondary market ("SBA Guaranteed Sales") while retaining the rights to service the loans. Funding for the 7(a) Program depends on the annual appropriations by the U.S. Congress. At December 31, 1996, included in loans receivable are approximately $3.8 million which represents the guaranteed portion of First Western loans available for sale.

         The principal balance of the loans serviced on behalf of third parties by First Western was approximately $137.7 million and $150.1 million at December 31, 1996 and 1995, respectively.

         First Western's loans: (i) range in original principal amount from $30,000 to $1,400,000, (ii) provide for a variable rate of interest based on 1.0% to 2.75% above the then prevailing prime rate, (iii) have a term of seven to 25 years, (iv) may be prepaid without penalty and (v) require monthly payments covering accrued interest and amortization of principal based in part on the remaining useful life of the assets collateralizing the loans and on the borrowers' use of loan proceeds.

         PMIC and Western Financial originate loans that are payable in monthly installments of principal and interest based upon four to 20 year amortization periods, with the balance due at maturity. These loans are collateralized with first liens on real and/or personal property and are generally guaranteed by the principals of the borrower.

         PMC originates loans to borrowers on a non-SBA supported basis, using similar criteria for loans that are funded under the SBA programs utilized by its three principal subsidiaries. These loans are: (i) to borrowers who exceed the eligibility requirements of the 7(a) Program or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization periods, with the balance due at maturity, (iii) generally collateralized by real estate and/or equipment and (iv) are generally guaranteed by the principals of the borrower.

         The Company's portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of loans were to borrowers in Texas, Florida and Georgia, as noted below:


                               Percentage of Loan Portfolio
         State                          December 31,
         -----                ----------------------------
                                  1996         1995
                                 ------       -----
         Texas                     38%          41%
         Florida                   13%          13%
         Georgia                   11%          10%
         Other                     38%          36%
                                  ---          ---
                                  100%         100%
                                  ===          ===

         The activity in net unrealized depreciation on investments is as follows:

                                                       Years Ended December 31,
                                                      -------------------------
                                                        1996            1995
                                                      ---------       ---------
         Balance, beginning of period ..........      $ 467,000       $ 377,000
         Provision for losses ..................        182,000         399,000
         Loans written-off .....................       (214,000)       (309,000)
                                                      ---------       ---------
         Balance, end of period ................      $ 435,000       $ 467,000
                                                      =========       =========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   LOANS RECEIVABLE: (CONTINUED)

         Loans receivable with an aggregate retained balance of $1.0 million and $1.8 million were greater than 60 days past due, litigation against the borrowers has commenced, or the loans are in the process of liquidation at December 31, 1996 and 1995, respectively.

         At December 31, 1996 and 1995, the recorded investment in loans identified as impaired in accordance with SFAS No. 114 totaled $1.0 million and $1.5 million, respectively. Of this total, at December 31, 1996 and 1995, approximately $80,000 and $20,000, respectively, related to loans with no valuation reserve, since the estimated fair value of the collateral for each loan exceeds the respective loan balance. Approximately $900,000 and $1.5 million of these loans at December 31, 1996 and 1995, have a corresponding valuation allowance of $412,000 and $446,000, respectively. At December 31, 1996 and 1995, the Company has recognized $22,000 and $21,000 in valuation allowances on identified problem loans of $317,000 and $300,000, respectively, which were not deemed impaired. The Company did not recognize any material amount of interest on impaired loans during the portion of the period that they were impaired. Had these impaired loans performed in accordance with their original terms, interest income of approximately $113,000 and $168,000, respectively, would have been recognized during the years ended December 31, 1996 and 1995.

         In addition to the SBA Guaranteed Sales, First Western sells through separate transactions, the unguaranteed portion of certain of its originated loans through private placements ("SBA Unguaranteed Sales"). First Western retains the right to service all such loans. The guaranteed portions are sold to either dealers in government guaranteed loans or institutional investors and certain of the unguaranteed portions have been sold in privately negotiated transactions between First Western and the purchaser.

         PMC Capital contributed approximately $45.7 million (aggregate principal balance due, including $34.4 million in loans transferred from PMIC and Western Financial to PMC Capital) of loans to the Partnership without recourse. (See Note 15.)

NOTE 3.  EXCESS SERVICING ASSET:

         By retaining the right to service the loan, First Western earns an interest rate spread equal to the difference between the interest rate on the loan and the interest rate paid to the purchaser on the sold portion (this difference being the "Servicing Spread"). On SBA Guaranteed Sales, First Western or PMC recognizes premium income by receiving either a cash premium, an excess servicing right on the sale or a combination of these elements. On SBA Guaranteed Sales that involve receiving the maximum premium, First Western retains the minimum Servicing Spread of 1% required by SBA regulations ("SBA Minimum Servicing"). When receiving the maximum premium, PMC or First Western would recognize as premium income the difference between the amount received from the purchaser and the aggregate of the outstanding principal amount of the guaranteed portion plus any value of the Servicing Spread in excess of normal servicing (the "Excess Servicing Spread").

         On SBA Guaranteed Sales, First Western recognizes premium income equal to the value of the Excess Servicing Spread, plus the difference, if any, between the amount received from the purchaser and the outstanding principal amount of the guaranteed portion sold as valued in accordance with EITF 88-11.

         The Board of Directors estimates the value of the Excess Servicing Spread based upon various factors including premiums realized on comparable transactions in the secondary market with a 1% servicing fee being retained, comparable market bids with normal servicing rates on SBA loans and the likelihood of prepayment. The value of the Excess Servicing Spread is recognized as premium income at the time of the sale and is concurrently capitalized as an asset on the Company's balance sheet (the "Excess Servicing Asset"), which is then amortized over the estimated life of the loan. In using this valuation method, the Company incorporated assumptions that market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, prepayment speeds and default rates. During 1995, the Company completed a reassessment of the method used to amortize the Excess Servicing Asset. Historically, the Company had amortized the Excess Servicing

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  EXCESS SERVICING ASSET: (CONTINUED)

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

         The sale of the unguaranteed portion of SBA loans has also generated an Excess Servicing Asset to the extent that the Servicing Spread exceeds the normal servicing fee. (See Note 8.)

         Pursuant to SFAS No. 122, impairment of the Excess Servicing Asset is measured based on its fair value. In measuring impairment at December 31, 1996, the servicing portfolio was evaluated based upon the predominant risk characteristics which the Company has determined to be prepayment and payment default risks. The Company evaluated the serviced portfolio for both the Excess Servicing Asset related to SBA Guaranteed Sales and related to the sale of the unguaranteed portion of SBA loans in 1994 (the "SBA Unguaranteed Sale"). Based upon current prepayment assumptions, estimates of default rates and a discount factor considering the current interest rate environment, it has been determined that there was no impairment reserve required as of December 31, 1996. As a result of an increase in the rate of prepayment of loans during 1996, the Company accelerated the amortization of its Excess Servicing Asset related to the SBA Unguaranteed Sale by $780,000. The related allowance for credit losses on loans sold was also adjusted by a similar amount as a result of these prepayments. The acceleration of the Excess Servicing Asset amortization is included in the schedule below.

         The activity in the excess servicing asset is summarized as follows:


                                             Years Ended December 31,
                                    -----------------------------------------
                                        1996           1995           1994
                                    -----------    -----------    -----------
Balance, beginning of year ......   $ 7,514,000    $ 7,694,000    $ 5,108,000
Additions, net of allowances ....       707,000        791,000      4,078,000
Less:  amortization, net ........    (1,792,000)      (971,000)    (1,492,000)
                                    -----------    -----------    -----------
Balance, end of year ............   $ 6,429,000    $ 7,514,000    $ 7,694,000
                                    ===========    ===========    ===========

         Additions in 1994 include $3,047,000 relating to the Excess Servicing Spread from the SBA Unguaranteed Sale.

NOTE 4.  PROPERTY AND EQUIPMENT:

         At December 31, 1996 and 1995, property and equipment consisted of the following:


                                                  1996       1995
                                                --------   --------
Furniture and equipment .....................   $319,000   $288,000
Leasehold improvements ......................    150,000    150,000
Automobiles .................................     13,000     13,000
                                                --------   --------
                                                 482,000    451,000
         Less:accumulated depreciation ......    301,000    252,000
                                                --------   --------
                                                $181,000   $199,000
                                                ========   ========

         Depreciation and amortization expense for the years ended December 31, 1996, 1995 and 1994 was approximately $49,000, $57,000 and $75,000, respectively.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.  NOTES PAYABLE:

         PMC has a $15 million uncollateralized revolving credit facility which expires May 1998. Advances pursuant to the credit facility bear interest at the Company's option at the bank's prime rate less 50 basis points or the London Interbank Offering Rate (LIBOR) plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 150%. At December 31, 1996, the Company had no amounts outstanding pursuant to this credit facility and the Company was in compliance with all covenants of this facility. At December 31, 1995, PMC had a $10 million revolving credit facility which expired in 1996.

         PMC has consummated $35 million in private placements of uncollateralized notes. These borrowings have been utilized to fund commitments of the non-SBA lending program. The notes require the Company to meet certain covenants (terms are as defined in the applicable note agreement), the most restrictive of which require; (i) that net loans receivable exceed 150% of senior funded debt, (ii) the increase in the Company's loan valuation reserve for any 12 month period must not exceed 3% of net loans receivable and (iii) the Company's consolidated earnings plus interest expense must exceed 150% of interest expense. At December 31, 1996, the Company was in compliance with all of the covenants of these notes. At December 31, 1996 outstanding uncollateralized notes were as follows:


                        Interest                                  Final
     Date                Rate              Amount                Maturity
-----------------   ----------------    --------------      -----------------
  July 19, 1993          7.20%          $20,000,000(2)        July 19, 2001
December 15, 1993        6.97%            5,000,000         December 15, 2002
  April 19, 1995         8.60%            5,000,000           April 19, 2003
  April 19, 1995     LIBOR +1.3% (1)      5,000,000           April 19, 2004
                                        -----------
                                        $35,000,000
                                        ===========


              (1) Reset quarterly, 6.83% at December 31, 1996.
              (2) Payable in three equal annual installments commencing July
                  19, 1999.

         Principal payments required on the notes at December 31, 1996, are as follows:


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
                                          -----------
                                          $35,000,000
                                          ===========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   SBA DEBENTURES PAYABLE:

         Debentures payable represent amounts due to the SBA as a result of borrowing made pursuant to the SBIA.

         At December 31, 1996, the maturities, interest rates and principal payments on the SBA debentures were as follows:


                  Maturity Date            Interest Rate             Amount
              --------------------        ----------------       -----------
              February 1, 1997               (1)  7.950%         $ 2,480,000
              September 1, 1997              (2) 10.350%             800,000
              February 1, 1998                    8.850%           1,500,000
              August 18, 1999                (3)  8.125%           1,000,000
              September 1, 1999                   8.800%           2,500,000
              December 1, 1999               (2)  8.600%             650,000
              January 2, 2000                (4)  7.875%           3,000,000
              March 1, 2000                       9.350%           1,000,000
              June 1, 2000                   (2)  9.300%             300,000
              June 1, 2000                   (5)  9.300%           2,000,000
              June 1, 2000                   (6)  9.300%           1,030,000
              September 1, 2000                   9.600%           4,310,000
              December 1, 2002               (2)  7.510%             510,000
              September 1, 2004              (7)  5.200%           3,000,000
              September 1, 2004                   8.200%           3,000,000
              March 1, 2005                  (8)  4.840%           3,000,000
              June 1, 2005                   (9)  3.690%           5,000,000
              September 1, 2005             (10)  3.875%           7,000,000
              September 1, 2006                   7.590%           2,490,000
                                                                 -----------
                                                                 $44,570,000
                                                                 ===========

         (1)      Paid off in February 1997.

         (2) During April 1995, the Company assumed $2,260,000 in SBA debentures from a non-affiliated small business investment corporation in exchange for loans receivable of $2,109,062 and cash of $150,938. The loans acquired were initially originated by the Company and a portion sold to the non-affiliated small business investment corporation. All of these loans were purchased at par and were performing according to their terms at the time of reacquisition.

         (3) The interest rate on this debenture was 5.125% through August 18, 1994, as a result of the subsidy program provided by the SBA.

         (4) The interest rate on this debenture was 4.875% through January 2, 1995, as a result of the subsidy program provided by the SBA.

         (5) The interest rate on this debenture was 6.300% through June 1, 1995, as a result of the subsidy program provided by the SBA.

         (6) During May 1996, the Company assumed $1,030,000 in SBA debentures from a non-affiliated SBIC in exchange for loans receivable of approximately $200,000 and cash of approximately $900,000. The loans acquired were initially originated by the Company and a portion sold to the non-affiliated SBIC. All of these loans were purchased at par and were performing according to their terms at the time of reacquisition.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  SBA DEBENTURES PAYABLE: (CONTINUED)

         (7) The interest rate will increase to 8.200% in September 1999 until maturity.

         (8) The interest rate will increase to 7.840% in March 2000 until maturity.

         (9) The interest rate will increase to 6.690% in June 2000 until maturity.

         (10) The interest rate will increase to 6.875% in September 2000 until maturity.

NOTE 7.  COMMITMENTS AND CONTINGENCIES:

         OPERATING LEASES

         During 1991, the Company entered into an agreement to lease its corporate office space for a 15 year period from a corporation, a majority of whose principals are officers and directors of the Company. Leasehold improvements of $150,000 have been paid to the corporation for costs incurred during the build-out of the leased premises. The lease has been amended to allow the Company to terminate such lease without penalty upon 60 days written notice to the corporation. The Company has also entered into agreements to lease additional space in the same building for one year periods.

         The independent members of the Board of Directors decide on an annual basis whether PMC will continue the leases and the annual lease payment.

         At December 31, 1996, the Company has additional agreements to lease office space in Florida and Georgia.

         Rental expense amounted to approximately $213,000 , $203,000 and $176,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

         Future minimum lease payments at December 31, 1996 are as follows:


                Year Ending
                December 31,                Amount
                ------------             -----------
                     1997                $  227,000
                     1998                   225,000
                     1999                   226,000
                     2000                   223,000
                     2001                   235,000
                     Thereafter           1,364,000
                                         ----------
                                         $2,500,000
                                         ==========


         LOAN COMMITMENTS

         Loan commitments outstanding at December 31, 1996, to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $45.9 million. Of these commitments, $5.0 million are for loans to be originated by First Western, a portion of which will be sold pursuant to SBA Guaranteed Sales. These commitments are made in the ordinary course of the Company's business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.  COMMITMENTS AND CONTINGENCIES: (CONTINUED)

         EMPLOYMENT AGREEMENTS
         The Company has employment contracts with certain of its officers for terms expiring June 1999. Annual remuneration during the term of the contracts range from $125,000 to $300,000. Future minimum payments under these contracts are as follows:



                   Year Ending
                   December 31,               Amount
                   ------------             ----------
                       1997                 $1,148,000
                       1998                  1,075,000
                       1999                    538,000
                                            ----------
                                            $2,761,000
                                            ==========




         During the years ended December 31, 1996, 1995 and 1994 compensation to officers was approximately $1,382,000, $1,229,000 and $1,243,000, respectively.

         LITIGATION
         In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 8.  CREDIT AND INTEREST RATE RISK:

         In connection with First Western's structured sale of a 94% portion of certain unguaranteed SBA loans during December 1994, the Company is subject to credit risk. Total proceeds from the sale amounted to $24.8 million. Pursuant to the structured sale, the investors' protection from losses is provided by: (i) the subordination of the Company's right to receive payment on loans receivable totaling approximately $1.6 million at the time of sale ($1.0 million at December 31, 1996),
         (ii) the subordination of the Company's right to receive the Servicing Spread on those loans sold in the securitization ($1,335,000 at December 31, 1996, included in Excess Servicing Asset on the accompanying balance sheet) and (iii) cash deposits provided by the Company. At December 31, 1996, approximately $1,229,000 of cash deposits held in interest bearing accounts were restricted. In connection with this structured sale, a valuation reserve of $2.6 million was established at the time of sale. At December 31, 1996 the valuation reserve was $1,533,000.

         In connection with the Company's investment in the Partnership, all payments of principal and interest on the loans contributed to the Partnership are to be deposited with the trustee and are used to pay the noteholders the required monthly principal and interest then due on the notes pursuant to the Trust Indenture (as defined below) prior to releasing any excess funds to the Partnership free and clear of the Trust Indenture. The Partnership's obligations to the noteholders are also collateralized by: (i) the differential between the outstanding principal balance remaining due on the underlying loans held by the Partnership and the balance due the noteholders, (ii) the reserve account established to provide liquidity to the noteholders ( the "Reserve Account") and (iii) money held in the operating accounts of the Partnership to the extent they are restricted pursuant to the terms of the trust indenture established by the noteholders, the Company and the Partnership (the "Trust Indenture"). The Trust Indenture provides for several covenants which would require, under certain circumstances, that the excess cash , after payment of the required principal and interest to the Partnership Noteholders (the "Excess Cash"), be retained in the Reserve Account until the covenants are in compliance. Of the assets of the Partnership at December 31, 1996, approximately $280,000 was Excess Cash which was distributed to the Partners in January 1997.

         The Company has a fundamental policy that requires investment of at least 25% of its total assets in the lodging industry, and allows investment of up to 100% of total assets in this industry. At December 31, 1996 and 1995, loans to businesses in the lodging industry comprised 44% and 55% of its total assets, respectively, and 77% and 78% of

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.  CREDIT AND INTEREST RATE RISK: (CONTINUED)

         its loans receivable, net, respectively. There can be no assurance that the Company will continue to experience the positive results it has historically acheived from these lending activities or that market conditions will enable the Company to maintain or increase this level of loan concentration. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Company. Additionally, loans to businesses located in Texas, Florida and Georgia currently comprise approximately 38%, 13% and 11% of the Company's outstanding loan portfolio, respectively. A decline in economic conditions in any of these states may adversely affect the Company.

         Net income of the Company is effected by the spread between the rate at which it borrows funds and the rate at which it loans these funds. The portfolios of PMC Capital, Western Financial and PMIC have typically been long-term and at fixed rates and the borrowed funds of these companies are typically long-term and at fixed rates. First Western originates variable rate loans and has utilized equity capital of PMC Capital and a structured sale in 1994 to obtain funds necessary to originate loans. If the yield on loans originated by the Company with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, the Company's cash flow will be reduced. During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield and the market price of the Common Stock. Most of the fixed rate loans that the Company originates have prepayment penalties. If interest rates decline, the Company may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be reloaned or invested at lower rates, which may have an adverse effect on the Company's ability to maintain distributions at existing levels.

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

         PMIC is entitled to redeem, in whole or in part, the 3% Preferred Stock by paying 35% of the par value of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $90,000 on the 3% Preferred Stock were recognized during each of the years ended December 31, 1996, 1995 and 1994.

         The 4% Preferred Stock was issued during 1994 ($2,000,000) and 1995 ($2,000,000), and must be redeemed at par no later than 15 years from the date of issuance. Dividends of approximately $160,000, $132,000 and $22,000 were recognized on the 4% Preferred Stock during the years ended December 31, 1996, 1995 and 1994, respectively.

         Neither series of Preferred Stock has any preemptive or conversion rights. The Preferred Stock provides for a liquidation preference in the amount of $100 per share plus accrued and unpaid dividends.

NOTE 10. SHAREHOLDERS' EQUITY:

         The Company has a dividend reinvestment and cash purchase plan (the "Plan") for up to 1,000,000 shares of common stock. As amended, participants in the Plan have the option to reinvest all or a portion of dividends received plus an optional cash purchase of up to $10,000 per month. The purchase price of the shares is 98% of the average of the high and low price of the common stock as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. During the years ended December 31, 1996, 1995 and 1994, the Company issued 291,042, 187,005 and 81,345 shares of common stock pursuant to the Plan for proceeds (through cash and the reinvestment of dividends) of approximately $3.7 million, $2.2 million and $1.2 million, respectively.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. EARNINGS PER COMMON SHARE COMPUTATIONS:

         The computations of earnings per common share are based on the weighted average number of shares outstanding of the Company. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMIC. Preferred stock dividend requirements were approximately $250,000, $222,000 and $112,000 during the years ended December 31, 1996, 1995 and 1994, respectively. The weighted average number of shares used in the computations of earnings per common share were 11.0 million, 10.8 million and 10.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 12. BORROWER ADVANCES:

         The Company finances several projects during the construction phase. At December 31, 1996, the Company was in the process of funding approximately $15.1 million in construction projects, of which $5.9 million in funding remained. As part of the monitoring process to verify that the borrowers' cash equity is utilized for its intended purpose, the Company deposits amounts received from the borrowers and releases the funds upon presentation of appropriate supporting documentation. The Company had approximately $1.8 million and $2.3 million in funds held on behalf of borrowers at December 31, 1996 and 1995, respectively.

NOTE 13. PROFIT SHARING PLAN:

         The Company has a profit sharing plan available to its full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to the profit sharing plan, the Company has expensed approximately $217,000, $188,000 and $168,000 during the years ended December 31, 1996, 1995 and 1994, respectively. Contributions to the profit sharing plan are at the discretion of the Board of Directors.

NOTE 14. RELATED PARTY TRANSACTIONS:

         Pursuant to agreements between PMC Capital and its wholly owned subsidiaries, during the three years in the period ended December 31, 1996, PMC provided certain services to the subsidiaries at no cost. These services and costs include salaries, rent and other general corporate expenses. However, PMC retains all cash premiums on First Western's SBA Guaranteed Sales ($1,937,000, $2,927,000 and $2,734,000
         during the years ended December 31, 1996, 1995 and 1994, respectively) as compensation for these services and for the working capital provided by PMC Capital to First Western.

         During December 1993, PMC Advisers entered into an investment management agreement with the Trust. The officers and certain trust managers of the Trust are officers and directors of PMC. Pursuant to its agreement with PMC Advisers, through June 30, 1996 the Trust paid PMC Advisers a base annual servicing fee of 0.50% of the average assets (as defined in the agreement) of the Trust under management plus an advisory fee of 1% of the average invested assets (as defined in the agreement ) of the Trust. In addition, PMC Advisers earned an advisory fee up to 1% of the average invested assets upon meeting certain criteria in regards to investment returns to the Trust shareholders. All such advisory fees were reduced by 50% with respect to the value of average invested assets that exceed the beneficiaries' equity of the Trust as a result of leverage or the issuance of preferred shares.

         Effective July 1, 1996, the Investment Management Agreement was amended to include compensation to PMC Advisers for its assistance in any issuance of debt or equity securities for PMC Commercial. Such compensation includes a consulting fee based on (i) 12.5% of any offering fees incurred by PMC Commercial pursuant to the public offering or private placement of its common shares, and (ii) 50% of any issuance or placement fees incurred by PMC Commercial pursuant to the public offering or private placement of its debt securities or preferred shares of beneficial interest. Of the amount of servicing and advisory fees paid or payable to PMC Advisers as of December 31, 1996, approximately $251,000 was earned pursuant to a public offering of common shares by PMC Commercial in July 1996.

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. RELATED PARTY TRANSACTIONS: (CONTINUED)

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

         Pursuant to the applicable investment management agreement between PMC Advisers and PMC Commercial, PMC Advisers earned $1.6 million, $1.2 million and $429,000 during the years ended December 31, 1996, 1995 and 1994, respectively.

NOTE 15. UNCONSOLIDATED WHOLLY-OWNED ENTITIES:

         As described in Note 1, PMC Advisers, PMC Funding, PMC Capital Corp., PMC Trust 1996-A and the Partnership are accounted for under the equity method of accounting. The condensed balance sheet and income statement, as applicable, for each of the entities on an individual basis are provided for below (rounded to the nearest thousand).

         PMC ADVISERS

         The following is the condensed balance sheet for PMC Advisers as of December 31, 1996 and 1995 and the condensed statements of income for the years ended December 31, 1996, 1995 and 1994:

                            CONDENSED BALANCE SHEET


                                                   DECEMBER 31,
                                               -------------------
                                                 1996       1995
                                               --------   --------
        ASSETS
Cash and cash equivalents ..................   $ 63,000   $140,000
Due from affiliate .........................    649,000    841,000
Other assets ...............................      7,000      2,000
                                               --------   --------
                                               $719,000   $983,000
                                               ========   ========

        LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
     Due to parent .........................   $395,000   $365,000
     Deferred fee revenue ..................    286,000    592,000
     Other liabilities .....................     12,000       --
                                               --------   --------
                                                693,000    957,000
                                               --------   --------
SHAREHOLDER'S EQUITY:
     Common stock ..........................      1,000      1,000
     Additional paid-in capital ............     25,000     25,000
                                               --------   --------
                                                 26,000     26,000
                                               --------   --------
                                               $719,000   $983,000
                                               ========   ========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  UNCONSOLIDATED WHOLLY-OWNED ENTITIES: (CONTINUED)

                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                          1996         1995         1994
                                       ----------   ----------   ----------
INCOME:
     Management fee ................   $1,562,000   $1,190,000   $  429,000
     Other income ..................       14,000       55,000      194,000
                                       ----------   ----------   ----------
        Total income ...............    1,576,000    1,245,000      623,000
                                       ----------   ----------   ----------
EXPENSES:
     General and administrative ....    1,572,000    1,242,000      620,000
     Other .........................        4,000        3,000        3,000
                                       ----------   ----------   ----------
        Total expenses .............    1,576,000    1,245,000      623,000
                                       ----------   ----------   ----------

        NET INCOME.................    $     --     $     --     $     --
                                       ==========   ==========   ==========


         PMC Capital allocates overhead to PMC Advisers to the extent that PMC Advisers utilizes the staff and facilities of PMC Capital. The overhead allocated during the years ended December 31, 1996, 1995 and 1994, were $1,571,000, $1,190,000 and $620,000, respectively. These amounts are included in Other income, net on the accompanying Statements of Operations. In no event will the allocated expenses exceed the income available from the operations of PMC Advisers.

         PMC FUNDING CORP.

         The following is the condensed balance sheet for PMC Funding Corp. as of December 31, 1996 and 1995 and the condensed statements of income for the years ended December 31, 1996 and 1995:


                            CONDENSED BALANCE SHEET

                                                              DECEMBER 31,
                                                       ------------------------
                                                          1996          1995
                                                       ----------    ----------
        ASSETS
Cash and cash equivalents ..........................   $   81,000    $  277,000
Property and equipment .............................      628,000       646,000
Other assets .......................................       26,000         7,000
                                                       ----------    ----------
                                                       $  735,000    $  930,000
                                                       ==========    ==========
        LIABILITIES AND SHAREHOLDER'S EQUITY
LIABILITIES:
     Due to Parent .................................   $  642,000    $  766,000
     Other liabilities .............................         --         162,000
                                                       ----------    ----------
                                                          642,000       928,000
                                                       ----------    ----------
SHAREHOLDER'S EQUITY:
     Common stock and additional paid-in capital ...      451,000       401,000
     Accumulated deficit ...........................     (358,000)     (399,000)
                                                       ----------    ----------
                                                           93,000         2,000
                                                       ----------    ----------
                                                       $  735,000    $  930,000
                                                       ==========    ==========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  UNCONSOLIDATED WHOLLY-OWNED ENTITIES: (CONTINUED)

                         CONDENSED STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                           1996         1995
                                                        ----------   ----------
INCOME:
        Investment income ...........................   $    3,000   $    3,000
        Other income, net ...........................      173,000       46,000
                                                        ----------   ----------
                                                           176,000       49,000
                                                        ----------   ----------
EXPENSES:
        General and administrative expense ..........      135,000      126,000
                                                        ----------   ----------

             NET INCOME (LOSS) ......................   $   41,000   $  (77,000)
                                                        ==========   ==========

         PMC CAPITAL LIMITED PARTNERSHIP

         On November 13, 1996, the Partnership (a newly formed special purpose affiliate of the Company) completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the "Notes"). The Notes, issued at par, which have a stated maturity in 2005 and bear interest at the rate of 6.725% per annum, are collateralized by approximately $45.7 million of loans contributed by PMC Capital to the Partnership. In connection with this private placement, the Notes were given a rating of "Aa2" by Moody's Investors Service. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the loans. The net proceeds from the issuance of the Notes (approximately $37.5 million before giving effect to payment of offering costs of approximately $396,000 and after giving effect to the funding of a $2.04 million reserve fund held by the trustee as collateral) were distributed to PMC Capital. The net effect of the contributed loans less the distributed funds comprises the limited partners capital on the following condensed statement of assets, liabilities and partners' capital.

         The following is the condensed statement of assets, liabilities and partners' capital for PMC Capital Limited Partnership as of December 31, 1996 and for the period November 8, 1996 (inception) to December 31, 1996:

                                CONDENSED STATEMENT OF
                       ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
     ASSETS
Loans receivable, net ............................................   $41,805,000
Restricted Investments - money market funds and cash .............     5,444,000
Due from affiliates ..............................................       826,000
Deferred borrowing costs and other assets ........................       640,000
                                                                     -----------

                                                                     $48,715,000
                                                                     ===========
     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
     Notes payable ...............................................   $40,183,000
     Accrued interest payable ....................................       233,000
     Due to affiliates ...........................................        83.000
                                                                     -----------
                                                                      40,499,000
                                                                     -----------

PARTNERS' CAPITAL:
     General Partner's interest .................................         11,000
     Limited Partner's interest .................................      8,205,000
                                                                     -----------
                                                                       8,216,000
                                                                     -----------
                                                                     $48,715,000
                                                                     ===========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15.  UNCONSOLIDATED WHOLLY-OWNED ENTITIES: (CONTINUED)


                         CONDENSED STATEMENT OF INCOME
                  FOR THE PERIOD NOVEMBER 8, 1996 (INCEPTION)
                              TO DECEMBER 31, 1996

INCOME:
     Investment income ......................   $710,000
                                                --------
EXPENSES:
     Interest expense .......................    362,000
     General and administrative expense .....     20,000
                                                --------
                                                 382,000
                                                --------
NET INCOME ..................................   $328,000
                                                ========


PMC CAPITAL CORP. AND PMC TRUST 1996-A:

The following is the condensed combined balance sheet for PMC Capital Corp. (the independent trustee of the general partner for PMC Capital Limited Partnership) and PMC Trust 1996-A (the general partner for PMC Capital Limited Partnership), as of December 31, 1996. PMC Capital Corp. and PMC Trust 1996-A did not have any income statement activity from inception through December 31, 1996 other than approximately $3,000 earned pursuant to PMC Trust 1996-A's interest in the Partnership of which $2,000 was distributed as a dividend to PMC
Capital:

                        CONDENSED COMBINED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                        1996
                                                                    ------------
     ASSETS
Cash ............................................................   $      1,000
Investment in Partnership .......................................         11,000
Due from parent .................................................        250,000
                                                                    ------------
                                                                    $    262,000
                                                                    ============
     SHAREHOLDERS' AND BENEFICIAL OWNERS EQUITY
Common stock and beneficial owners beneficial interest ..........        261,000
Retained earnings ...............................................          1,000
                                                                    ------------
                                                                    $    262,000
                                                                    ============

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. COMBINED FINANCIAL STATEMENTS:

         As described in Note 1, the consolidated financial statements include the accounts of PMC and its wholly owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding Corp., the Partnership, PMC Capital Corp. and PMC Trust 1996-A (the "Unconsolidated Entities") are accounted for by the equity method of accounting in conformity with Federal securities law. The following is the condensed combined balance sheet as of December 31, 1996 and the condensed combined income statement for the year ended December 31, 1996 for the Company and the Unconsolidated Entities.

                       CONDENSED COMBINED BALANCE SHEET
                                (In thousands)

                                                                   DECEMBER 31,
                                                                       1996
                                                                   ------------
ASSETS
Investments at value:
     Loans receivable, net .....................................   $    135,159
     Cash equivalents ..........................................         49,816
     Excess servicing asset ....................................          6,429
     Restricted investments and real property owned ............          6,976
                                                                   ------------
                                                                        198,380
Other assets ...................................................          6,222
                                                                   ------------
     Total assets ..............................................   $    204,602
                                                                   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     SBA debentures payable ....................................   $     44,570
     Notes payable .............................................         75,183
     Other liabilities .........................................         14,946
                                                                   ------------
                                                                        134,699
                                                                   ------------
     Cumulative preferred stock of subsidiary ..................          7,000
                                                                   ------------

SHAREHOLDERS' EQUITY:
     Common Stock ..............................................            112
     Additional paid-in capital ................................         62,125
     Undistributed net operating income ........................          1,101
     Net unrealized depreciation on investments ................           (435)
                                                                   ------------
                                                                         62,903
                                                                   ------------
     Total liabilities and shareholders' equity ................   $    204,602
                                                                   ============

                     CONDENSED COMBINED STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (In thousands)

INCOME:
     Investment income .........................................   $     21,835
     Other income, net .........................................          2,504
                                                                   ------------
        Total income ...........................................         24,339
                                                                   ------------
EXPENSES:
     Salaries and related benefits .............................          3,180
     General and administrative expenses .......................            998
     Interest ..................................................          6,070
     Other .....................................................            724
                                                                   ------------
        Total expense ..........................................         10,972
                                                                   ------------
Net operating income ...........................................         13,367
Realized and unrealized gain (loss) on investments .............           (147)
                                                                   ------------
NET OPERATING INCOME AND REALIZED AND UNREALIZED
        GAIN (LOSS) ON INVESTMENTS .............................   $     13,220
                                                                   ============

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUES OF FINANCIAL INSTRUMENTS:

         The estimates of fair value as required by SFAS No. 107 differ from the value of the financial assets and liabilities determined by the Board of Directors primarily as a result of the effects of discounting future cash flows. Considerable judgement is required to interpret market data and develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts of the Company could realize in a current market exchange or the amount that ultimately will be realized by the Company upon maturity or disposition.

         The estimated fair values of the Company's financial instruments pursuant to SFAS No. 107 are as follows:

                                             1996                 1995
                                      -------------------   --------------------
                                                Estimated              Estimated
                                      Carrying     Fair     Carrying     Fair
                                       Amount     Value      Amount      Value
                                      --------  ---------   --------   ---------
                                                    (In thousands)
Assets:
      Loans receivable, net .......   $ 93,354   $ 97,048   $110,499   $114,353
      Cash and cash equivalents ...     50,017     50,017     31,574     31,574
      Restricted investments ......      1,229      1,229      1,785      1,785
      Excess servicing asset ......      6,429      6,429      7,514      7,514

Liabilities:
      Debentures payable ..........     44,570     42,864     43,540     42,362
      Notes payable ...............     35,000     34,310     35,000     34,881


          Loans receivable, net: The estimated fair value for all fixed rate loans is estimated by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and accordingly, delinquent loans have been disregarded in the valuation methodologies employed.

          Cash and cash equivalents, restricted investments and excess servicing asset: The carrying amount is a reasonable estimation of fair value.

          Debentures payable and notes payable: The estimated fair value is based on present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.


NOTE 18.  WRITE-DOWN OF REGISTRATION COSTS:

          In 1994, PMC Investment Corporation ("PMIC") filed a registration statement with the Securities and Exchange Commission to register shares of its common stock. The Company had incurred approximately $136,000 in costs in connection with the filing of the registration statement. PMIC, a licensed specialized small business investment company, uses long-term funds provided by the SBA through the issuance of Debentures (which are guaranteed by the SBA and on which the interest rate is reduced through an SBA subsidy of 3% during the first five years). Due to the lack of availability of SBA subsidized Debentures or preferred stock for the SSBIC program, the Company believed the registration would not be completed in the near term. Accordingly, during the year ended December 31, 1995, the Company expensed the costs of registration.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATING BALANCE SHEET
                               DECEMBER 31, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                           CONSOLIDATED
                                                                              BEFORE
                                                          ELIMINATION       ELIMINATION   PMC CAPITAL,
                                          CONSOLIDATED      ENTRIES           ENTRIES          INC.
                                          ------------   ------------      ------------   ------------
              ASSETS

INVESTMENTS AT VALUE, SEE ACCOMPANYING SCHEDULE:
  Loans receivable, net ................  $     93,354   $       --        $     93,354   $     24,074
  Cash equivalents .....................        49,677           --              49,677         13,178
  Investment in subsidiaries ...........         8,585        (24,428)(a)        33,013         33,013
  Excess servicing asset, net ..........         6,429           --               6,429           --
  Restricted investments ...............         1,229           --               1,229           --
  Real property owned ..................           303           --                 303           --
                                          ------------   ------------      ------------   ------------

Total investments ......................       159,577        (24,428)          184,005         70,265
                                          ------------   ------------      ------------   ------------

OTHER ASSETS:
  Receivable for loans sold ............         2,508           --               2,508            222
  Due from affiliates ..................         1,097        (33,466)(b)        34,563         34,494
  Deferred charges, deposits and
    other assets .......................           885           --                 885            216
  Accrued interest receivable ..........           376           --                 376            157
  Cash .................................           340           --                 340            140
  Property and equipment, net ..........           181           --                 181             82
                                          ------------   ------------      ------------   ------------

Total other assets .....................         5,387        (33,466)           38,853         35,311
                                          ------------   ------------      ------------   ------------

TOTAL ASSETS ...........................  $    164,964   $    (57,894)     $    222,858   $    105,576
                                          ============   ============      ============   ============



  LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable ...............  $     44,570   $       --        $     44,570   $       --
  Notes payable ........................        35,000           --              35,000         35,000
  Accounts payable .....................         4,145           --               4,145            132
  Dividends payable ....................         3,635           --               3,635          3,572
  Allowance for credit losses
    on loans sold ......................         1,533           --               1,533           --
  Borrower advances ....................         1,795           --               1,795            184
  Accrued interest payable .............         1,442           --               1,442            433
  Due to affiliates ....................         1,076        (33,466)(b)        34,542          1,076
  Deferred fee revenue .................           419           --                 419            167
  Other liabilities ....................         1,446           --               1,446          1,074
                                          ------------   ------------      ------------   ------------

Total liabilities ......................        95,061        (33,466)          128,527         41,638
                                          ------------   ------------      ------------   ------------

Cumulative preferred stock
  of subsidiary ........................         7,000          3,000             4,000           --
                                          ------------   ------------      ------------   ------------

SHAREHOLDERS' EQUITY:
  Cumulative preferred stock
    of subsidiary, 3% ..................          --           (3,000)(a)         3,000           --
  Common stock .........................           112            (22)(a)           134            112
  Additional paid-in capital ...........        62,125        (22,373)(a)        84,498         62,125
  Undistributed net operating income ...         1,101         (3,033)(a)         4,134          1,701
  Net unrealized depreciation
    on investments .....................          (435)          --                (435)          --
                                          ------------   ------------      ------------   ------------

                                                62,903        (28,428)           91,331         63,938
  Less treasury stock ..................          --            1,000            (1,000)          --
                                          ------------   ------------      ------------   ------------

Total shareholders' equity .............        62,903        (27,428)           90,331         63,938
                                          ------------   ------------      ------------   ------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY .................  $    164,964   $    (57,894)     $    222,858   $    105,576
                                          ============   ============      ============   ============

NET ASSET VALUE PER COMMON SHARE .......  $       5.64
                                          ============
                                             FIRST         WESTERN
                                          WESTERN SBLC,   FINANCIAL         PMC
                                              AND          CAPITAL       INVESTMENT
                                           SUBSIDIARY    CORPORATION    CORPORATION
                                          ------------   ------------   ------------
                ASSETS

INVESTMENTS AT VALUE, SEE ACCOMPANYING SCHEDULE:
  Loans receivable, net ................  $     26,305   $     14,413   $     28,562
  Cash equivalents .....................         5,172         14,668         16,659
  Investment in subsidiaries ...........          --             --             --
  Excess servicing asset, net ..........         6,429           --             --
  Restricted investments ...............         1,229           --             --
  Real property owned ..................           163            140           --
                                          ------------   ------------   ------------

Total investments ......................        39,298         29,221         45,221
                                          ------------   ------------   ------------

OTHER ASSETS:
  Receivable for loans sold ............         2,286           --             --
  Due from affiliates ..................             9             29             31
  Deferred charges, deposits and
    other assets .......................            86            167            416
  Accrued interest receivable ..........            15             68            136
  Cash .................................           158             18             24
  Property and equipment, net ..........            33             33             33
                                          ------------   ------------   ------------

Total other assets .....................         2,587            315            640
                                          ------------   ------------   ------------

TOTAL ASSETS ...........................  $     41,885   $     29,536   $     45,861
                                          ============   ============   ============



  LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable ...............  $       --     $     20,570   $     24,000
  Notes payable ........................          --             --             --
  Accounts payable .....................         4,011           --                2
  Dividends payable ....................          --             --               63
  Allowance for credit losses
    on loans sold ......................         1,533           --             --
  Borrower advances ....................         1,048            231            332
  Accrued interest payable .............            51            563            395
  Due to affiliates ....................        32,340             93          1,033
  Deferred fee revenue .................            32             90            130
  Other liabilities ....................           298             26             48
                                          ------------   ------------   ------------

Total liabilities ......................        39,313         21,573         26,003
                                          ------------   ------------   ------------

Cumulative preferred stock
  of subsidiary ........................          --             --            4,000
                                          ------------   ------------   ------------

SHAREHOLDERS' EQUITY:
  Cumulative preferred stock
    of subsidiary, 3% ..................          --             --            3,000
  Common stock .........................          --               21              1
  Additional paid-in capital ...........         2,000          7,934         12,439
  Undistributed net operating income ...         1,796            110            527
  Net unrealized depreciation
    on investments .....................          (224)          (102)          (109)
                                          ------------   ------------   ------------

                                                 3,572          7,963         15,858
  Less treasury stock ..................        (1,000)          --             --
                                          ------------   ------------   ------------

Total shareholders' equity .............         2,572          7,963         15,858
                                          ------------   ------------   ------------

TOTAL LIABILITIES AND
  SHAREHOLDERS' EQUITY .................  $     41,885   $     29,536   $     45,861
                                          ============   ============   ============

NET ASSET VALUE PER COMMON SHARE .......


(a) To eliminate PMC Capital, Inc.'s investment in its wholly owned investment company subsidiaries.
(b) To eliminate intercompany advances.

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATING FINANCIAL STATEMENTS

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                           CONSOLIDATED
                                                                              BEFORE
                                                          ELIMINATION       ELIMINATION   PMC CAPITAL,
                                          CONSOLIDATED      ENTRIES           ENTRIES          INC.
                                          ------------   ------------      ------------   ------------
Investment income:
  Interest .............................  $     18,571   $       --        $     18,571   $      3,950
  Premium income .......................         1,942           --               1,942          1,937
  Other investment income, net .........           608           --                 608            260
                                          ------------   ------------      ------------   ------------

Total investment income ................        21,121           --              21,121          6,147

Other income, net ......................         2,331           --               2,331          1,805
Equity in income (loss) of
  subsidiaries .........................           369        (12,038)(a)        12,407         12,407
                                          ------------   ------------      ------------   ------------

Total income ...........................        23,821        (12,038)           35,859         20,359
                                          ------------   ------------      ------------   ------------

Expense:
  Interest .............................         5,708           --               5,708          2,624
  Salaries and related benefits ........         3,180           --               3,180          3,180
  General and administrative ...........           843           --                 843            721
  Profit sharing plan ..................           217           --                 217            217
  Rent .................................           213           --                 213            213
  Legal and Accounting .................           149           --                 149            139
  Small Business Administration
    fees ...............................            99           --                  99           --
  Directors and shareholders
    expense ............................            45           --                  45             45
                                          ------------   ------------      ------------   ------------

Total expense ..........................        10,454           --              10,454          7,139
                                          ------------   ------------      ------------   ------------


Net  operating income ..................        13,367        (12,038)           25,405         13,220
                                          ------------   ------------      ------------   ------------

Realized and unrealized gain
  (loss) on investments:
    Loans written-off ..................          (214)          --                (214)          --
    Recoveries on loans written-off ....            35           --                  35           --
    Change in unrealized
      appreciation (depreciation)
      on investments ...................            32           --                  32           --
                                          ------------   ------------      ------------   ------------

                                                  (147)          --                (147)          --
                                          ------------   ------------      ------------   ------------

Net operating income and realized
  and unrealized gain (loss) on
  investments ..........................  $     13,220   $    (12,038)     $     25,258   $     13,220
                                          ============   ============      ============   ============

Earnings per common share ..............  $       1.18
                                          ============
                                             FIRST         WESTERN
                                          WESTERN SBLC,   FINANCIAL         PMC
                                              AND          CAPITAL       INVESTMENT
                                           SUBSIDIARY    CORPORATION    CORPORATION
                                          ------------   ------------   ------------
Investment income:
  Interest .............................  $      6,024   $      3,233   $      5,364
  Premium income .......................             5           --             --
  Other investment income, net .........            40            164            144
                                          ------------   ------------   ------------

Total investment income ................         6,069          3,397          5,508

Other income, net ......................           334             50            142
Equity in income (loss) of
  subsidiaries .........................          --             --             --
                                          ------------   ------------   ------------

Total income ...........................         6,403          3,447          5,650
                                          ------------   ------------   ------------

Expense:
  Interest .............................            16          1,781          1,287
  Salaries and related benefits ........          --             --             --
  General and administrative ...........            35             31             56
  Profit sharing plan ..................          --             --             --
  Rent .................................          --             --             --
  Legal and Accounting .................             3              1              6
  Small Business Administration
    fees ...............................          --               31             68
  Directors and shareholders
    expense ............................          --             --             --
                                          ------------   ------------   ------------

Total expense ..........................            54          1,844          1,417
                                          ------------   ------------   ------------


Net  operating income ..................         6,349          1,603          4,233
                                          ------------   ------------   ------------

Realized and unrealized gain
  (loss) on investments:
    Loans written-off ..................           (70)          (144)          --
    Recoveries on loans written-off ....            20           --               15
    Change in unrealized
      appreciation (depreciation)
      on investments ...................            (6)            80            (42)
                                          ------------   ------------   ------------

                                                   (56)           (64)           (27)
                                          ------------   ------------   ------------

Net operating income and realized
  and unrealized gain (loss) on
  investments ..........................  $      6,293   $      1,539   $      4,206
                                          ============   ============   ============

Earnings per common share ..............



(a) To eliminate PMC Capital, Inc.'s equity in the income of its wholly owned investment company subsidiaries.

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATING FINANCIAL STATEMENTS

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                CONSOLIDATING STATEMENT OF SHAREHOLDERS' EQUITY
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                                  NET
                                                                                               UNREALIZED
                                                                    ADDITIONAL UNDISTRIBUTED  APPRECIATION                TOTAL
                                                PREFERRED  COMMON    PAID-IN   NET OPERATING (DEPRECIATION)  TREASURY  SHAREHOLDERS'
                                                STOCK, 3%  STOCK     CAPITAL      INCOME     ON INVESTMENTS    STOCK      EQUITY
                                                --------- --------  ---------- ------------- -------------- ---------- ------------
PMC CAPITAL, INC

  BALANCES, JANUARY 1, 1996 .................... $   --   $    109  $   58,429  $      1,334  $       --    $     --   $     59,872

  Net income ...................................     --       --          --          13,220          --          --         13,220
  Dividend reinvestment plan, 180,767 shares ...     --          3       3,696          --            --          --          3,699
  Dividends on common stock ....................     --       --          --         (12,853)         --          --        (12,853)
                                                 -------- --------  ----------  ------------  ------------  ---------- ------------

  BALANCES, DECEMBER 31, 1996 .................. $   --   $    112  $   62,125  $      1,701  $       --    $     --   $     63,938
                                                  ======== ========  ==========  ============  ============  ========== ============

FIRST WESTERN SBLC, INC. AND SUBSIDIARY

  BALANCES, JANUARY 1, 1996 .................... $   --   $   --    $    2,000  $      1,497  $       (218) $ (1,000) $       2,279

  Net income ...................................     --       --          --           6,299            (6)       --          6,293
  Dividends to parent company ..................     --       --          --          (6,000)         --          --         (6,000)
                                                 -------- --------  ----------  ------------  ------------  ---------- ------------

  BALANCES, DECEMBER 31, 1996 .................. $   --   $   --    $    2,000  $      1,796  $       (224) $ (1,000) $       2,572
                                                 ======== ========  ==========  ============  ============  ========== ============

WESTERN FINANCIAL CAPITAL CORPORATION

  BALANCES, JANUARY 1, 1996 .................... $   --   $     21  $    7,434  $        401  $       (182) $     --   $      7,674

  Net income ...................................     --       --          --           1,459            80        --          1,539
  Contribution of capital ......................     --       --           500          --            --          --            500
  Dividends to parent company ..................     --       --          --          (1,750)         --          --         (1,750)
                                                 -------- --------  ----------  ------------  ------------  ---------- ------------

  BALANCES, DECEMBER 31, 1996 .................. $   --   $     21  $    7,934  $        110  $       (102) $     --   $      7,963
                                                 ======== ========  ==========  ============  ============  ========== ============

PMC INVESTMENT CORPORATION

  BALANCES, JANUARY 1, 1996 .................... $  3,000 $      1  $   12,439  $        480  $        (67) $     --   $     15,853

  Net income ...................................     --       --          --           4,248           (42)       --          4,206
  Dividends to parent company ..................     --       --          --          (3,950)         --          --         (3,950)
  Dividends, preferred .........................     --       --          --            (251)         --          --           (251)
                                                  -------- --------  ----------  ------------  ------------  ---------- ------------

  BALANCES, DECEMBER 31, 1996 .................. $  3,000 $      1  $   12,439  $        527  $       (109) $     --   $     15,858
                                                 ======== ========  ==========  ============  ============  ========== ============

ELIMINATION ADJUSTMENTS
  Equity in income of subsidiaries .............     --       --          --         (12,038)         --          --        (12,038)
  Dividends to parent ..........................     --       --          --          11,700          --          --         11,700
  Stock of subsidiaries ........................   (3,000)     (22)    (22,373)         --            --         1,000      (24,395)
  Undistributed earnings of subsidiaries .......     --       --          --          (2,695)         --          --         (2,695)
                                                 -------- --------  ----------  ------------  ------------  ---------- ------------

                                                   (3,000)     (22)    (22,373)       (3,033)         --         1,000      (27,428)
                                                 -------- --------  ----------  ------------  ------------  ---------- ------------


CONSOLIDATED ................................... $   --   $    112  $   62,125  $      1,101  $       (435) $     --   $     62,903
                                                 ======== ========  ==========  ============  ============  ========== ============

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATING FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                                 (IN THOUSANDS)

                                                                                      CONSOLIDATED
                                                                                         BEFORE
                                                                    ELIMINATION        ELIMINATION    PMC CAPITAL,
                                                   CONSOLIDATED       ENTRIES            ENTRIES           INC.
                                                   ------------    ------------       ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and
    unrealized gain (loss) on investments ......   $     13,220    $    (12,038)(a)   $     25,258    $     13,220
  Adjustments to reconcile net operating
    income and realized and unrealized
    gain (loss) on investments to net cash
    provided by (used in) operating activities:
     Loans funded, held for sale ...............        (21,915)           --              (21,915)           --
     Proceeds from sale of guaranteed loans ....         19,988            --               19,988            --
     Change in unrealized depreciation on
         investments and loans written-off .....            182            --                  182            --
     Unrealized premium income, net ............             (5)           --                   (5)           --
     Amortization and depreciation .............          1,084            --                1,084              84
     Accretion of loan discount and
       deferred fees ...........................           (957)           --                 (957)           (167)
     Deferred fees collected ...................            785            --                  785              52
     Equity in income of unconsolidated
       subsidiaries ............................           (369)           --                 (369)           (369)
     Net change in operating assets
       and liabilities:
         Accrued interest receivable ...........            347            --                  347              29
         Other assets ..........................            357            --                  357             148
         Accrued interest payable ..............              8            --                    8              (9)
         Borrower advances .....................           (465)           --                 (465)           (185)
         Other liabilities .....................          1,812            --                1,812             260
                                                   ------------    ------------       ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......         14,072         (12,038)            26,110          13,063
                                                   ------------    ------------       ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .................................        (48,239)          3,239(b)         (51,478)        (14,184)
  Principal collected and other adjustments ....         22,647          (3,239)(b)         25,886           7,384
  Loans transferred to (from) affiliate ........           --              --                 --           (34,379)
  Purchase of furniture and fixtures and
     other assets ..............................           (127)           --                 (127)            (31)
  Release of (investment in) restricted cash ...            556            --                  556            --
  Investment in subsidiaries ...................           (893)         12,538(a)         (13,431)        (13,431)
                                                   ------------    ------------       ------------    ------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES .........................        (26,056)         12,538            (38,594)        (54,641)
                                                   ------------    ------------       ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance or assumption
     of SBA debentures .........................            941            --                  941            --
   Proceeds from issuance of common stock ......          2,834            (500)(a)          3,334           2,834
   Proceeds from subsidiaries ..................         37,803         (11,700)(c)         49,503          49,503
   Payment of dividends on common stock ........        (11,935)         11,700(c)         (23,635)        (11,935)
   Payment of dividends on preferred stock .....           (250)           --                 (250)           --
   Advances from (to) affiliates, net ..........          1,114            --                1,114          (4,752)
   Payment of issuance costs on notes
     and debentures ............................            (80)           --                  (80)            (15)
                                                   ------------    ------------       ------------    ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES .........................         30,427            (500)            30,927          35,635
                                                   ------------    ------------       ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .............................         18,443            --               18,443          (5,943)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ............................         31,574            --               31,574          19,261
                                                   ------------    ------------       ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR .........   $     50,017    $       --         $     50,017    $     13,318
                                                   ============    ============       ============    ============

SUPPLEMENTAL DISCLOSURE:
   Interest paid ...............................   $      5,433    $       --         $      5,433    $      2,366
                                                   ============    ============       ============    ============

   Dividends reinvested ........................   $        880    $       --         $        880    $        880
                                                   ============    ============       ============    ============

   Loans receivable acquired in exchange
     for SBA debentures ........................   $        158    $       --         $        158    $       --
                                                   ============    ============       ============    ============

   Reclassification from loans receivable
     to real property owned ....................   $        453    $       --         $        453    $       --
                                                   ============    ============       ============    ============

   Loans contributed to unconsolidated
     subsidiary, net ...........................   $     45,145    $       --         $     45,145    $     45,145
                                                   ============    ============       ============    ============
                                                      FIRST          WESTERN
                                                   WESTERN SBLC,    FINANCIAL          PMC
                                                       AND           CAPITAL        INVESTMENT
                                                    SUBSIDIARY     CORPORATION     CORPORATION
                                                   ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and
    unrealized gain (loss) on investments ......   $      6,293    $      1,539    $      4,206
  Adjustments to reconcile net operating
    income and realized and unrealized
    gain (loss) on investments to net cash
    provided by (used in) operating activities:
     Loans funded, held for sale ...............        (21,915)           --              --
     Proceeds from sale of guaranteed loans ....         19,988            --              --
     Change in unrealized depreciation on
         investments and loans written-off .....             76              64              42
     Unrealized premium income, net ............             (5)           --              --
     Amortization and depreciation .............            907              34              59
     Accretion of loan discount and
       deferred fees ...........................           (350)           (166)           (274)
     Deferred fees collected ...................             35              90             608
     Equity in income of unconsolidated
       subsidiaries ............................           --              --              --
     Net change in operating assets
       and liabilities:
         Accrued interest receivable ...........            111             114              93
         Other assets ..........................            164              (3)             48
         Accrued interest payable ..............              6             (14)             25
         Borrower advances .....................           (225)             27             (82)
         Other liabilities .....................          1,597              (3)            (42)
                                                   ------------    ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......          6,682           1,682           4,683
                                                   ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .................................         (7,305)         (7,473)        (22,516)
  Principal collected and other adjustments ....          4,660           8,117           5,725
  Loans transferred to (from) affiliate ........           --             9,996          24,383
  Purchase of furniture and fixtures and
     other assets ..............................           --               (96)           --
  Release of (investment in) restricted cash ...            556            --              --
  Investment in subsidiaries ...................           --              --              --
                                                   ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES .........................         (2,089)         10,544           7,592
                                                   ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance or assumption
     of SBA debentures .........................           --               941            --
   Proceeds from issuance of common stock ......           --               500            --
   Proceeds from subsidiaries ..................           --              --              --
   Payment of dividends on common stock ........         (6,000)         (1,750)         (3,950)
   Payment of dividends on preferred stock .....           --              --              (250)
   Advances from (to) affiliates, net ..........          4,861              65             940
   Payment of issuance costs on notes
     and debentures ............................           --               (65)           --
                                                   ------------    ------------    ------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES ........................         (1,139)           (309)         (3,260)
                                                   ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .............................          3,454          11,917           9,015

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR ............................          1,876           2,769           7,668
                                                   ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR .........   $      5,330    $     14,686    $     16,683
                                                   ============    ============    ============

SUPPLEMENTAL DISCLOSURE:
   Interest paid ...............................   $         10    $      1,795    $      1,262
                                                   ============    ============    ============

   Dividends reinvested ........................   $       --      $       --      $       --
                                                   ============    ============    ============

   Loans receivable acquired in exchange
     for SBA debentures ........................   $       --      $        158    $       --
                                                   ============    ============    ============

   Reclassification from loans receivable
     to real property owned ....................   $        292    $        161    $       --
                                                   ============    ============    ============

   Loans contributed to unconsolidated
     subsidiary, net ...........................   $       --      $       --      $       --
                                                   ============    ============    ============

(a) To eliminate PMC Capital, Inc.'s equity in the income of its wholly owned subsidiaries and the increase in investment in its wholly owned subsidiaries.

(b) To eliminate the repurchase by PMC Investment Corporation of loans previously participated with Western Financial Capital Corporation.

(c) To eliminate dividends paid to PMC Capital, Inc. from its investment company subsidiaries.

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATING FINANCIAL STATEMENTS.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the General Partner
PMC Capital Limited Partnership:

We have audited the accompanying statement of assets, liabilities and partners' capital of PMC Capital Limited Partnership (the "Partnership") as of December 31, 1996, and the related statements of income, partners' capital and cash flows for the period from November 8, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partner, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMC Capital Limited Partnership as of December 31, 1996, and the results of its operations and its cash flows for the period from November 8, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.


                                                    COOPERS & LYBRAND L.L.P.


Dallas, Texas
March 5, 1997

                       PMC CAPITAL LIMITED PARTNERSHIP
             STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                               DECEMBER 31, 1996
                                 (IN THOUSANDS)



                                   ASSETS
INVESTMENTS AT VALUE:
  Loans receivable, net .............................................   $ 41,805
  Restricted investments -  money market funds and cash .............      5,444
                                                                        --------

TOTAL INVESTMENTS ...................................................     47,249
                                                                        --------

OTHER ASSETS:
  Due from affiliates ...............................................        826
  Deferred borrowing costs ..........................................        390
  Interest receivable ...............................................        239
  Other .............................................................         11
                                                                        --------

TOTAL OTHER ASSETS ..................................................      1,466
                                                                        --------

TOTAL ASSETS ........................................................   $ 48,715
                                                                        ========

                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Notes payable .....................................................   $ 40,183
  Accrued interest payable ..........................................        233
  Due to affiliates .................................................         83
                                                                        --------

TOTAL LIABILITIES ...................................................     40,499
                                                                        --------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

PARTNERS' CAPITAL:
   General Partner's interest .......................................         11
   Limited Partner's interest .......................................      8,205
                                                                        --------

                                                                           8,216
                                                                        --------

TOTAL LIABILITIES AND PARTNERS' CAPITAL .............................   $ 48,715
                                                                        ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       PMC CAPITAL LIMITED PARTNERSHIP
                              STATEMENT OF INCOME
         PERIOD FROM NOVEMBER 8, 1996 (INCEPTION) TO DECEMBER 31, 1996
                                 (IN THOUSANDS)



INVESTMENT INCOME:
  Interest .........................................................    $    599
  Other investment income, net .....................................         111
                                                                        --------

Total investment income ............................................         710
                                                                        --------

EXPENSES:
  Interest .........................................................         362
  General and administrative .......................................          20
                                                                        --------

Total expenses .....................................................         382
                                                                        --------


Net income .........................................................    $    328
                                                                        ========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       PMC CAPITAL LIMITED PARTNERSHIP
                         STATEMENT OF PARTNERS' CAPITAL
         PERIOD FROM NOVEMBER 8, 1996 (INCEPTION) TO DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                                Limited      General
                                               Partner's    Partner's
                                               Interest     Interest       Total
                                               ---------    ---------    ---------
BALANCE, NOVEMBER 8, 1996 (INCEPTION) ......   $    --      $    --      $    --

Limited Partner's contribution of loans
  receivable and other assets ..............      45,681         --         45,681

General Partner's cash contribution ........        --             10           10

Net income .................................         325            3          328

Partnership distributions ..................     (37,801)          (2)     (37,803)
                                               ---------    ---------    ---------


BALANCE, DECEMBER 31, 1996 .................   $   8,205    $      11    $   8,216
                                               =========    =========    =========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                       PMC CAPITAL LIMITED PARTNERSHIP
                            STATEMENT OF CASH FLOWS
         PERIOD FROM NOVEMBER 8, 1996 (INCEPTION) TO DECEMBER 31, 1996
                                 (IN THOUSANDS)




CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .......................................................   $    328
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Amortization ..................................................         16
     Accretion of loan discount and deferred fees ..................        (28)
     Net change in operating assets
       and liabilities:
         Interest receivable .......................................       (239)
         Other assets ..............................................        (11)
         Accrued interest payable ..................................        233
                                                                       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................        299
                                                                       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected and other adjustments ........................      3,904
  Investment in restricted cash, net ...............................     (5,444)
                                                                       --------
NET CASH USED IN INVESTING ACTIVITIES ..............................     (1,540)
                                                                       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable .........................     40,183
   Proceeds from issuance of general
     partnership interest ..........................................         10
   Partner distributions ...........................................    (37,803)
   Advances from (to) affiliates, net ..............................       (743)
   Payment of issuance costs on notes ..............................       (406)
                                                                       --------
NET CASH PROVIDED BY FINANCING ACTIVITIES ..........................      1,241
                                                                       --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............       --

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .....................       --
                                                                       --------

CASH AND CASH EQUIVALENTS, END OF YEAR .............................   $   --
                                                                       ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid ...................................................   $   --
                                                                       ========

   Loans receivable contributed from partners ......................   $ 45,681
                                                                       ========

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THE FINANCIAL STATEMENTS.

                        PMC CAPITAL LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          BUSINESS:

          PMC Capital Limited Partnership ("the Partnership") was formed as a Delaware limited partnership in November 1996 to act as a special purpose affiliate of PMC Capital, Inc. ("PMC Capital"). PMC Capital is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940. PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries. The Partnership was established to acquire loans from PMC Capital and to issue fixed-rate debt through a private placement. PMC Capital is either directly or indirectly the sole partner of the Partnership.

          PMC Capital Corp. is a Delaware corporation formed in November 1996 to be the independent trustee of the general partner of the Partnership. PMC Trust 1996-A is a Delaware business trust formed in November 1996 to be the general partner of the Partnership.

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

          VALUATION OF INVESTMENTS

          Loans receivable are carried at amortized cost which is the loan principal balance less deferred fees and discounts, unless there is doubt as to the realization of the loan (a "Problem Loan"). A valuation reserve is established for a Problem Loan based on the creditor's payment history, collateral value, guarantor support and other factors.

          Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 60 days. If a loan or a portion of a loan is classified as doubtful or is partially reserved or charged-off, the loan is classified as non-accrual. Loans that are on a current payment status or past due less than 60 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

          Deferred fees consist of non-refundable fees less direct loan origination costs. These fees are being recognized over the expected life of the related loan as an adjustment of yield.

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

          Other changes in the value of investments are included as changes in the unrealized appreciation (depreciation) on investments in the statement of income.

                        PMC CAPITAL LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

          INTEREST INCOME

          Interest income on loans is accrued as earned. The accrual of interest is generally suspended when the related loan becomes 60 days past due ("Non-accrual Loan"). Interest income on a Non-accrual Loan is recognized on the cash basis.

          DEFERRED BORROWING COSTS

          Costs incurred in connection with the issuance of notes payable are included in deferred borrowing costs. These costs are amortized over the estimated life of the related obligation.

          STATEMENT OF CASH FLOWS

          The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 2.   LOANS RECEIVABLE:

          On November 13, 1996, PMC Capital contributed approximately $45.7 million of loans (the "Contributed Loans") to the Partnership without recourse to PMC Capital.

          At December 31, 1996 their was no recorded investment in loans identified as impaired.

          The Company's portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of loans were as noted below:

                                Percentage of Loan Portfolio
               State                   December 31, 1996
               -----            ----------------------------

               Texas                         42%
               Florida                       10%
               Other                         48%
                                            ---
                                            100%
                                            ===

         There were no loans receivable; (i) greater than 60 days past due,
         (ii) on which litigation against the borrowers had commenced, or (iii) which were in the process of liquidation at December 31, 1996.


NOTE 3.  CREDIT RISK:

         At December 31, 1996, loans to businesses in the lodging industry comprised 85% of loans receivable and 74% of total assets. There can be no assurance that the Partnership will experience the positive results which PMC Capital has historically achieved from these lending activities. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Company. Additionally, loans to businesses located in Texas and Florida currently comprise approximately 42% and 10% of the Company's outstanding loan portfolio, respectively. A decline in economic conditions in any of these states may adversely affect the Partnership.

                        PMC CAPITAL LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4.    NOTES PAYABLE:

           On November 13, 1996, the Partnership completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the "Notes"). The Notes, issued at par, which have a stated maturity in 2005 and bear interest at the rate of 6.725% per annum, are collateralized by approximately $45.7 million of loans contributed by PMC Capital to the Partnership. In connection with this private placement, the Notes were given a rating of "Aa2" by Moody's Investors Service. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the loans. Required principal payments to the noteholders are based upon the collection of principal on the Contributed Loans. All principal collected on the Contributed Loans during the monthly period (as defined in the Trust Indenture) are used to make the required principal payment on the first business day of the following month.

NOTE 5.    PARTNERS' CAPITAL:

           The net proceeds from the issuance of the Notes (approximately $37.5 million before giving effect to payment of offering costs of approximately $396,000 and after giving effect to the funding of a $2.04 million reserve fund held by the trustee as collateral) were distributed to PMC Capital. Pursuant to an agreement between PMC Capital and PMC Trust 1996-A, PMC Trust 1996-A waived any rights it had under the partnership agreement to receive any portion of such distribution.

NOTE 6.    FAIR VALUES OF FINANCIAL INSTRUMENTS:

           The estimates of fair value as required by Statement of Financial Accounting Standards ("SFAS") No. 107 differ from the value of the financial assets and liabilities determined by the General Partner primarily as a result of the effects of discounting future cash flows. Considerable judgement is required to interpret market data and develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize in a current market exchange or the amount that ultimately will be realized by the Partnership upon maturity or disposition.

           The estimated fair values of the Partnership's financial instruments pursuant to SFAS No. 107 are as follows:

                                            1996
                                   ----------------------
                                               Estimated
                                   Carrying      Fair
                                    Amount       Value
                                   ----------------------
                                       (In thousands)

Assets:
    Loans receivable, net ......   $41,805       $44,115
    Restricted investments .....     5,444         5,444
Liabilities:
    Notes payable ..............    40,183        39,770


           Loans receivable, net: The estimated fair value for all fixed rate loans is estimated by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and accordingly, delinquent loans have been disregarded in the valuation methodologies employed.

                        PMC CAPITAL LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6.    FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED)


           Restricted investments : The carrying amount is a reasonable estimation of fair value.

           Notes payable: The estimated fair value is based on present value calculation using prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

NOTE 7.    RELATED PARTY TRANSACTIONS:

           At December 31, 1996, the balance in due to affiliates of $83,000 was a result of payments on loans receivable of affiliates deposited directly by the borrower into the Partnership's operating bank account. The balance in due from affiliates of $826,000 was a result of payments on the Partnership's loans receivable deposited directly by the borrower into an affiliate's operating bank account. These balances were transferred to the appropriate company subsequent to year end.

                                    EXHIBITS
                                    ---------

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

    3.2 By-Laws, as amended (incorporated by reference to Exhibit 2 to Amendment No.7 to the N-2 Registration
                Statement dated April 27, 1989).

    4.1 Certificate of Common Stock (incorporated by reference to Exhibit 4 to Amendment No. 1 to the N-2 Registration
                Statement dated November 10, 1993).

   *4.2 Debenture dated September 24, 1996 for $2,490,000 loan with SBA.

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

 **4.16        Senior Note dated July 19, 1993 for $9,000,000 with
               Life Insurance Company of Georgia.

 **4.17        Senior Note dated July 19, 1993 for $5,000,000 with
               SouthLand Life Insurance Company.

 **4.18 Senior Note dated December 15, 1993 for $2,000,000 with Peerless Insurance Company.

 **4.19 Senior Note dated December 15, 1993 for $3,000,000 with Security Life of Denver Insurance Company.

***4.20        Debenture dated March 29, 1995 for $3,000,000
               loan with SBA.

***4.21        Debenture dated June 28, 1995 for $5,000,000
               loan with SBA.

***4.22 Debenture dated September 27, 1995 for $7,000,000 loan with SBA.

***4.23 Debenture dated September 29, 1987 for $800,000 loan with SBA assumed from J & D Capital Corporation.

***4.24 Debenture dated December 20, 1989 for $650,000 loan with SBA assumed from J & D Capital Corporation.

***4.25        Debenture dated June 27,1990 for $300,000 loan with
               SBA assumed from J & D Capital Corporation.

***4.26 Debenture dated December 6, 1992 for $510,000 loan with SBA assumed from J & D Capital Corporation.

***4.27        Senior Note dated April 19, 1995 for $5,000,000 with
               Security Life of Denver Insurance Company.

***4.28        Senior Note dated April 19, 1995 for $2,000,000
               with Peerless Insurance Company.

***4.29        Senior Note dated April 19, 1995 for $2,000,000
               with Indiana Insurance Company.

***4.30        Senior Note dated April 19, 1995 for $1,000,000 with
               Security Life of Denver Insurance Company.

  *4.31        Debenture dated June 27, 1990 for $1,030,000
               assumed from ESLO Capital Corporation.

  *10.1 Employment contract between the Registrant and Lance B. Rosemore dated June 30, 1996.

  *10.2 Employment contract between the Registrant and Andrew S. Rosemore dated June 30, 1996.

  *10.3 Employment contract between the Registrant and Fredric M. Rosemore dated June 30, 1996.

  *10.4 Employment contract between the Registrant and Jan F. Salit dated June 30, 1996.

  *10.5 Employment contract between the Registrant and Barry N. Berlin dated June 30, 1996.

 **10.6 Employment contract between the Registrant and Mary J. Brownmiller dated August 1, 1994.

  *10.7        Master Promissory Note for $15,000,000
               with Bank One, Texas N.A.

  *10.8        Servicing Agreement by and among Sun Trust
               Bank, PMC Capital Limited Partnership and
               PMC Capital, Inc.

    *21        Subsidiaries of Registrant

    *27        Financial Data Schedule

-----------------------

*        Filed herewith
** Previously filed with the Commission as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1994
*** Previously filed with the Commission as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1995