Form 10-Q
period 1997-03-31
PMC CAPITAL INC
filed 1997-05-14
CIK 722571

                                  FORM 10 - Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                            OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to __________

                           Commission File Number    811-3780
                                                  ----------------------------
                               PMC CAPITAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            FLORIDA                                    59-2338439
---------------------------------          ------------------------------------
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

17290 Preston Road, 3rd Floor, Dallas, TX 75252         (972) 380-0044
----------------------------------------------- -------------------------------
   (Address of principal executive offices)     (Registrant's telephone number)

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

As of May 1, 1997, Registrant had outstanding 11,323,408 shares of Common Stock, par value $.01 per share.

                       PMC CAPITAL, INC. AND SUBSIDIARIES



                                     INDEX

PART I.  Financial Information                                           PAGE NO.
         ---------------------                                           --------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                    March 31, 1997 (Unaudited) and December 31, 1996        2

                  Consolidated Statements of Income (Unaudited) -
                    Three Months Ended March 31, 1997 and 1996              3

                  Consolidated Statements of Cash Flows (Unaudited) -
                    Three Months Ended March 31, 1997 and 1996              4

                  Notes to Consolidated Financial Statements (Unaudited)    5

         Item 2.  Management's Discussion and Analysis of
                    Results of Operations and Financial Condition          11

PART II. Other Information
         -----------------
         Item 6.  Exhibits and Reports on Form 8-K                         20

                                     PART I

                             Financial Information

                                    ITEM 1.

                              Financial Statements

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                        MARCH 31,     DECEMBER 31,
                                                                           1997           1996
                                                                       -----------    -----------
                                                                       (UNAUDITED)
                               ASSETS

INVESTMENTS AT VALUE:
  Loans receivable, net   . . . . . . . . . . . . . . . . . . . . .     $ 103,333     $  93,354
  Cash equivalents  . . . . . . . . . . . . . . . . . . . . . . . .        34,973        49,677
  Investment in unconsolidated subsidiaries   . . . . . . . . . . .         8,223         8,585
  Interest-only strip receivable  . . . . . . . . . . . . . . . . .         3,116         3,143
  Restricted investments  . . . . . . . . . . . . . . . . . . . . .         1,255         1,229
  Real property owned   . . . . . . . . . . . . . . . . . . . . . .           269           303
                                                                        ---------     ---------

TOTAL INVESTMENTS . . . . . . . . . . . . . . . . . . . . . . . . .       151,169       156,291
                                                                        ---------     ---------
OTHER ASSETS:
  Receivable for loans sold   . . . . . . . . . . . . . . . . . . .         2,793         2,508
  Due from unconsolidated subsidiaries  . . . . . . . . . . . . . .         2,012         1,097
  Servicing asset   . . . . . . . . . . . . . . . . . . . . . . . .         1,774         1,753
  Deferred charges, deposits and other assets   . . . . . . . . . .           920           885
  Accrued interest receivable   . . . . . . . . . . . . . . . . . .           416           376
  Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           295           340
  Property and equipment, net   . . . . . . . . . . . . . . . . . .           174           181
                                                                        ---------     ---------
TOTAL OTHER ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .         8,384         7,140
                                                                        ---------     ---------
TOTAL ASSETS... . . . . . . . . . . . . . . . . . . . . . . . . . .     $ 159,553     $ 163,431
                                                                        =========     =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable  . . . . . . . . . . . . . . . . . . . . .     $  42,090     $  44,570
  Notes payable   . . . . . . . . . . . . . . . . . . . . . . . . .        35,000        35,000
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . .         3,130         4,145
  Dividends payable   . . . . . . . . . . . . . . . . . . . . . . .         3,501         3,635
  Borrower advances   . . . . . . . . . . . . . . . . . . . . . . .         1,913         1,795
  Accrued interest payable  . . . . . . . . . . . . . . . . . . . .           926         1,442
  Due to unconsolidated subsidiaries  . . . . . . . . . . . . . . .           396         1,076
  Other liabilities   . . . . . . . . . . . . . . . . . . . . . . .           967         1,446
  Deferred fee revenue  . . . . . . . . . . . . . . . . . . . . . .           409           419
                                                                        ---------     ---------
TOTAL LIABILITIES . . . . . . . . . . . . . . . . . . . . . . . . .        88,332        93,528
                                                                        ---------     ---------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY  . . . . . . . . . . . . .         7,000         7,000
                                                                        ---------     ---------
SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares of $.01 par value,
     11,276,000 and 11,162,000 shares issued and outstanding
     at March 31, 1997 and December 31, 1996, respectively  . . . .           113           112
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . .        63,676        62,125
  Undistributed net operating income  . . . . . . . . . . . . . . .           898         1,101
  Net unrealized depreciation on investments  . . . . . . . . . . .          (466)         (435)
                                                                        ---------     ---------
                                                                           64,221        62,903
                                                                        ---------     ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . .     $ 159,553     $ 163,431
                                                                        =========     =========
NET ASSET VALUE PER COMMON SHARE  . . . . . . . . . . . . . . . . .     $    5.70     $    5.64
                                                                        =========     =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                          1997            1996
                                                                      -----------     ------------
                                                                              (UNAUDITED)
INVESTMENT INCOME:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   3,989     $   4,402
  Premium income  . . . . . . . . . . . . . . . . . . . . . . . . .           642           491
  Other investment income, net  . . . . . . . . . . . . . . . . . .            85            67
                                                                        ---------     ---------
Total investment income . . . . . . . . . . . . . . . . . . . . . .         4,716         4,960

Equity in income (loss) of unconsolidated subsidiaries  . . . . . .           680             7
Other income, net . . . . . . . . . . . . . . . . . . . . . . . . .           558           513
                                                                        ---------     ---------
Total income  . . . . . . . . . . . . . . . . . . . . . . . . . . .         5,954         5,480
                                                                        ---------     ---------
EXPENSES:
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,375         1,424
  Salaries and related benefits   . . . . . . . . . . . . . . . . .           822           692
  General and administrative  . . . . . . . . . . . . . . . . . . .           221           175
  Profit sharing plan   . . . . . . . . . . . . . . . . . . . . . .            41            50
  Rent  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            59            46
  Legal and accounting  . . . . . . . . . . . . . . . . . . . . . .            72            50
  Small Business Administration fees  . . . . . . . . . . . . . . .            31            22
  Directors and shareholders expense  . . . . . . . . . . . . . . .             9             9
                                                                        ---------     ---------
Total expenses  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,630         2,468
                                                                        ---------     ---------
Net operating income  . . . . . . . . . . . . . . . . . . . . . . .         3,324         3,012
                                                                        ---------     ---------
REALIZED AND UNREALIZED GAIN (LOSS)
 ON INVESTMENTS:
  Loans written-off   . . . . . . . . . . . . . . . . . . . . . . .           (26)           --
  Recoveries on loans written-off   . . . . . . . . . . . . . . . .            --            29
  Change in unrealized appreciation
     (depreciation) on investments  . . . . . . . . . . . . . . . .           (31)          (46)
                                                                        ---------     ---------
Total realized and unrealized gain (loss) on investments  . . . . .           (57)          (17)
                                                                        ---------     ---------
NET OPERATING INCOME AND REALIZED AND UNREALIZED
 GAIN (LOSS) ON INVESTMENTS . . . . . . . . . . . . . . . . . . . .     $   3,267     $   2,995
                                                                        =========     =========
PREFERRED DIVIDENDS . . . . . . . . . . . . . . . . . . . . . . . .     $      62     $      62
                                                                        =========     =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING  . . . . . . . . . . . .        11,233        10,918
                                                                        =========     =========
EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . . . . . .     $    0.29     $    0.27
                                                                        =========     =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
                                                                                                 1997            1996
                                                                                             ------------    ------------
                                                                                                      (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments   . . . . . . .   $   3,267    $   2,995
  Adjustments to reconcile net operating income and realized and unrealized gain
   (loss) on investments to net cash provided by operating activities:
     Loans funded, held for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (7,232)      (5,309)
     Proceeds from sale of guaranteed loans . . . . . . . . . . . . . . . . . . . . . . . . .       7,015        5,556
     Change in unrealized depreciation on investments and loans written-off . . . . . . . . .          57           46
     Unrealized premium income, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          66         (175)
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         142          304
     Accretion of loan discount and deferred fees . . . . . . . . . . . . . . . . . . . . . .        (261)        (200)
     Deferred fees collected  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         149          336
     Gain on sale of assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4)          --
     Equity in income of unconsolidated subsidiaries, net . . . . . . . . . . . . . . . . . .        (680)          (7)
     Net change in operating assets and liabilities:
       Accrued interest receivable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (40)        (105)
       Other assets   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (69)         356
       Accrued interest payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (517)        (472)
       Borrower advances  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         118          545
       Other liabilities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (1,494)        (873)
                                                                                                ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .         517        2,997
                                                                                                ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (13,272)     (15,106)
  Principal collected and other adjustments   . . . . . . . . . . . . . . . . . . . . . . . .       2,824        3,102
  Proceeds from interest-only strip receivable  . . . . . . . . . . . . . . . . . . . . . . .         246           --
  Purchase of furniture and fixtures and other assets   . . . . . . . . . . . . . . . . . . .         (20)         (22)
  Proceeds from sale of assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          98           --
  Proceeds from partnership distributions   . . . . . . . . . . . . . . . . . . . . . . . . .       1,042           --
  Release of (investment in) restricted cash  . . . . . . . . . . . . . . . . . . . . . . . .         (26)         100
                                                                                                ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (9,108)     (11,926)
                                                                                                ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . . . . . . . .       1,313          547
  Payment of dividends on common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . .      (3,336)      (3,288)
  Payment of dividends on preferred stock   . . . . . . . . . . . . . . . . . . . . . . . . .         (60)         (62)
  Payment of SBA debentures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2,480)          --
  Advances from (to) unconsolidated subsidiaries, net   . . . . . . . . . . . . . . . . . . .      (1,595)        (366)
                                                                                                ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6,158)      (3,169)
                                                                                                ---------    ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . . . . . . . . .     (14,749)     (12,098)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . .      50,017       31,574
                                                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD  . . . . . . . . . . . . . . . . . . . . . . . . . .   $  35,268    $  19,476
                                                                                                =========    =========
SUPPLEMENTAL DISCLOSURE:
  Interest paid   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   1,892    $   1,896
                                                                                                =========    =========
  Dividends reinvested  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $     239    $     245
                                                                                                =========    =========
  Reclassification from loans receivable to real property owned   . . . . . . . . . . . . . .   $      70    $      --
                                                                                                =========    =========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   INTERIM FINANCIAL STATEMENTS:

The accompanying consolidated balance sheet of PMC Capital, Inc. ("PMC" or "PMC Capital") and its wholly-owned regulated investment company subsidiaries (collectively, the "Company") and the consolidated statements of income and cash flows as of and for the three months ended March 31, 1997 and 1996 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 1997 and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

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

The results for the three months ended March 31, 1997 are not necessarily indicative of future financial results.

NOTE 2.   RECLASSIFICATION:

Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 3.   BUSINESS:

PMC Capital is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act"). PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC Inc. ("First Western"), PMC Investment Corporation ("PMIC") and Western Financial Capital Corporation ("Western Financial"). First Western, PMIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. In addition, PMC is directly or indirectly either the sole shareholder or partner of PMC Advisers, Ltd. ("PMC Advisers"), PMC Funding Corp. ("PMC Funding"), PMC Capital Corp. 1996-A ("PMC Capital Corp."), PMC Trust 1996-A and PMC Capital Limited Partnership ( the "Partnership"). PMC has elected to be taxed as a regulated investment company and consequently distributes substantially all of its taxable income as dividends to shareholders.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   BASIS FOR CONSOLIDATION:

The consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. Intercompany transactions have been eliminated in consolidation.

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

PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term, fixed-rate collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. As an SSBIC, PMIC is eligible to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate was reduced through an SBA subsidy by 3% during the first five years) and preferred stock. The SBA subsidy is no longer provided on new issuances under the SSBIC program.

Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides fixed-rate loans to borrowers whether or not they qualify as "disadvantaged." As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding, generally at below-market rates, from the SBA through the issuance of debentures.

PMC originates loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by the subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the 7(a) Program or SBIC programs.

Unconsolidated Subsidiaries

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

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  BASIS FOR CONSOLIDATION: (CONTINUED)

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

NOTE 5.   IMPLEMENTATION OF FASB 125:

Effective January 1, 1997, the Company adopted as required, Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides for the accounting and reporting for transfers and servicing of financial assets based on a financial-components approach. SFAS No. 125 is required to the adopted prospectively.

The transfer of assets that qualifies for a sale under SFAS No. 125 is generally accounted for by the seller by (i) derecognizing all assets sold,
(ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. The Company typically receives cash and retains the right to receive contractual servicing fees and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the interest-only strip receivable) in exchange for a portion of the loan, typically the guaranteed portion of an SBA 7(a) loan. The difference between the carrying value of the portion of loans sold, and the sum of cash received and the relative fair values of the servicing rights and the interest-only strip receivable retained constitutes the gain on sale.

SFAS No. 125 also requires that amounts carried previously as excess servicing assets be reclassified between a servicing asset (included in "Other assets" on the accompanying consolidated balance sheets) and an interest-only strip receivable (included in "Investments" on the accompanying consolidated balance sheets) as defined. Accordingly, the Company reclassified its excess servicing asset of $6,429,000 at January 1, 1997 to $1,774,000 of a servicing asset and $4,655,000 of an interest-only strip receivable.

In accordance with SFAS No. 125, the servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets. The interest-only strip receivable is accounted for like an investment in debt securities classified as trading under SFAS No. 115. Accordingly, commencing with the three months ended March 31, 1997 and for each quarter thereafter, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   IMPLEMENTATION OF FASB 125: (CONTINUED)

interest rates for investments of this type. Any appreciation or depreciation of the interest-only strip receivable will be reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investment. During the three months ended March 31, 1997, there was no appreciation or depreciation of the interest-only strip receivable.

The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the interest-only strip receivable will be repaid faster than originally estimated. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income in future periods would be enhanced. During the three months ended March 31, 1997, as a result of increased prepayment speeds, the amount of amortization of the servicing asset was increased.

NOTE 6.   LONG-TERM DEBT:

During February 1997, the Company repaid a $2,480,000 SBA debenture which had matured.

NOTE 7.   DIVIDENDS PAID AND DECLARED:

During January 1997, the Company paid $0.32 per share in dividends to common shareholders of record on December 31, 1996 including a special dividend of $0.02 per common share. During March 1997, the Company declared a $0.305 per share dividend to common shareholders of record on March 31, 1997 which was paid on April 14, 1997.

NOTE 8.   PMC LIMITED PARTNERSHIP:

As described in Note 4, the accounts of the Partnership are accounted for by the equity method of accounting in conformity with Federal securities law. During the three months ended March 31, 1997, the Partnership had $1,356,000 in total income and net operating income of $691,000.

NOTE 9.   COMBINED FINANCIAL STATEMENTS:

As described in Note 3, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding, the Partnership, PMC Capital Corp. and PMC Trust 1996-A (the "Unconsolidated Entities") are accounted for by the equity method of accounting in conformity with Federal securities law. The following are the condensed combined balance sheets as of March 31, 1997 and December 31, 1996 and the condensed combined statement of income for the three months ended March 31, 1997 for the Company and the Unconsolidated Entities.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                       CONDENSED COMBINED BALANCE SHEETS

                                                                    MARCH 31,   DECEMBER 31,
                                                                      1997         1996
                                                                   -----------  ------------
                                                                   (Unaudited)
          ASSETS                                                        (In thousands)
          Investments at value:
               Loans receivable, net ............................   $ 143,945    $ 135,159
               Cash equivalents .................................      35,927       49,816
               Interest-only strip receivable ...................       3,116        3,143
               Restricted investments and real property owned ...       4,553        6,976
                                                                    ---------    ---------
                                                                      187,541      195,094
          Other assets ..........................................       8,022        7,975
                                                                    ---------    ---------
               Total assets .....................................   $ 195,563    $ 203,069
                                                                    =========    =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          LIABILITIES:
               SBA debentures payable ...........................   $  42,090    $  44,570
               Notes payable ....................................      70,681       75,183
               Other liabilities ................................      11,571       13,413
                                                                    ---------    ---------
                                                                      124,342      133,166
                                                                    ---------    ---------
               Cumulative preferred stock of subsidiary .........       7,000        7,000
                                                                    ---------    ---------

          SHAREHOLDERS' EQUITY:
               Common Stock .....................................         113          112
               Additional paid-in capital .......................      63,676       62,125
               Undistributed net operating income ...............         898        1,101
               Net unrealized depreciation on investments .......        (466)        (435)
                                                                    ---------    ---------
                                                                       64,221       62,903
                                                                    ---------    ---------
               Total liabilities and shareholders' equity .......   $ 195,563    $ 203,069
                                                                    =========    =========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                     CONDENSED COMBINED STATEMENT OF INCOME

                                                            THREE MONTHS
                                                                ENDED
                                                              MARCH 31,
                                                                1997
                                                           --------------
                                                           (Unaudited, in
                                                              thousands)
          INCOME:
               Investment income ...........................   $ 6,073
               Other income, net ...........................       591
                                                               -------
                  Total income .............................     6,664
                                                               -------
          EXPENSES:
               Interest ....................................     2,019
               Salaries and related benefits ...............       822
               General and administrative expenses .........       287
               Other .......................................       212
                                                               -------
                  Total expense ............................     3,340
                                                               -------
          Net operating income .............................     3,324
          Realized and unrealized gain (loss) on investments       (57)
                                                               -------
          NET OPERATING INCOME AND REALIZED AND UNREALIZED
                  GAIN (LOSS) ON INVESTMENTS ...............   $ 3,267
                                                               =======

NOTE 10.   RECENT ACCOUNTING PRONOUNCEMENTS:

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of PMC 's earnings per share data to that of other similar entities. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on earnings per share will not be significant.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires certain disclosure about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on the Company's financial position or results of operations will not be significant.

                                     PART I
                             Financial Information


                                    ITEM 2.
         Management's Discussion and Analysis of Results of Operations
                            and Financial Condition

RESULTS OF OPERATIONS

GENERAL
         The Company's operations include originating and servicing commercial loans for its own account as well as operating as an investment advisor who evaluates and services loans under a fee arrangement for PMC Commercial Trust ("PMC Commercial"), an affiliate of the Company. In addition, the Company sells the guaranteed portion its loans originated under the SBA 7(a) Loan Program. In November 1996, the Company securitized a portion of its fixed rate portfolio as part of a structured financing (the "Structured Financing") as an additional source of working capital. Historically, the Company has retained servicing and residual interests in all loans sold.

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

         The following table sets forth information concerning the aggregate gross loans funded for the Company:

                                 THREE MONTHS
                                ENDED MARCH 31,       YEARS ENDED DECEMBER 31,
                           ------------------------   ------------------------
                              1997          1996         1996          1995
                           ----------    ----------   ----------    ----------
   COMPANY                   FUNDED        FUNDED       FUNDED        FUNDED
   -------                 ----------    ----------   ----------    ----------
                                             (IN MILLIONS)
PMIC ....................  $      5.0    $      7.4   $     19.3    $     21.2
Western Financial .......         0.7           2.4          7.5           8.0
First Western ...........        10.3           7.1         29.2          40.6
PMC Capital .............         4.5           3.5         14.2           7.7
                           ----------    ----------   ----------    ----------
         Total ..........  $     20.5    $     20.4   $     70.2    $     77.5
                           ==========    ==========   ==========    ==========

         In 1993, the Company formed a registered investment advisor which pursuant to the terms of an investment management agreement acts as the investment advisor for PMC Commercial. The Company's subsidiary, PMC Advisers, has been the investment advisor for PMC Commercial since the completion of PMC Commercial's public offering in December 1993. During the three months ended March 31, 1997, and the year ended December 31, 1996, PMC Advisers earned management fees of approximately $400,000 and $1.6 million from PMC Commercial, respectively.

         The Company also earns income through its equity ownership in its non-investment company subsidiaries, primarily PMC Limited Partnership (the "Partnership"). In November 1996 the Partnership completed the private placement of approximately $40.7 million of notes which were issued at par and have an interest rate of 6.725% (the "Notes"). The Notes were originally collateralized by approximately $45.7 million of loans contributed to the Partnership by PMC Capital. The net proceeds of the issuance of the Notes, approximately $37.5 million, were distributed to PMC Capital and are being utilized to originate additional loans. The differential between the interest received on the collateralized loans (originally $45.7 million of loans at an average yield of 11.5%) and the interest paid on the Notes (originally $40.7 million at an interest rate of 6.725%), less any loan losses and amortization of transaction fees, contributes to the profit of PMC Capital. The Partnership's net income was $328,000 from November 12, 1996 (inception) to December 31, 1996 and $691,000 during the three months ended March 31, 1997.

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

         During 1996, the Company initiated a new marketing program and an additional lending program. Late in the fourth quarter of 1996 the Company began marketing a variable rate lending program (the "Prime Lending Program") which is separate from the 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program is designed to refinance existing real estate collateralized commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. It is anticipated that many of the loans refinanced under this program will originally have been 7(a) Program loans and that some of these loan originations may refinance loans currently in First Western's portfolio. These loans will have variable interest rates based on the Prime Rate (as defined below).

         Additionally, the Company was approved in March 1997 as a licensee under the Rural Economic Development Business and Industry Loan Program sponsored by the U.S. Department of Agriculture (the "B & I Loan Program"). Under the B & I Loan Program, loans are to be originated in rural areas (generally city areas with a population of less than 50,000) and are partially guaranteed by the U.S. Government. The U.S. Government guarantees repayment of up to 80% of the principal amount of loans originated under the B & I Loan Program. To date, the Company has not funded any loans under the B & I Loan Program.

         Substantially all of the First Western loans are variable rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period ("Prime Rate"). The spread above the Prime Rate charged by First Western ranges from 1.0% to 2.75%.

         Prime rates utilized by First Western were as follows:

                                 1997      1996      1995      1994
                                 ----      ----      ----      ----
             First Quarter       8.25%     8.50%     8.50%     6.00%
             Second Quarter        --*     8.25%     9.00%     6.25%
             Third Quarter         --      8.25%     9.00%     7.25%
             Fourth Quarter        --      8.25%     8.75%     7.75%

         * effective April 1, 1997, the Prime Rate was increased to 8.50%

         Due to the decline in interest rates since 1995 and the increased availability of either fixed rate loans or variable rate loans with interest rates less than that on the outstanding portfolio of First Western, prepayments increased during the latter half of 1996 and have continued during 1997.

         The Company experienced a 9% decrease in loans originated from $77.5 million during the year ended December 31, 1995 to $70.2 million during the year ended December 31, 1996. During the first quarter of 1997, loan originations were $20.5 million as compared to $20.4 million during the first quarter of 1996. The origination reduction from 1996 as compared to 1995 is due in significant part to increased competition. In management's opinion, there has been an increasing amount of competitive lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company will continue to adhere to its historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by the Company. The Company has instituted the Prime Lending Program to attract those established seasoned small business lending opportunities which merit lower interest rates. The yield on these loans (assuming no change in the Prime Rate) will be lower than the Company has historically experienced.

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

         Expenses primarily consist of interest expense and company overhead. Expenses were 44% of total income during the three months ended March 31, 1997 and the year ended December 31, 1996, compared to 45% during the three months ended March 31, 1996 and the year ended December 31, 1995.

         Interest expense is primarily derived from: (i) $35.0 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 4.6 years as of March 31, 1997, and (ii) $42.1 million of debentures due to the SBA as a result of borrowings made by the Company's SBIC subsidiaries, with a weighted average interest rate of 6.9% and weighted average remaining maturity of 5.5 years as of March 31, 1997. At March 31, 1997, the Company had no borrowings outstanding under its revolving credit facility, and had availability of $15 million. Any borrowings thereunder would bear interest at a rate based on either the prime rate or LIBOR.

         Company overhead is comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The Company's operations are centralized from its headquarters in Dallas, Texas. The Company presently has other marketing offices located in Hollywood, Florida, Atlanta, Georgia and Phoenix, Arizona. The largest overhead expense is the salaries and related benefits for the Company's officers and employees who provide the management and portfolio functions including marketing, servicing, accounting and portfolio analysis. Salaries and related benefits were 13% of total income during each of the years ended December 31, 1996 and 1995 and 14% of total income during the three months ended March 31, 1997. It is anticipated that overhead expenses will continue to increase as the Company's portfolio under management increases.

         General and administrative expenditures consist primarily of the Texas franchise and other taxes, advertising and promotional expense, telephone services, corporate printing costs and general office expenses. General and administrative expenses as a percentage of total income were 4% during the three months ended March 31, 1997, and the year ended December 31, 1996 and 5% during the year ended December 31, 1995. These costs are anticipated to increase in proportion to the growth of the Company's portfolio under management. During the three months ended March 31, 1997 and the year ended December 31, 1996, the Company expensed $51,000 and $197,000, respectively, relating to the Texas franchise tax.

         Other expenses incurred by the Company are profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense (collectively the "Other Administrative Costs"). The Other Administrative Costs were 3% of total income for each of the years ended December 31, 1996 and 1995 and 4% during the three months ended March 31, 1997. These costs are anticipated to increase in proportion to the increase in salaries and general administrative expense as a result of the anticipated growth of the Company's portfolio under management.

CERTAIN ACCOUNTING CONSIDERATIONS

Effective January 1, 1997, the Company adopted as required, Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides for the accounting and reporting for transfers and servicing of financial assets based on a financial-components approach. SFAS No. 125 is required to the adopted prospectively.

The transfer of assets that qualifies for a sale under SFAS No. 125 is generally accounted for by the seller by; (i) derecognizing all assets sold,
(ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. The Company typically receives cash and retains the right to receive contractual servicing fees and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the interest-only strip receivable) in exchange for a portion of the loan, typically the guaranteed portion of an SBA 7(a) loan. The difference between the carrying value of the portion of loans sold, and the sum of cash received and the relative fair values of the servicing rights and the interest-only strip receivable retained constitutes the gain on sale.

SFAS No. 125 also requires that amounts carried previously as excess servicing assets be reclassified between a servicing asset (included in "Other assets" on the accompanying consolidated balance sheets) and an interest-only strip receivable (included in "Investments" on the accompanying consolidated balance sheets) as defined. Accordingly, the Company reclassified its excess servicing asset of $6,429,000 at January 1, 1997 to $1,774,000 of a servicing asset and $4,655,000 of an interest-only strip receivable.

In accordance with SFAS No. 125, the servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets. The interest-only strip receivable is accounted for like an investment in debt securities classified as trading under SFAS No. 115. Accordingly, commencing with the three months ended March 31, 1997 and for each quarter thereafter, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation or depreciation of the interest-only strip receivable will be reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investment. During the three months ended March 31, 1997, there was no appreciation or depreciation of the interest-only strip receivable.

The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the interest-only strip receivable will be repaid faster than originally estimated. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income in future periods would be enhanced. During the three months ended March 31, 1997, as a result of increased prepayment speeds, the amount of amortization of the servicing asset was increased.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THE THREE MONTHS
ENDED MARCH 31, 1996

         Interest income decreased by $413,000 (9%), from $4,402,000 for the three months ended March 31, 1996 to $3,989,000 for the three months ended March 31, 1997. This decrease was primarily attributable to the Structured Financing completed during November 1996. The average retained loan portfolio outstanding during the first quarter of 1997 and 1996 was $99 million and $117 million, respectively, a 16% decrease. This portfolio reduction was due to the transfer of approximately $46 million of loans to the Partnership as part of the Structured Financing. Accordingly, interest income (not including the Partnership) on loans decreased by $581,000, or 14%, from $4,056,000 during the three months ended March 31, 1996 to $3,475,000 during the three months ended March 31, 1997. Including the interest earned by the Partnership, interest income increased by $874,000 (22%) to $5,276,000 for the three months ended March 31, 1997. During the first quarter of 1997, the Company earned increased interest on temporary short-term investments due to the funds received from the Structured Financing. As a result, during the first quarter of 1997, average temporary investments outstanding were $43.6 million, a 63% increase from $26.7 million during the first quarter of 1996. Accordingly, interest on temporary investments increased by $168,000, or 49%, from $346,000 during the three months ended March 31, 1996 to $514,000 during the three months ended March 31, 1997.

         Premium income increased by $151,000 (31%) from $491,000 for the three months ended March 31, 1996 to $642,000 for the three months ended March 31, 1997. This increase was primarily attributable to a 62% increase in the guaranteed portion of loans held for sale or sold (under the 7(a) Program) from $4.5 million during the three months ended March 31, 1996 to $7.3 million during the three months ended March 31, 1997.

         Other investment income, net, increased by $18,000 (27%) from $67,000 for the three months ended March 31, 1996 to $85,000 for the three months ended March 31, 1997. This increase was primarily attributable to an increase in prepayment fees received on loans during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996.

         Equity in income (loss) of unconsolidated subsidiaries increased by $673,000, from $7,000 during the three months ended March 31, 1996 to $680,000 during the three months ended March 31, 1997. The increase is primarily due to the formation of the Partnership in November 1996 which had net profits of $692,000 during the three months ended March 31, 1997. The Partnership profits include all yield generated from the loans contributed by PMC Capital less the cost of the Notes issued by the Partnership. The net income from the Partnership included $68,000 in fees received on prepaid loans. Offsetting a portion of the Partnership income was the operations of PMC Funding which had a decrease in revenues from charter services of its airplane which resulted in a reduction in profits from income of $7,000 during the three months ended March 31, 1996 to a loss of $12,000 during the three months ended March 31, 1997.

         Other income, net, increased by $45,000 (9%) from $513,000 during the three months ended March 31, 1996 to $558,000 during the three months ended March 31, 1997. Other income increased in the first quarter of 1997 as compared to the first quarter of 1996 as a result of investment management fees generated by PMC Advisers. This increase was partially offset by a decrease in construction fee income.

         Operating expenses, not including interest, increased by $211,000 (20%) from $1,044,000 during the three months ended March 31, 1996 to $1,255,000 during the three months ended March 31, 1997. This increase was a result of an increase in salaries and related benefits of $130,000 (19%) from $692,000 during the three months ended March 31, 1996, to $822,000 during the three months ended March 31, 1997. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in portfolio under management and the complexity of the financing transactions undertaken by the Company), and a general increase in the level of salaries for employees during 1996 and 1997. Rent expense increased by $13,000 due to the opening of a new office in Phoenix, AZ, the expansion of the Companies space occupied and an increase in the base rent at its headquarters. Legal and accounting increased $22,000 due to the increased cost of the annual audit (primarily attributable to the formation of the Partnership) and increases in general corporate legal services. General and administrative costs increased by $46,000 primarily as a result of (i) increased advertising incurred during the first quarter of 1997 from mail-outs related to the new Prime Lending Program, and
(ii) an increase in travel expense from the increase in attendance at trade shows by representatives of the Company.

         Interest expense decreased by $49,000 (3%) from $1,424,000 during the three months ended March 31, 1996 to $1,375,000 during the three months ended March 31, 1997. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million in SBA debentures during February 1997.

         Realized and unrealized gain (loss) on investments increased from a loss of $17,000 during the three months ended March 31, 1996 to a loss of $57,000 during the three months ended March 31, 1997. During both periods, loan losses were minimal. During the first quarter of 1996, the Company recognized $29,000 in recoveries which reduced the net loss during the period. There were no comparable recoveries during the three months ended March 31, 1997.


LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans, and from time to time, the Company may use funds to acquire loans from governmental agencies and/or their agents. The Company also uses funds for the payment of financing costs, dividends to shareholders, general and administrative expenses, capital expenditures, advances on loan liquidations and payments of principal due on borrowing facilities. Approximately $2.5 million of the Company's SBA debentures were paid in full in February 1997. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders. To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and additional credit facilities, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings. Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, the securitization and sale of its loan portfolio and the utilization of its short-term, uncollateralized revolving credit facility.

         Loan commitments outstanding at March 31, 1997 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $69.6 million. Of these commitments, $26.2 million were for loans partially guaranteed by the SBA of which approximately $21.8 million would be sold (if fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

         In order to meet its working capital requirements and increase the size of its investment portfolio the Company has recently completed the following leverage transactions:

                                                            STATED
                                                           MATURITY
    DATE              AMOUNT              RATE               DATE                  DESCRIPTION
    ----              ------              ----             --------                -----------
April, 1995         $ 5,000,000          8.600%          April, 2003            Unsecured note
April, 1995         $ 5,000,000       Libor + 1.300%     April, 2004            Unsecured note
May, 1995           $ 2,000,000          4.000%          May, 2010              Preferred Stock - PMIC
May, 1995(1)        $ 2,260,000      7.500% to 10.400%   Up to December, 2002   SBA Debentures
March, 1995         $ 3,000,000          4.840%(2)       March, 2005            SBA Debentures
June, 1995          $ 5,000,000          3.690%(2)       June, 2005             SBA Debentures
September, 1995     $ 7,000,000          3.875%(2)       September, 2005        SBA Debentures
May, 1996(1)        $ 1,030,000          9.300%          June, 2000             SBA Debentures
November, 1996      $40,746,000          6.725%          August, 2011           Structured Financing(3)

    (1) Assumed debentures from a non-affiliated SBIC.
    (2) Rate increases 3%, five years from the date of issuance until maturity.
    (3) Fixed rate loan-backed notes issued by the Partnership.

         PMC has a $15 million uncollateralized revolving credit facility which expires May 1998. Advances pursuant to the credit facility bear interest at the Company's option at the bank's prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 150%. At March 31, 1997, the Company had no balance outstanding on this credit facility. At March 31, 1997, the Company was in compliance with all covenants of this facility.

         Due to changes in the SBIC program to the cost and availability of SBA debentures and preferred stock the Company has utilized other sources of funds to expand its loan portfolio. The cost and terms of these other sources of funds will not be as favorable as those historically achieved on SBA debentures; however, the Company has been able to issue debt through private placement of notes and receive working capital through securitization and sale of a portion of its portfolio. If additional funds are required, the Company will attempt to either issue additional unsecured notes, privately or publicly raise equity and/or securitize and structure a sale of a portion of either the unguaranteed portion of SBA loans or the portfolio of PMC, Western Financial and/or PMIC. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the foreseeable future.

         PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of earnings per share data. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on earnings per share will not be significant.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information About Capital Structure." SFAS No. 129 requires certain disclosure about an entity's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on the Company's financial position or results of operations will not be significant.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and in most instances are identified through the use of words such as "anticipates," "expects," and "should". Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    PART II
                               Other Information

ITEM 6.   Exhibits and Reports on Form 8-K

          A.  Exhibits

              27    Financial Data Schedule

          B.  Reports on Form 8-K

              No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PMC Capital, Inc.

     Date: 5/14/97                     \s\ Lance B. Rosemore
                                       -----------------------------
                                       Lance B. Rosemore
                                       President


     Date: 5/14/97                     \s\ Barry N. Berlin
                                       ------------------------------
                                       Barry N. Berlin
                                       Chief Financial Officer
                                       (Principal Accounting Officer)