Form 10-Q
period 1997-06-30
PMC CAPITAL INC
filed 1997-08-08
CIK 722571

                                  FORM 10 - Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from           to
                                                -----------  -------------

                        Commission File Number     811-3780
                                               ----------------

                               PMC CAPITAL, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                          59-2338439
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

17290 Preston Road, 3rd Floor, Dallas, TX 75252            (972) 349-3200
-----------------------------------------------  -----------------------------
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

                         YES  [X]                NO

As of August 1, 1997, Registrant had outstanding 11,401,436 shares of Common Stock, par value $.01 per share.

                       PMC CAPITAL, INC. AND SUBSIDIARIES



                                     INDEX

PART I.  Financial Information                                         PAGE NO.
                                                                       --------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                    June 30, 1997 (Unaudited) and December 31, 1996 ....   2

                  Consolidated Statements of Income (Unaudited) -
                   Six Months Ended June 30, 1997 and 1996 .............   3
                   Three Months Ended June 30, 1997 and 1996 ...........   4

                  Consolidated Statements of Cash Flows (Unaudited) -
                   Six Months Ended June 30, 1997 and 1996 .............   5

                  Notes to Consolidated Financial Statements
                   (Unaudited) .........................................   6

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations .....  12

PART II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders ..  22

         Item 6.  Exhibits and Reports on Form 8-K .....................  22

                                     PART I

                             Financial Information

ITEM 1.  Financial Statements

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               ( In thousands, except share and per share data)

                                                                                   June 30,   December 31,
                                                                                     1997        1996
                                                                                  ---------    ----------
                                                                                 (Unaudited)
                                    ASSETS
Investments at value:
  Loans receivable, net .......................................................   $ 113,992    $  93,354
  Cash equivalents ............................................................      24,268       49,677
  Investment in unconsolidated subsidiaries ...................................       8,229        8,585
  Interest-only strip receivable ..............................................       3,058        3,143
  Restricted investments ......................................................       1,046        1,229
  Real property owned .........................................................         305          303
                                                                                  ---------    ---------

Total investments .............................................................     150,898      156,291
                                                                                  ---------    ---------

Other assets:
  Receivable for loans sold ...................................................       3,053        2,508
  Due from unconsolidated subsidiaries ........................................       1,746        1,097
  Servicing asset .............................................................       1,748        1,753
  Deferred charges, deposits and other assets .................................       1,053          885
  Accrued interest receivable .................................................         407          376
  Cash ........................................................................         370          340
  Property and equipment, net .................................................         182          181
                                                                                  ---------    ---------

Total other assets ............................................................       8,559        7,140
                                                                                  ---------    ---------
Total assets ..................................................................   $ 159,457    $ 163,431
                                                                                  =========    =========
                     LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  SBA debentures payable ......................................................   $  42,090    $  44,570
  Notes payable ...............................................................      35,000       35,000
  Accounts payable ............................................................       1,514        4,145
  Dividends payable ...........................................................       3,588        3,635
  Borrower advances ...........................................................       1,303        1,795
  Accrued interest payable ....................................................       1,343        1,442
  Due to unconsolidated subsidiaries ..........................................         584        1,076
  Other liabilities ...........................................................         851        1,446
  Deferred fee revenue ........................................................         615          419
                                                                                  ---------    ---------

Total liabilities .............................................................      86,888       93,528
                                                                                  ---------    ---------

Cumulative preferred stock of subsidiary ......................................       7,000        7,000
                                                                                  ---------    ---------

Shareholders' equity:
  Common stock, authorized 30,000,000 shares of $.01 par value,
       11,384,000 and 11,162,000 shares issued and outstanding
       at June 30, 1997 and December 31, 1996, respectively ...................         114          112
  Additional paid-in capital ..................................................      65,085       62,125
  Undistributed net operating income ..........................................         753        1,101
  Net unrealized depreciation on investments ..................................        (383)        (435)
                                                                                  ---------    ---------

                                                                                     65,569       62,903
                                                                                  ---------    ---------

Total liabilities and shareholders' equity ....................................   $ 159,457    $ 163,431
                                                                                  =========    =========

Net asset value per common share ..............................................   $    5.76    $    5.64
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

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                                Six Months
                                                              Ended June 30,
                                                           --------------------
                                                            1997         1996
                                                          --------    ---------
                                                               (Unaudited)
Investment income:
  Interest .............................................  $  8,155    $  9,106
  Premium income .......................................     1,229         998
  Other investment income, net .........................       255         204
                                                          --------    --------

Total investment income ................................     9,639      10,308

Equity in income (loss) of unconsolidated subsidiaries .     1,329          10
Other income, net ......................................     1,089       1,066
                                                          --------    --------

Total income ...........................................    12,057      11,384
                                                          --------    --------
Expenses:
  Interest .............................................     2,744       2,844
  Salaries and related benefits ........................     1,657       1,460
  General and administrative ...........................       443         353
  Profit sharing plan ..................................        78         102
  Rent .................................................       122         100
  Legal and accounting .................................       114          97
  Small Business Administration fees ...................        53          40
  Directors and shareholders expense ...................        34          30
                                                          --------    --------

Total expenses .........................................     5,245       5,026
                                                          --------    --------


Net  operating income ..................................     6,812       6,358
                                                          --------    --------
Realized and unrealized gain (loss)
  on investments:
    Loans written-off ..................................       (71)          -
    Recoveries on loans written-off ....................         -          29
    Change in unrealized appreciation
      (depreciation) on investments ....................        52         (47)
                                                          --------    --------

Total realized and unrealized gain (loss) on investments       (19)        (18)
                                                          --------    --------

Net operating income and realized and unrealized
  gain (loss) on investments ...........................  $  6,793    $  6,340
                                                          ========    ========

Preferred dividends ....................................  $    125    $    125
                                                          ========    ========
Weighted average common shares outstanding .............    11,291      10,938
                                                          ========    ========
Earnings per common share ..............................  $   0.59    $   0.57
                                                          ========    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)

                                                               Three Months
                                                              Ended June 30,
                                                           --------------------
                                                            1997         1996
                                                          --------    ---------
                                                               (Unaudited)
Investment income:
  Interest .............................................   $  4,166    $  4,704
  Premium income .......................................        587         507
  Other investment income, net .........................        170         137
                                                           --------    --------

Total investment income ................................      4,923       5,348

Equity in income (loss) of unconsolidated subsidiaries .        649           3
Other income, net ......................................        531         553
                                                           --------    --------

Total income ...........................................      6,103       5,904
                                                           --------    --------

Expenses:
  Interest .............................................      1,369       1,420
  Salaries and related benefits ........................        835         768
  General and administrative ...........................        222         178
  Profit sharing plan ..................................         37          52
  Rent .................................................         63          54
  Legal and accounting .................................         42          47
  Small Business Administration fees ...................         22          18
  Directors and shareholders expense ...................         25          21
                                                           --------    --------

Total expenses .........................................      2,615       2,558
                                                           --------    --------


Net  operating income ..................................      3,488       3,346
                                                           --------    --------

Realized and unrealized gain (loss)
  on investments:
    Loans written-off ..................................        (45)          -
    Recoveries on loans written-off ....................          -           -
    Change in unrealized appreciation
      (depreciation) on investments ....................         83          (1)
                                                           --------    --------

Total realized and unrealized gain (loss) on investments         38          (1)
                                                           --------    --------

Net operating income and realized and unrealized
  gain (loss) on investments ...........................   $  3,526    $  3,345
                                                           ========    ========

Preferred dividends ....................................   $     63    $     63
                                                           ========    ========

Weighted average common shares outstanding .............     11,345      10,957
                                                           ========    ========

Earnings per common share ..............................   $   0.31    $   0.30
                                                           ========    ========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                  Six Months Ended June 30,
                                                                                   ---------------------
                                                                                     1997        1996
                                                                                   --------    ---------
                                                                                       (Unaudited)
Cash flows from operating activities:
  Net operating income and realized and unrealized gain (loss) on investments ..   $  6,793    $  6,340
  Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale ............................................    (12,546)    (12,183)
        Proceeds from sale of guaranteed loans .................................     14,532       9,290
        Change in unrealized depreciation on investments and loans written-off .         19          47
        Unrealized premium income, net .........................................       (145)       (286)
        Depreciation and amortization ..........................................        601         600
        Accretion of loan discount and deferred fees ...........................       (657)       (458)
        Deferred fees collected ................................................        501         737
        Gain on sale of assets .................................................         (4)          -
        Equity in income of unconsolidated subsidiaries, net ...................     (1,329)        (10)
        Net change in operating assets and liabilities:
            Accrued interest receivable ........................................        (31)       (181)
            Other assets .......................................................       (234)        237
            Accrued interest payable ...........................................        (99)         40
            Borrower advances ..................................................       (492)        859
            Other liabilities ..................................................     (3,226)       (754)
                                                                                   --------    --------
Net cash provided by operating activities ......................................      3,683       4,278
                                                                                   --------    --------
Cash flows from investing activities:
  Loans funded .................................................................    (29,734)    (28,931)
  Principal collected and other adjustments ....................................      6,067       9,501
  Proceeds from interest-only strip receivable .................................        486           -
  Purchase of furniture and fixtures and other assets ..........................        (56)        (31)
  Proceeds from sale of assets .................................................        102           -
  Proceeds from partnership distributions ......................................      1,685           -
  Investment in unconsolidated subsidiary ......................................          -         (50)
  Release of (investment in) restricted cash ...................................        183         179
                                                                                   --------    --------
Net cash used in investing activities ..........................................    (21,267)    (19,332)
                                                                                   --------    --------
ash flows from financing activities:
  Proceeds from issuance of common stock .......................................      2,491         647
  Proceeds from issuance of SBA debentures .....................................          -         940
  Payment of dividends on common stock .........................................     (6,542)     (6,053)
  Payment of dividends on preferred stock ......................................       (123)       (125)
  Payment of SBA debentures ....................................................     (2,480)          -
  Advances from (to) unconsolidated subsidiaries, net ..........................     (1,141)        479
                                                                                   --------    --------
Net cash used in financing activities ..........................................     (7,795)     (4,112)
                                                                                   --------    --------

Net decrease in cash and cash equivalents ......................................    (25,379)    (19,166)

Cash and cash equivalents, beginning of period .................................     50,017      31,574
                                                                                   --------    --------

Cash and cash equivalents, end of period .......................................   $ 24,638    $ 12,408
                                                                                   ========    ========

Supplemental disclosure:
   Interest paid ...............................................................   $  2,843    $  2,804
                                                                                   ========    ========

   Dividends reinvested ........................................................   $    471    $    433
                                                                                   ========    ========

   Loans receivable acquired in exchange for SBA debentures ....................   $      -    $    158
                                                                                   ========    ========

   Reclassification from loans receivable to real property owned ...............   $    102    $      -
                                                                                   ========    ========

   Loans to facilitate sale of real property owned .............................   $      -    $    103
                                                                                   ========    ========

              The accompanying notes are an integral part of these
                      consolidated financial statements.

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   INTERIM FINANCIAL STATEMENTS:

         The accompanying consolidated balance sheet of PMC Capital, Inc. ("PMC" or "PMC Capital") and its wholly-owned regulated investment company subsidiaries (collectively, the "Company") as of June 30, 1997, the consolidated statements of income for the three and six months ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996. These adjustments are of a normal recurring nature.

         Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

         The results for the six months ended June 30, 1997 are not necessarily indicative of future financial results.

NOTE 2.   RECLASSIFICATION:

         Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 3.   BUSINESS:

         PMC Capital is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act"). PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC Inc. ("First Western"), PMC Investment Corporation ("PMIC") and Western Financial Capital Corporation ("Western Financial"). First Western, PMIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. In addition, PMC is directly or indirectly either the sole shareholder or partner of PMC Advisers, Ltd. ("PMC Advisers"), PMC Funding Corp. ("PMC Funding"), PMC Capital Corp. 1996-A ("PMC Capital Corp."), PMC Trust 1996-A and PMC Capital Limited Partnership (the "Partnership"). PMC has elected to be taxed as a regulated investment company and consequently distributes substantially all of its taxable income as dividends to shareholders.

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

         PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term, fixed-rate collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. As an SSBIC, PMIC is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate was reduced through an SBA subsidy by 3% during the first five years). The SBA subsidy is no longer provided on new issuances under the SSBIC program.

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

Unconsolidated Subsidiaries

         PMC Advisers, was organized in July 1993 to be the investment advisor for PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust and an affiliate of PMC Capital.

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

NOTE 5.   IMPLEMENTATION OF SFAS 125:

         Effective January 1, 1997, the Company prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides for the accounting and reporting of transfers and servicing of financial assets based on a financial-components approach.

         The transfer of assets that qualifies for sale treatment under SFAS No. 125 is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. The Company typically receives cash and retains the right to receive contractual servicing fees and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the interest-only strip receivable) in exchange for a portion of the loan, typically the guaranteed portion of an SBA 7(a) loan. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) the relative fair values of the servicing rights and (c) the interest-only strip receivable retained, constitutes the gain on sale.

         SFAS No. 125 also requires that amounts carried previously as excess servicing assets be reclassified between a servicing asset and an interest-only strip receivable, as defined. Accordingly, the Company reclassified its excess servicing asset (net of an allowance for credit losses on loans sold) of $4,896,000 at December 31, 1996 to $1,753,000 of a servicing asset and $3,143,000 of an interest-only strip receivable.

         In accordance with SFAS No. 125, the servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets. The interest-only strip receivable is accounted for as an investment in debt securities classified as trading under SFAS No. 115. Accordingly, commencing with the three months ended March 31, 1997 and for each quarter thereafter, the Company measures the fair value of the interest-

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.   IMPLEMENTATION OF SFAS 125: (CONTINUED)

only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation or depreciation of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain
(loss) on investment. During the three and six months ended June 30, 1997, there was no material appreciation or depreciation of the interest-only strip receivable recognized.

         The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated, the interest-only strip receivable will be repaid faster than originally estimated and total income during the period of change and subsequent periods would be reduced. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income during the period of change and subsequent periods would be enhanced. During the three and six months ended June 30, 1997, as a result of increased prepayment speeds, the amount of amortization of the servicing asset was increased.

NOTE 6.   LONG-TERM DEBT:

         During February 1997, the Company repaid a $2,480,000 SBA debenture at its maturity.

NOTE 7.   DIVIDENDS DECLARED:

         During the three and six months ended June 30, 1997, the Company declared dividends on its common stock in amounts of $0.31 and $0.615 per share, respectively.

NOTE 8.   PMC LIMITED PARTNERSHIP:

         As described in Note 4, the accounts of the Partnership are accounted for by the equity method of accounting in conformity with Federal securities law. During the six months ended June 30, 1997, the Partnership had $2,641,000 in total revenues and net operating income of $1,351,000.

NOTE 9.   CONDENSED COMBINED FINANCIAL STATEMENTS:

         As described in Note 3, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding, the Partnership, PMC Capital Corp. and PMC Trust 1996-A (the "Unconsolidated Entities") are accounted for by the equity method of accounting in conformity with Federal securities law. The following are the condensed combined balance sheets as of June 30, 1997 and December 31, 1996 and the condensed combined statements of income for the three and six months ended June 30, 1997 for the Company and the Unconsolidated Entities.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                       CONDENSED COMBINED BALANCE SHEETS

                                                       JUNE 30,   DECEMBER 31,
                                                         1997        1996
                                                     -----------   ---------
                                                     (Unaudited)
         ASSETS                                           (In thousands)
     Investments at value:
          Loans receivable, net ...................   $ 152,832    $ 135,159
          Cash equivalents ........................      25,612       49,816
          Interest-only strip receivable ..........       3,058        3,143
          Restricted investments and
              real property own ...................       5,572        6,976
                                                      ---------    ---------
                                                        108,074      195,094
     Other assets .................................       8,052        7,975
                                                      ---------    ---------
          Total assets ............................   $ 195,126    $ 203,069
                                                      =========    =========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     LIABILITIES:
          SBA debentures payable ..................   $  42,090    $  44,570
          Notes payable ...........................      69,533       75,183
          Other liabilities .......................      10,934       13,413
                                                      ---------    ---------
                                                        122,557      133,166
                                                      ---------    ---------
          Cumulative preferred stock
              of subsidiary........................       7,000        7,000
                                                      ---------    ---------

     SHAREHOLDERS' EQUITY:
          Common stock ............................         114          112
          Additional paid-in capital ..............      65,085       62,125
          Undistributed net operating income ......         753        1,101
          Net unrealized depreciation
              on investments ......................        (383)        (435)
                                                      ---------    ---------
                                                         65,569       62,903
                                                      ---------    ---------
          Total liabilities and
              shareholders' equity ................   $ 195,126    $ 203,069
                                                      =========    =========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.   CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                    CONDENSED COMBINED STATEMENTS OF INCOME

                                                                      SIX MONTHS  THREE MONTHS
                                                                        ENDED         ENDED
                                                                       JUNE 30,     JUNE 30,
                                                                         1997         1997
                                                                       ---------    ---------
                                                                      (Unaudited, in thousands)
     INCOME:
        Investment income ...........................................   $ 12,280    $  6,207
        Other income, net ...........................................      1,130         539
                                                                        --------    --------
           Total income .............................................     13,410       6,746
                                                                        --------    --------
     EXPENSES:
        Interest ....................................................      4,007       1,988
        Salaries and related benefits ...............................      1,657         835
        General and administrative expenses .........................        533         246
        Other .......................................................        401         189
                                                                        --------    --------
           Total expense ............................................      6,598       3,258
                                                                        --------    --------
         Net operating income .......................................      6,812       3,488
         Realized and unrealized gain (loss) on investments .........        (19)         38
                                                                        --------    --------
     NET OPERATING INCOME AND REALIZED AND UNREALIZED
            GAIN (LOSS) ON INVESTMENTS ..............................   $  6,793    $  3,526
                                                                        ========    ========

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

                                     PART I
                             Financial Information


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

GENERAL

         The Company's operations include originating and servicing commercial loans for its own account as well as operating as an investment advisor who evaluates and services loans under a fee arrangement for PMC Commercial, an affiliate of the Company. In addition, the Company sells the guaranteed portion of its loans originated under the SBA 7(a) Loan Program. In November 1996, the Company securitized a portion of its fixed-rate portfolio as part of a structured financing (the "Structured Financing") to provide an additional source of working capital. The Company retains servicing and residual interests in all loans sold.

          The Company's revenue sources include the following:

          o Interest earned on loans originated and retained including the effect of commitment fees collected at the inception of the loan (generally 3% on fixed rate loans).
          o    Advisory fee income from the management of PMC Commercial.
          o    Equity in the income of non-investment company subsidiaries.
          o Premiums recognized from the sale of the government guaranteed portion of 7(a) Program loans.
          o    Interest earned on temporary (short-term) investments.
          o Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.

         The following table sets forth information relating to the aggregate gross loans funded by the Company:

                              SIX MONTHS             THREE MONTHS             YEARS
                                 ENDED                  ENDED                 ENDED
                                JUNE 30,               JUNE 30,            DECEMBER 31,
                           -----------------      ----------------        --------------
                             1997      1996         1997      1996        1996      1995
                             ----      ----         ----      ----        ----      ----
   COMPANY
                                                     (IN MILLIONS)
PMIC .................     $  10.2   $  13.8      $   5.2   $   6.4      $  19.3  $  21.2
Western Financial.....         3.3       3.8          2.6       1.4          7.5      8.0
First Western ........        17.9      16.3          7.6       9.2         29.2     40.6
PMC Capital ..........        10.8       7.2          6.3       3.7         14.2    7.7
                           -------   -------      -------   -------      -------  -------
    Total ............     $  42.2   $  41.1      $  21.7   $  20.7      $  70.2  $  77.5
                           =======   =======      =======   =======      =======  =======

         In 1993, the Company formed an investment advisor which pursuant to the terms of an investment management agreement acts as the investment advisor for PMC Commercial. PMC Advisers has been the investment advisor for PMC Commercial since the completion of PMC Commercial's public offering in December 1993. During the three and six months ended June 30, 1997, PMC Advisers earned management fees of approximately $405,000 and $791,000, respectively, from PMC Commercial.

         The Company also earns income through its equity ownership in its non-investment company subsidiaries, primarily the Partnership. In November 1996, as part of the Structured Financing, the Partnership completed the private placement of approximately $40.7 million of notes which were issued at par with an annual interest rate of 6.725% (the "Notes"). The Notes were originally collateralized by approximately $45.7 million of loans contributed to the Partnership by PMC Capital. The net proceeds of the issuance of the Notes, approximately $37.5 million, were distributed to PMC Capital and are being utilized to originate additional loans. The differential between the interest received on the collateralized loans (originally $45.7 million of loans at an average yield of 11.5%) and the interest paid on the Notes (originally $40.7 million at an interest rate of 6.725%), less any loan losses and amortization of transaction fees, contributes to the profit of PMC Capital. The Partnership's net income was $328,000 from November 12, 1996 (inception) to December 31, 1996 and $659,000 and $1,351,000 during the three and six months ended June 30, 1997, respectively.

         In management's opinion, there has been an increasing amount of competitive lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company will continue to adhere to its historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by the Company. The Company has instituted the Prime Lending Program, as defined below, to attract those established seasoned small business lending opportunities which merit lower interest rates. The yield on these loans (assuming no change in the prime rate) will be lower than the Company has historically experienced.

         Due to the reduction of loan origination opportunities experienced by First Western over the past several years, the Company has actively sought to increase other sources of revenues and thereby reduce its reliance on the income generated by First Western. During this period the Company's other lending activities have increased and the Company has established other revenue sources such as investment advisory income.

         Late in the fourth quarter of 1996, the Company began marketing a new variable rate lending program (the "Prime Lending Program") which is separate from the 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program is designed to refinance existing real estate collateralized commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. It is anticipated that many of the loans refinanced under the Prime Lending Program will originally have been 7(a) Program loans and that some of these loan originations may refinance loans currently in First Western's portfolio. These loans have variable interest rates based on the Prime Rate (as defined below).

         Additionally, the Company was approved in March 1997 as a licensee under the Rural Economic Development Business and Industry Loan Program sponsored by the U.S. Department of Agriculture (the "B & I Loan Program"). Under the B & I Loan Program, loans are to be originated in rural areas (generally areas with a population of less than 50,000) and are partially guaranteed by the U.S. Government. The U.S. Government guarantees repayment of an amount in general up to 80% of the principal amount of loans originated under the B & I Loan Program. To date, the Company has not funded any loans under the B & I Loan Program.

         Substantially all of the First Western loans are variable rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period ("Prime Rate"). The spread above the Prime Rate charged by First Western ranges from 1.0% to 2.75%.

         Prime rates utilized by First Western were as follows:

                              1997       1996       1995     1994
                             ------     ------     -----    -----
          First Quarter      8.25%      8.50%      8.50%    6.00%
          Second Quarter     8.50%      8.25%      9.00%    6.25%
          Third Quarter         -       8.25%      9.00%    7.25%
          Fourth Quarter        -       8.25%      8.75%    7.75%


         Due to the decline in interest rates since the second quarter of 1995 and the increased availability of either fixed rate loans or variable rate loans with interest rates less than that on the outstanding portfolio of First Western, prepayments increased during the latter half of 1996 and have continued during 1997.

         The Company receives other investment income from various sources including late fees, prepayment fees, construction monitoring and site visit fees. The amount earned will vary based on volume funded, the mix of loans (construction versus non-construction), the rate on loans originated (whether fixed or floating) as well as the general level of interest rates.

         Expenses primarily consist of interest expense and overhead. Expenses were 44% of total income during both the six months ended June 30, 1997 and the six months ended June 30, 1996.

         Interest expense is primarily derived from: (i) $35.0 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 4.3 years as of June 30, 1997, and (ii) $42.1 million of debentures due to the SBA as a result of borrowings made by the Company's SBIC subsidiaries, with a weighted average interest rate of 6.9% and weighted average remaining maturity of 5.2 years as of June 30, 1997. At June 30, 1997, the Company had no borrowings outstanding under its revolving credit facility, and had availability of $15 million. Any borrowings thereunder would bear interest at a rate based on either the prime rate or LIBOR.

         Company overhead is comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The Company's operations are centralized from its headquarters in Dallas, Texas. The Company presently has other marketing offices located in Hollywood, Florida, Atlanta, Georgia and Phoenix, Arizona. The largest overhead expense is the salaries and related benefits for the Company's officers and employees who provide the management and portfolio functions including marketing, servicing, accounting and portfolio analysis. Salaries and related benefits were 14% and 13% of total income during the six months ended June 30, 1997 and June 30, 1996, respectively. It is anticipated that overhead expenses will continue to increase as the Company's portfolio under management increases.

         General and administrative expenditures consist primarily of the Texas franchise and other taxes, advertising and promotional expense, telephone services, corporate printing costs and general office expenses. General and administrative expenses as a percentage of total income were 4% and 3% during the six months ended June 30, 1997 and 1996, respectively. These costs are anticipated to increase in proportion to the growth of the Company's portfolio under management. During each of the six month periods ended June 30, 1997 and 1996, the Company expensed $102,000 relating to the Texas franchise tax.

         Other expenses incurred by the Company are profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense (collectively the "Other Administrative Costs"). The Other Administrative Costs were 3% of total income for both the six months ended June 30, 1997 and 1996. These costs are anticipated to increase in proportion to the increase in salaries and general administrative expense as a result of the anticipated growth of the Company's portfolio under management.

CERTAIN ACCOUNTING CONSIDERATIONS

         Effective January 1, 1997, the Company adopted as required, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides for the accounting and reporting of transfers and servicing of financial assets based on a financial-components approach. SFAS No. 125 is required to be adopted prospectively.

         The transfer of assets that qualifies for sale treatment under SFAS No. 125 is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. The Company typically receives cash and retains the right to receive contractual servicing fees and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the interest-only strip receivable) in exchange for a portion of the loan, typically the guaranteed portion of an SBA 7(a) loan. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) the relative fair values of the servicing rights and (c) the interest-only strip receivable retained, constitutes the gain on sale.

         SFAS No. 125 also requires that amounts carried previously as excess servicing assets be reclassified between a servicing asset and an interest-only strip receivable, as defined. Accordingly, the Company reclassified its excess servicing asset (net of an allowance for credit losses on loans sold) of $4,896,000 at December 31, 1996 to $1,753,000 of a servicing asset and $3,143,000 of an interest-only strip receivable.

         In accordance with SFAS No. 125, the servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets. The interest-only strip receivable is accounted for like an investment in debt securities classified as trading under SFAS No. 115. Accordingly, commencing with the three months ended June 30, 1997 and for each quarter thereafter, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation or depreciation of the interest-only strip receivable will be reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investment. During the three months and six months ended June 30, 1997, there was no material appreciation or depreciation of the interest-only strip receivable recognized.

         The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the interest-only strip receivable will be repaid faster than originally estimated. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income in future periods would be enhanced. During the three months and six months ended June 30, 1997, as a result of increased prepayment speeds, the amount of amortization of the servicing asset was increased.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1996

         Interest income decreased by $951,000 (10%), from $9,106,000 for the six months ended June 30, 1996 to $8,155,000 for the six months ended June 30, 1997. This decrease was primarily attributable to the Structured Financing completed during November 1996. The average retained loan portfolio outstanding during the first six months of 1997 and 1996 was $103.6 million and $123.0 million, respectively, a 16% decrease. This portfolio reduction was due to the transfer of approximately $46 million of loans to the Partnership as part of the Structured Financing. Accordingly, interest income (not including the Partnership) on loans decreased by $1,348,000, or 16%, from $8,568,000 during the six months ended June 30, 1996 to $7,220,000 during the six months ended June 30, 1997. Including the interest earned by the Partnership of $2,429,000, interest income on loans increased by $1,081,000 (13%) to $9,649,000 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. During the first six months of 1997, the Company earned increased interest on short-term investments due to the funds received from the Structured Financing. As a result, during the first six months of 1997, average temporary investments outstanding were $37.5 million, a 68% increase, from $22.3 million during the first six months of 1996. Accordingly, interest on temporary investments increased by $397,000, or 74%, from $538,000 during the six months ended June 30, 1996 to $935,000 during the six months ended June 30, 1997.

         Premium income increased by $231,000 (23%), from $998,000 for the six months ended June 30, 1996 to $1,229,000 for the six months ended June 30, 1997. This increase was primarily attributable to a 56% increase in the guaranteed portion of loans held for sale or sold (under the 7(a) Program) from $9.1 million during the six months ended June 30, 1996 to $14.2 million during the six months ended June 30, 1997.

         Other investment income, net, increased by $51,000 (25%), from $204,000 for the six months ended June 30, 1996 to $255,000 for the six months ended June 30, 1997. This increase was primarily attributable to an increase in prepayment fees received on loans during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

         Equity in income (loss) of unconsolidated subsidiaries increased by $1,319,000, from $10,000 during the six months ended June 30, 1996 to $1,329,000 during the six months ended June 30, 1997. The increase is primarily due to the formation of the Partnership in November 1996 which had net profits of $1,351,000 during the six months ended June 30, 1997. The Partnership profits include all yield generated from the loans contributed by PMC Capital less the cost of the Notes issued by the Partnership. Offsetting a portion of the Partnership income were the operations of PMC Funding which had a decrease in revenues from charter services of its airplane which resulted in a reduction in profits from income of $10,000 during the six months ended June 30, 1996 to a loss of $22,000 during the six months ended June 30, 1997.

         Other income, net, increased by $23,000 (2%), from $1,066,000 during the six months ended June 30, 1996 to $1,089,000 during the six months ended June 30, 1997. Other income increased in the first six months of 1997 as compared to the first six months of 1996 as a result of investment management fees generated by PMC Advisers. This increase was partially offset by a decrease in construction fee income.

         Operating expenses, not including interest, increased by $319,000 (15%), from $2,182,000 during the six months ended June 30, 1996 to $2,501,000 during the six months ended June 30, 1997. This increase was a result of an increase in salaries and related benefits of $197,000 (13%), from $1,460,000 during the six months ended June 30, 1996, to $1,657,000 during the six months ended June 30, 1997. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in portfolio under management and the complexity of the financing transactions undertaken by the Company), and a general increase in the level of salaries for employees during 1996 and 1997. Rent expense increased by $22,000 due to the opening of a new office during January 1997 (Phoenix, Arizona), the expansion of the Company's space occupied and an increase in the base rent at its headquarters. Legal and accounting increased $17,000 due to the increased cost of the annual audit (primarily attributable to the formation of the Partnership) and increases in general corporate legal services. General and administrative costs increased by $90,000 primarily as a result of increased marketing efforts including attendance at trade shows by representatives of the Company.

         Interest expense decreased by $100,000 (4%), from $2,844,000 during the six months ended June 30, 1996 to $2,744,000 during the six months ended June 30, 1997. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million in SBA debentures during February 1997.

         Realized and unrealized gain (loss) on investments changed from a loss of $18,000 during the six months ended June 30, 1996 to a loss of $19,000 during the six months ended June 30, 1997. During both periods, loan losses were minimal. During the first six months of 1996, the Company recognized $29,000 in recoveries which reduced the net loss during the period. There were no comparable recoveries during the six months ended June 30, 1997. During the six months ended June 30, 1997, the Company recognized approximately $86,000 in reversal of reserves on loans which paid in full which previously had reserves or have become amortizing loans and the likelihood of collection has significantly increased which reduced the net loss during the period. There were no comparable adjustments during the six months ended June 30, 1996.

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1996

         Interest income decreased by $538,000 (11%), from $4,704,000 for the three months ended June 30, 1996 to $4,166,000 for the three months ended June 30, 1997. This decrease was primarily attributable to the Structured Financing completed during November 1996. The average retained loan portfolio outstanding during the second quarter of 1997 and 1996 was $108.7 million and $129.3 million, respectively, a 16% decrease. This portfolio reduction was due to the transfer of approximately $46 million of loans to the Partnership as part of the Structured Financing. Accordingly, interest income (not including the Partnership) on loans decreased by $767,000, or 17%, from $4,512,000 during the three months ended June 30, 1996 to $3,745,000 during the three months ended June 30, 1997. Including the interest earned by the Partnership, interest income on loans increased by $427,000 (9%) to $4,939,000 for the three months ended June 30, 1997. During the second quarter of 1997, the Company earned increased interest on short-term investments due to the funds received from the Structured Financing. As a result, during the second quarter of 1997, average temporary investments outstanding were $30.8 million, an 80% increase, from $17.1 million during the second quarter of 1996. Accordingly, interest on temporary investments increased by $229,000, or 119%, from $192,000 during the three months ended June 30, 1996 to $421,000 during the three months ended June 30, 1997.

         Premium income increased by $80,000 (16%), from $507,000 for the three months ended June 30, 1996 to $587,000 for the three months ended June 30, 1997. This increase was primarily attributable to a 50% increase in the guaranteed portion of loans held for sale or sold (under the 7(a) Program), from $4.6 million during the three months ended June 30, 1996 to $6.9 million during the three months ended June 30, 1997.

         Other investment income, net, increased by $33,000 (24%), from $137,000 for the three months ended June 30, 1996 to $170,000 for the three months ended June 30, 1997. This increase was primarily attributable to an increase in prepayment fees received on loans.

         Equity in income (loss) of unconsolidated subsidiaries increased by $646,000, from $3,000 during the three months ended June 30, 1996 to $649,000 during the three months ended June 30, 1997. The increase is primarily due to the formation of the Partnership in November 1996 which had net profits of $659,000 during the three months ended June 30, 1997. The Partnership profits include all yield generated from the loans contributed by PMC Capital less the cost of the Notes issued by the Partnership. Offsetting a portion of the Partnership income were the operations of PMC Funding which had a decrease in revenues from charter services of its airplane which resulted in a reduction in profits from income of $3,000 during the three months ended June 30, 1996 to a loss of $10,000 during the three months ended June 30, 1997.

         Other income, net, decreased by $22,000 (4%), from $553,000 during the three months ended June 30, 1996 to $531,000 during the three months ended June 30, 1997. Other income increased in the second quarter of 1997 as compared to the second quarter of 1996 as a result of investment management fees generated by PMC Advisers. This increase was partially offset by a decrease in construction fee income.

         Operating expenses, not including interest, increased by $108,000 (9%), from $1,138,000 during the three months ended June 30, 1996 to $1,246,000 during the three months ended June 30, 1997. This increase was a result of an increase in salaries and related benefits of $67,000 (9%), from $768,000 during the three months ended June 30, 1996, to $835,000 during the three months ended June 30, 1997. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in portfolio under management and the complexity of the financing transactions undertaken by the Company), and a general increase in the level of salaries for employees during 1996 and 1997. Rent expense increased by $9,000 due to the opening of a new office during January 1997 (in Phoenix, Arizona), the expansion of the Company's space occupied and an increase in the base rent at its headquarters. General and administrative costs increased by $44,000 primarily as a result of
(i) increased advertising incurred during the second quarter of 1997, primarily a result of increased marketing efforts including attendance at trade shows by representatives of the Company.

         Interest expense decreased by $51,000 (4%), from $1,420,000 during the three months ended June 30, 1996 to $1,369,000 during the three months ended June 30, 1997. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million in SBA debentures during February 1997.

         Realized and unrealized gain (loss) on investments changed from a loss of $1,000 during the three months ended June 30, 1996 to a gain of $38,000 during the three months ended June 30, 1997. During both periods, loan losses were minimal. During the second quarter of 1997, the Company recognized approximately $86,000 in reversal of reserves on loans which paid in full which previously had reserves or have become amortizing loans and the likelihood of collection has significantly increased which reduced the net loss during the period. There were no comparable adjustments during the three months ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans. The Company also uses funds to acquire loans from governmental agencies and/or their agents, for the payment of financing costs, dividends to shareholders, general and administrative expenses, capital expenditures, advances on loan liquidations and payments of principal due on borrowing facilities. Approximately $2.5 million of the Company's SBA debentures were paid in full in February 1997. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders. To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and additional credit facilities, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings. Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, the securitization and sale of its loan portfolio and the utilization of its short-term, uncollateralized revolving credit facility.

         Loan commitments outstanding at June 30, 1997 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $73.5 million. Of these commitments, $19.2 million were for loans partially guaranteed by the SBA of which approximately $16.4 million would be sold (if fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

         In order to meet its working capital requirements and increase the size of its investment portfolio, the Company and the Partnership have completed the following leverage transactions since the beginning of 1995:

                                                                STATED
                                                              MATURITY
    DATE                AMOUNT              RATE                 DATE                      DESCRIPTION
    ----                ------              ----                 ----                      -----------
April, 1995         $  5,000,000          8.600%              April, 2003                Unsecured note
April, 1995         $  5,000,000        Libor + 1.300%        April, 2004                Unsecured note
May, 1995           $  2,000,000          4.000%              May, 2010                  Preferred Stock - PMIC
May, 1995 (1)       $  2,260,000      7.500% to 10.400%       Up to December, 2002       SBA Debentures
March, 1995         $  3,000,000         4.840% (2)           March, 2005                SBA Debentures
June, 1995          $  5,000,000         3.690% (2)           June, 2005                 SBA Debentures
September, 1995     $  7,000,000         3.875% (2)           September, 2005            SBA Debentures
May, 1996 (1)       $  1,030,000         9.300%               June, 2000                 SBA Debentures
November, 1996      $40,746,000          6.725%               August, 2011               Structured Financing(3)

      (1)     Assumed debentures from a non-affiliated SBIC.
      (2) Rate increases 3% five years from the date of issuance until maturity.
      (3)     Fixed rate loan-backed notes issued by the Partnership.


         PMC has a $15 million uncollateralized revolving credit facility which expires May 1998. Advances pursuant to the credit facility bear interest at the Company's option at the bank's prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 150%. At June 30, 1997, the Company had no balance outstanding on this credit facility. At June 30, 1997, the Company was in compliance with all covenants of this facility.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and in most instances are identified through the use of words such as "anticipates," "expects," and "should." Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                                      PART II
                                                 Other Information


ITEM 4.  Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on May 14, 1997, the following members were re-elected to the Board of Directors:

         Fredric M. Rosemore
         Lance B. Rosemore
         Andrew S. Rosemore

         Other members of the Board of Directors are as follows:

         Martha R. Greenberg
         Robert Diamond
         Lee Ruwitch
         Irvin M. Borish
         Thomas Hamill
         Barry A. Imber

    The following proposals were approved at the Company's Annual Meeting:

                                                                                          Abstentions
                                                       Affirmation         Negative        and Broker
                                                           Votes             Votes         Non-Votes
                                                           -----             -----         ---------
    1.   To adopt and approve the Company's
         1997 Director Stock Option Plan and
         1997 Employee Stock Option Plan                  9,414,666        204,818           117,136

    2.   To ratify the appointment of
         Coopers & Lybrand L.L.P. as the
         independent public accountants
         of the Company                                   9,563,434         16,323           156,867

ITEM 6.  Exhibits and Reports on Form 8-K

                  A.   Exhibits
                             None.

                  B.   Reports on Form 8-K
                       No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PMC Capital, Inc.

Date:        8/08/97                   /s/ Lance B. Rosemore
                                       -------------------------------
                                       Lance B. Rosemore
                                       President


Date:       8/08/97                    /s/ Barry N. Berlin
                                       -------------------------------
                                       Barry N. Berlin
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                              EXHIBIT
------                              -------

 27                        Financial Data Schedule