Form 10-Q
period 1997-09-30
PMC CAPITAL INC
filed 1997-11-12
CIK 722571

                                  FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended SEPTEMBER 30, 1997

                                       OR

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________to___________

                       Commission File Number 811-3780
                                             ----------

                                PMC CAPITAL, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                         59-2338439
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

 17290 Preston Road, 3rd Floor, Dallas, TX 75252           (972) 349-3200
------------------------------------------------ -------------------------------
(Address of principal executive offices)         (Registrant's telephone number)

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

As of November 3, 1997, Registrant had outstanding 11,545,150 shares of Common Stock, par value $.01 per share.

                       PMC CAPITAL, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  Financial Information                                                          PAGE NO.
                                                                                        ---------
         Item 1. Financial Statements

                 Consolidated Balance Sheets -
                  September 30, 1997 (Unaudited) and December 31, 1996                    2

                 Consolidated Statements of Income (Unaudited)
                  Nine Months Ended September 30, 1997 and 1996                           3
                  Three Months Ended September 30, 1997 and 1996                          4

                 Consolidated Statements of Cash Flows (Unaudited) -
                  Nine Months Ended September 30, 1997 and 1996                           5

                 Notes to Consolidated Financial Statements (Unaudited)                   6

         Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                          13

PART II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                                        24

                                     PART I

                              Financial Information

ITEM 1.  Financial Statements

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 (In thousands, except share and per share data)

                                                                    SEPTEMBER 30,   DECEMBER 31,
                                                                        1997            1996
                                                                      ---------       ---------
                                                                     (Unaudited)

        ASSETS

INVESTMENTS AT VALUE:
  Loans receivable, net ........................................      $ 131,060       $  93,354
  Cash equivalents .............................................         10,415          49,677
  Investment in unconsolidated subsidiaries ....................          7,965           8,585
  Interest-only strip receivable ...............................          3,176           3,143
  Restricted investments .......................................          1,523           1,229
  Real property owned ..........................................            382             303
                                                                      ---------       ---------
TOTAL INVESTMENTS ..............................................        154,521         156,291
                                                                      ---------       ---------
OTHER ASSETS:
  Receivable for loans sold ....................................          1,493           2,508
  Due from unconsolidated subsidiaries .........................          1,138           1,097
  Servicing asset ..............................................          1,672           1,753
  Deferred charges, deposits and other assets ..................          1,226             885
  Accrued interest receivable ..................................            542             376
  Cash .........................................................            225             340
  Property and equipment, net ..................................            244             181
                                                                      ---------       ---------
TOTAL OTHER ASSETS .............................................          6,540           7,140
                                                                      ---------       ---------
TOTAL ASSETS ...................................................      $ 161,061       $ 163,431
                                                                      =========       =========
         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  SBA debentures payable .......................................      $  41,290       $  44,570
  Notes payable ................................................         36,000          35,000
  Accounts payable .............................................          1,873           4,145
  Dividends payable ............................................          3,683           3,635
  Borrower advances ............................................          1,509           1,795
  Accrued interest payable .....................................            909           1,442
  Due to unconsolidated subsidiaries ...........................            337           1,076
  Other liabilities ............................................            975           1,446
  Deferred fee revenue .........................................            670             419
                                                                      ---------       ---------
TOTAL LIABILITIES ..............................................         87,246          93,528
                                                                      ---------       ---------
CUMULATIVE PREFERRED STOCK OF SUBSIDIARY .......................          7,000           7,000
                                                                      ---------       ---------
SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares of $.01 par
       value, 11,491,000 and 11,162,000 shares issued
       and outstanding at September 30, 1997 and
       December 31, 1996, respectively..........................            115             112
  Additional paid-in capital ...................................         66,564          62,125
  Undistributed net operating income ...........................            457           1,101
  Net unrealized depreciation on investments ...................           (321)           (435)
                                                                      ---------       ---------
                                                                         66,815          62,903
                                                                      ---------       ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....................      $ 161,061       $ 163,431
                                                                      =========       =========
NET ASSET VALUE PER COMMON SHARE ...............................      $    5.81       $    5.64
                                                                      =========       =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           -------------------------------
                                                                1997            1996
                                                           ------------       ------------
                                                                     (UNAUDITED)

INVESTMENT INCOME:
  Interest .............................................      $ 12,633       $ 13,867
  Premium income .......................................         1,467          1,482
  Other investment income, net .........................           390            373
                                                              --------       --------
Total investment income ................................        14,490         15,722
Equity in income (loss) of unconsolidated subsidiaries .         1,963             (2)
Other income, net ......................................         1,686          1,715
                                                              --------       --------
Total income ...........................................        18,139         17,435
                                                              --------       --------
EXPENSES:
  Interest .............................................         4,120          4,288
  Salaries and related benefits ........................         2,490          2,248
  General and administrative ...........................           670            577
  Profit sharing plan ..................................           115            152
  Rent .................................................           184            157
  Legal and accounting .................................           149            124
  Small Business Administration fees ...................            86             74
  Directors and shareholders expense ...................            42             36
                                                              --------       --------
Total expenses .........................................         7,856          7,656
                                                              --------       --------
Net  operating income ..................................        10,283          9,779
                                                              --------       --------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off ..................................          (153)           (87)
    Recoveries on loans written-off ....................            --             35
    Change in unrealized appreciation
      (depreciation) on investments ....................           114             11
                                                              --------       --------
Total realized and unrealized gain (loss)
  on investments........................................           (39)           (41)
                                                              --------       --------
NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS ...........................      $ 10,244       $  9,738
                                                              ========       ========

PREFERRED DIVIDENDS ....................................      $    188       $    188
                                                              ========       ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .............        11,345         10,963
                                                              ========       ========

EARNINGS PER COMMON SHARE ..............................      $   0.89       $   0.87
                                                              ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                          --------------------------------
                                                                1997           1996
                                                          --------------   ---------------
                                                                    (UNAUDITED)

INVESTMENT INCOME:
  Interest .............................................      $  4,478       $  4,761
  Premium income .......................................           238            484
  Other investment income, net .........................           135            169
                                                              --------       --------
Total investment income ................................         4,851          5,414
Equity in income (loss) of unconsolidated
  subsidiaries .........................................           634            (12)
Other income, net ......................................           597            649
                                                              --------       --------
Total income ...........................................         6,082          6,051
                                                              --------       --------
EXPENSES:
  Interest .............................................         1,376          1,444
  Salaries and related benefits ........................           833            788
  General and administrative ...........................           227            224
  Profit sharing plan ..................................            37             50
  Rent .................................................            62             57
  Legal and accounting .................................            35             27
  Small Business Administration fees ...................            33             34
  Directors and shareholders expense ...................             8              6
                                                              --------       --------
Total expenses .........................................         2,611          2,630
                                                              --------       --------

Net operating income ...................................         3,471          3,421
                                                              --------       --------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
   Loans written-off ..................................            (82)           (87)
   Recoveries on loans written-off .....................            --              6
    Change in unrealized appreciation
      (depreciation) on investments ....................            62             58
                                                              --------       --------
Total realized and unrealized gain (loss)
   on investments.......................................           (20)           (23)
                                                              --------       --------
NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS ...........................      $  3,451       $  3,398
                                                              ========       ========
PREFERRED DIVIDENDS ....................................      $     63       $     63
                                                              ========       ========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .............        11,452         11,012
                                                              ========       ========
EARNINGS PER COMMON SHARE ..............................      $   0.30       $   0.30
                                                              ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                                  -------------------------------
                                                                                       1997            1996
                                                                                  -------------    --------------
                                                                                            (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss)
    on investments .............................................................      $ 10,244       $  9,738
  Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale ............................................       (15,725)       (18,005)
        Proceeds from sale of guaranteed loans .................................        18,782         15,782
        Change in unrealized depreciation on investments and
          loans written-off ....................................................           295             41
        Unrealized premium income, net .........................................          (188)            (7)
        Depreciation and amortization ..........................................         1,055            789
        Accretion of loan discount and deferred fees ...........................        (1,208)          (569)
        Deferred fees collected ................................................           740            878
        Gain on sale of assets .................................................            (4)            --
        Equity in (income) loss of unconsolidated subsidiaries, net ............        (1,963)             2
        Net change in operating assets and liabilities:
            Accrued interest receivable ........................................          (166)            15
            Other assets .......................................................          (439)           244
            Accrued interest payable ...........................................          (533)          (450)
            Borrower advances ..................................................          (286)          (134)
            Other liabilities ..................................................        (2,743)          (574)
                                                                                      --------       --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................         7,861          7,750
                                                                                      --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .................................................................       (47,525)       (39,243)
  Principal collected and other adjustments ....................................         6,884         15,142
  Proceeds from interest-only strip receivable .................................           486             --
  Purchase of furniture and fixtures and other assets ..........................          (133)           (52)
  Proceeds from sale of assets .................................................           107             --
  Proceeds from partnership distributions ......................................         2,583             --
  Investment in unconsolidated subsidiary ......................................            --            (50)
  Release of (investment in) restricted cash ...................................          (294)           326
                                                                                      --------       --------
NET CASH USED IN INVESTING ACTIVITIES ..........................................       (37,892)       (23,877)
                                                                                      --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock .......................................         3,731          1,574
  Proceeds from issuance of SBA debentures .....................................            --            940
  Proceeds from revolving credit facility ......................................         1,000             --
  Payment of dividends on common stock .........................................        (9,826)        (8,908)
  Payment of dividends on preferred stock ......................................          (190)          (188)
  Payment of SBA debentures ....................................................        (3,280)            --
  Payment of debt issuance costs ...............................................            --             (8)
  Advances from (to) unconsolidated subsidiaries, net ..........................          (781)            44
                                                                                      --------       --------
NET CASH USED IN FINANCING ACTIVITIES ..........................................        (9,346)        (6,546)
                                                                                      --------       --------
NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................       (39,377)       (22,673)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .................................        50,017         31,574
                                                                                      --------       --------
CASH AND CASH EQUIVALENTS, END OF PERIOD .......................................      $ 10,640       $  8,901
                                                                                      ========       ========
SUPPLEMENTAL DISCLOSURE:
   Interest paid ...............................................................      $  4,653       $  4,739
                                                                                      ========       ========
   Dividends reinvested ........................................................      $    711       $    645
                                                                                      ========       ========
   Loans receivable acquired in exchange for SBA debentures ....................      $     --       $    158
                                                                                      ========       ========
   Reclassification from loans receivable to real property owned ...............      $    292       $    224
                                                                                      ========       ========
   Loans to facilitate sale of real property owned .............................      $     --       $    103
                                                                                      ========       ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  INTERIM FINANCIAL STATEMENTS:

     The accompanying consolidated balance sheet of PMC Capital, Inc. ("PMC" or "PMC Capital") and its wholly-owned regulated investment company subsidiaries (collectively, the "Company") as of September 30, 1997, the consolidated statements of income for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996. These adjustments are of a normal recurring nature.

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

     The results for the nine months ended September 30, 1997 are not necessarily indicative of future financial results.

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

     PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term, fixed-rate and variable-rate collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. As an SSBIC, PMIC is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate was reduced through an SBA subsidy by 3% during the first five years). The SBA subsidy is no longer provided on new issuances under the SSBIC program.

     Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides fixed-rate and variable-rate loans to borrowers whether or not they qualify as "disadvantaged." As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures.

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

unrealized gain (loss) on investment. During the three and nine months ended September 30, 1997, there was no material appreciation or depreciation of the interest-only strip receivable recognized.

     The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline, accordingly total income during the period of change and subsequent periods would be reduced. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income during the period of change and subsequent periods would be enhanced. During the three and nine months ended September 30, 1997 as compared to the respective periods of the prior year, as a result of increased prepayment speeds, the amount of amortization of the servicing asset was increased.

NOTE 6.  LONG-TERM DEBT:

     During February 1997 and September 1997, the Company repaid $2,480,000 and $800,000 respectively, in SBA debentures at their maturity.

NOTE 7.  DIVIDENDS DECLARED:

     During the three and nine months ended September 30, 1997, the Company declared dividends on its common stock in amounts of $0.315 and $0.930 per share, respectively.

NOTE 8.  PMC LIMITED PARTNERSHIP:

     As described in Note 4, the accounts of the Partnership are accounted for by the equity method of accounting in conformity with Federal securities law. During the nine months ended September 30, 1997, the Partnership had $3.9 million in total revenues and net operating income of $2.0 million.

NOTE 9.  CONDENSED COMBINED FINANCIAL STATEMENTS:

     As described in Note 3, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding, the Partnership, PMC Capital Corp. and PMC Trust 1996-A (the "Unconsolidated Entities") are accounted for by the equity method of accounting in conformity with Federal securities law. The following are the condensed combined balance sheets as of September 30, 1997 and December 31, 1996 and the condensed combined statements of income for the three and nine months ended September 30, 1997 for the Company and the Unconsolidated Entities.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                        CONDENSED COMBINED BALANCE SHEETS

                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           1997             1996
                                                         ---------       ---------
                                                        (Unaudited)

        ASSETS                                                 (In thousands)
Investments at value:
  Loans receivable, net ...........................      $ 167,304       $ 135,159
  Cash equivalents ................................         10,770          49,816
  Interest-only strip receivable ..................          3,100           3,143
  Restricted investments and real property owned...          4,224           6,976
                                                         ---------       ---------
                                                           185,398         195,094
Other assets ......................................          7,087           7,975
                                                         ---------       ---------
  Total assets ....................................      $ 192,485       $ 203,069
                                                         =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  SBA debentures payable ..........................      $  41,290       $  44,570
  Notes payable ...................................         67,180          75,183
  Other liabilities ...............................         10,200          13,413
                                                         ---------       ---------
                                                           118,670         133,166
                                                         ---------       ---------
  Cumulative preferred stock of subsidiary ........          7,000           7,000
                                                         ---------       ---------
SHAREHOLDERS' EQUITY:
  Common stock ....................................            115             112
  Additional paid-in capital ......................         66,564          62,125
  Undistributed net operating income ..............            457           1,101
  Net unrealized depreciation on investments ......           (321)           (435)
                                                         ---------       ---------
                                                            66,815          62,903
                                                         ---------       ---------
  Total liabilities and shareholders' equity ......      $ 192,485       $ 203,069
                                                         =========       =========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.  CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                     CONDENSED COMBINED STATEMENTS OF INCOME

                                                         NINE MONTHS    THREE MONTHS
                                                            ENDED           ENDED
                                                        SEPTEMBER 30,   SEPTEMBER 30,
                                                             1997           1997
                                                           --------       -------
                                                          (Unaudited, in thousands)

INCOME:
  Investment income .................................      $ 18,335       $ 6,055
  Other income, net .................................         1,792           662
                                                           --------       -------
     Total income ...................................        20,127         6,717
                                                           --------       -------
EXPENSES:
  Interest ..........................................         5,903         1,896
  Salaries and related benefits .....................         2,490           833
  General and administrative expenses ...............           874           341
  Other .............................................           577           176
                                                           --------       -------
     Total expense ..................................         9,844         3,246
                                                           --------       -------
Net operating income ................................        10,283         3,471
Realized and unrealized gain (loss) on investments...           (39)          (20)
                                                           --------       -------
NET OPERATING INCOME AND REALIZED AND UNREALIZED
     GAIN (LOSS) ON INVESTMENTS .....................      $ 10,244       $ 3,451
                                                           ========       =======

NOTE 10. RECENT ACCOUNTING PRONOUNCEMENTS:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is designed to improve the earnings per share information provided in financial statements by simplifying the existing computational guidelines, revising the disclosure requirements and increasing the comparability of PMC's earnings per share data to that of other similar entities. SFAS No. 128 is effective for financial statements for periods ending after December 15, 1997. In the opinion of management, the effect of this pronouncement on the Company's earnings per share will not be significant.

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

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. SUBSEQUENT EVENT

     First Western is in the process of pooling approximately $23 million of its retained portfolio into an asset held for sale (the "Pooled Assets"). It is anticipated that the sale of the Pooled Assets will be completed during the quarter ending December 31, 1997. There can be no assurance that the Company will be able to complete this securitization and sale.

                                     PART I
                              Financial Information

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

GENERAL

     The Company's operations include originating and servicing commercial loans for its own account as well as operating as an investment advisor which evaluates and services loans under a fee arrangement for PMC Commercial, an affiliate of the Company. In addition, the Company sells the guaranteed portion of its loans originated under the 7(a) Program. In November 1996, the Company securitized a portion of its fixed-rate portfolio as part of a structured financing (the "Structured Financing") to provide an additional source of working capital. The Company retains servicing and residual interests in all loans sold.

     The Company's revenue sources include the following:

     o Interest earned on loans originated and retained including the effect of commitment fees collected at the inception of the loan (generally 3% on fixed-rate loans and 1% on variable-rate loans other than 7(a) Program loans).

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

     The following table sets forth information relating to the aggregate gross loans funded by the Company:

                                          NINE MONTHS         THREE MONTHS              YEARS
                                             ENDED               ENDED                  ENDED
                                         SEPTEMBER 30,       SEPTEMBER 30,           DECEMBER 31,
                                       ----------------    ------------------    ------------------
                                        1997      1996      1997       1996        1996       1995
                                       -----    -------    -------    -------    -------    -------

COMPANY
                                                                (IN MILLIONS)

PMIC ..........................      $  14.5    $  17.0    $   4.3    $   3.2    $  19.3    $  21.2
Western Financial .............          9.1        4.8        5.8        1.0        7.5        8.0
First Western .................         22.5       24.0        4.6        7.7       29.2       40.6
PMC Capital ...................         17.1       11.4        6.3        4.2       14.2        7.7
                                     -------    -------    -------    -------    -------    -------
         Total.................      $  63.2    $  57.2    $  21.0    $  16.1    $  70.2    $  77.5
                                     =======    =======    =======    =======    =======    =======

     In 1993, the Company formed an investment advisor which, pursuant to the terms of an investment management agreement, acts as the investment advisor for PMC Commercial. PMC Advisers has been the investment advisor for PMC Commercial since the completion of PMC Commercial's initial public offering in December 1993. During the three and nine months ended September 30, 1997, PMC Advisers earned management fees of approximately $412,000 and $1,203,000, respectively, from PMC Commercial.

     The Company also earns income through its equity ownership in its non-investment company subsidiaries, primarily the Partnership. In November 1996, as part of the Structured Financing, the Partnership completed the private placement of approximately $40.7 million of notes which were issued at par with an annual interest rate of 6.725% (the "Notes"). The Notes were originally collateralized by approximately $45.7 million of loans contributed to the Partnership by PMC Capital. The net proceeds of the issuance of the Notes, approximately $37.5 million, were distributed to PMC Capital and are being utilized to originate additional loans. The differential between the interest received on the collateralized loans (originally $45.7 million of loans at an average yield of 11.5%) and the interest paid on the Notes (originally $40.7 million at an interest rate of 6.725%), less any loan losses and amortization of transaction fees, contributes to the profit of PMC Capital. The Partnership's net income was $328,000 from November 12, 1996 (inception) to December 31, 1996 and $650,000 and $2,001,000 during the three and nine months ended September 30, 1997, respectively.

     In management's opinion, there has been an increasing amount of competitive lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company will continue to adhere to its historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by the Company. The Company has instituted the Prime Lending Program, as described below, to attract those established seasoned small business lending opportunities which merit lower interest rates. The yield on these loans (assuming no change in the prime rate) will be lower than the Company has historically experienced.

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

     Late in the fourth quarter of 1996, the Company began marketing a new variable rate lending program (the "Prime Lending Program") which is separate from the 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program is designed to refinance existing real estate collateralized commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. It is anticipated that many of the loans refinanced under the Prime Lending Program will originally have been 7(a) Program loans and that some of these loan originations may refinance loans currently in First Western's portfolio. These loans have variable interest rates based on the Prime Rate (as defined below). At September 30, 1997, approximately $35 million in principal was outstanding on loans originated under the Prime Lending Program with a weighted average interest rate of 9.8% at September 30, 1997 which is 1.3% over the Prime Rate.

     Additionally, the Company was approved in March 1997 as a licensee under the Rural Economic Development Business and Industry Loan Program sponsored by the U.S. Department of Agriculture (the "B & I Loan Program"). Under the B & I Loan Program, loans are to be originated in rural areas (generally areas with a population of less than 50,000) and are partially guaranteed by the U.S. Government. The U.S. Government guarantees repayment of an amount in general up to 80% of the principal amount of loans originated under the B & I Loan Program. To date, the Company has not funded any loans under the B & I Loan Program and has several loans in the process of closing.

     Substantially all of the First Western loans and the loans originated under the Prime Lending Program are variable rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period ("Prime Rate"). The spread above the Prime Rate charged by First Western ranges from 1.0% to 2.75%.

     Prime rates utilized for the Company's variable rate loans were as follows:

                        1997       1996            1995          1994
                       ------     ------         ------         -----

First Quarter          8.25%       8.50%          8.50%         6.00%
Second Quarter         8.50%       8.25%          9.00%         6.25%
Third Quarter          8.50%       8.25%          9.00%         7.25%
Fourth Quarter         8.50%       8.25%          8.75%         7.75%

     Due to the decline in interest rates since the second quarter of 1995 and the increased availability of either fixed-rate loans or variable-rate loans with interest rates less than that on the outstanding portfolio of the Company, prepayments increased during the latter half of 1996 and have continued during 1997.

     The Company receives other investment income from various sources including late fees, prepayment fees, construction monitoring and site visit fees. The amount earned will vary based on volume funded, the mix of loans (construction versus non-construction), the rate on loans originated (whether fixed or floating) as well as the general level of interest rates.

     Expenses primarily consist of interest and overhead expenses. Expenses were 43% and 44% of total income during nine month periods ended September 30, 1997 and 1996, respectively. The increase was due to increased salary and overhead to manage the Company's increased serviced loan portfolio.

     Interest expense is primarily derived from: (i) unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 4.1 years as of September 30, 1997, and (ii) debentures due to the SBA as a result of borrowings made by the Company's SBIC subsidiaries, with a weighted average interest rate of 6.9% and weighted average remaining maturity of 5.0 years as of September 30, 1997. At September 30, 1997, the Company had $1.0 million outstanding under its revolving credit facility which bears interest at the rate of 8%, and had remaining availability of $14 million.

     Company overhead is comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The Company's operations are centralized from its headquarters in Dallas, Texas. The Company presently has other marketing offices located in: Hollywood, Florida; Atlanta, Georgia; Phoenix, Arizona; and Austin, Texas. It is anticipated that overhead expenses will continue to increase as the Company's portfolio under management increases and due to an increased marketing effort.

     The largest overhead expense is the salaries and related benefits for the Company's officers and employees who provide the management and portfolio functions including marketing, servicing, accounting and portfolio analysis. Salaries and related benefits were 14% and 13% of total income during the nine months ended September 30, 1997 and 1996, respectively.

     General and administrative expenditures consist primarily of the Texas franchise tax, advertising and promotional expense, telephone services, corporate printing costs and general office expenses. General and administrative expenses as a percentage of total income were 4% and 3% during the nine months ended September 30, 1997 and 1996, respectively. These costs are anticipated to increase in proportion to the growth of the Company's portfolio under management. During each of the nine month periods ended September 30, 1997 and 1996, the Company expensed $177,000 relating to the Texas franchise tax.

     Other expenses incurred by the Company are profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense (collectively the "Other Administrative Costs"). The Other Administrative Costs were 3% of total income during each of the nine months ended September 30, 1997 and 1996.

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

     In accordance with SFAS No. 125, the servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets. The interest-only strip receivable is accounted for like an investment in debt securities classified as trading under SFAS No. 115. Accordingly, commencing with the three months ended June 30, 1997 and for each quarter thereafter, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation or depreciation of the interest-only strip receivable will be reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investment. During the three and nine months ended September 30, 1997, there was no material appreciation or depreciation of the interest-only strip receivable recognized.

     The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income in future periods would be enhanced. During the three and nine months ended September 30, 1997 as compared to the respective periods of the prior year, as a result of increased prepayment speeds, the amount of amortization of the servicing asset was increased.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1996

     Interest income decreased by $1,234,000 (9%), from $13,867,000 for the nine months ended September 30, 1996 to $12,633,000 for the nine months ended September 30, 1997. This decrease was primarily attributable to a reduction in PMC Capital's loan portfolio resulting from the Structured Financing completed during November 1996. The average retained loan portfolio outstanding decreased 13% from $126.2 million during the nine months ended September 30, 1996 to $110.4 million during the nine months ended September 30, 1997. This portfolio reduction was due to the transfer of approximately $46 million of loans to the Partnership as part of the Structured Financing. Accordingly, interest income (not including the Partnership) on loans decreased by $1,749,000, or 13%, from $13,201,000 during the nine months ended September 30, 1996 to $11,452,000 during the nine months ended September 30, 1997. Including the interest earned by the Partnership of $3,594,000, interest income on loans increased by $1,845,000 (14%) to $15,046,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. During the first nine months of 1997, the Company earned increased interest on short-term investments due to the funds received from the Structured Financing. As a result, during the first nine months of 1997, average temporary investments outstanding were $31.1 million, a 65% increase, from $18.9 million during the first nine months of 1996. Accordingly, interest on temporary investments increased by $515,000, or 77%, from $666,000 during the nine months ended September 30, 1996 to $1,181,000 during the nine months ended September 30, 1997.

     Premium income decreased by $15,000 (1%), from $1,482,000 for the nine months ended September 30, 1996 to $1,467,000 for the nine months ended September 30, 1997. This decrease was primarily attributable to a 5% decrease in the guaranteed portion of loans held for sale or sold (under the 7(a) Program) from $18.0 million during the nine months ended September 30, 1996 to $17.1 million during the nine months ended September 30, 1997.

     Other investment income, net, increased by $17,000 (5%), from $373,000 for the nine months ended September 30, 1996 to $390,000 for the nine months ended September 30, 1997. This increase was primarily attributable to an increase in prepayment fees received on loans during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

     Equity in income (loss) of unconsolidated subsidiaries increased by $1,965,000, from a loss of $2,000 during the nine months ended September 30, 1996 to income, net, of $1,963,300 during the nine months ended September 30, 1997. The increase is primarily due to the formation of the Partnership in November 1996 which had net profits of $2,001,000 during the nine months ended September 30, 1997. The Partnership profits include all yield generated from the loans contributed by PMC Capital less the cost of the Notes issued by the Partnership. Offsetting a portion of the Partnership income were the operations of PMC Funding which had a decrease in revenues from charter services of its airplane which resulted in a reduction in profits from a loss of $2,000 during the nine months ended September 30, 1996 to a loss of $38,000 during the nine months ended September 30, 1997.

     Other income, net, decreased by $29,000 (2%), from $1,715,000 during the nine months ended September 30, 1996 to $1,686,000 during the nine months ended September 30, 1997. Other income decreased in the first nine months of 1997 as compared to the first nine months of 1996 as a result of a $251,000 fee generated by PMC Advisers during the third quarter of 1996 related to an equity offering of PMC Commercial. There was no comparable transaction in 1997.

     Operating expenses, not including interest, increased by $368,000 (11%), from $3,368,000 during the nine months ended September 30, 1996 to $3,736,000 during the nine months ended September 30, 1997. This increase was a result of an increase in salaries and related benefits of $242,000 (11%), from $2,248,000 during the nine months ended September 30, 1996, to $2,490,000 during the nine months ended September 30, 1997. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in portfolio under management, the complexity of the financing transactions undertaken by the Company and an increase in marketing personnel), and a general increase in the level of salaries for employees during 1996 and 1997. Rent expense increased by $27,000 (17%) during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due to the opening of a new office during 1997 (Phoenix, Arizona and Austin, Texas) and the expansion of the Company's space occupied and an increase in the base rent at its headquarters. Legal and accounting increased by $25,000 (20%) during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 due to the increased cost of the annual audit (primarily attributable to the formation of the Partnership) and increases in general corporate legal services. General and administrative costs increased by $93,000 (16%) during the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996 primarily as a result of increased marketing efforts including attendance at trade shows by representatives of the Company.

     Interest expense decreased by $168,000 (4%), from $4,288,000 during the nine months ended September 30, 1996 to $4,120,000 during the nine months ended September 30, 1997. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million in SBA debentures during February 1997.

     Realized and unrealized gain (loss) on investments changed from a loss of $41,000 during the nine months ended September 30, 1996 to a loss of $39,000 during the nine months ended September 30, 1997. During both periods, loan losses were minimal. During the nine months ended September 30, 1996, the Company recognized $35,000 in recoveries from previously written-off loans which reduced the net loss during the period. There were no comparable recoveries during the nine months ended September 30, 1997. During the nine months ended September 30, 1997, the Company recognized approximately $86,000 in reversal of reserves on loans that paid in full which previously had reserves or have become amortizing loans and the likelihood of collection has significantly increased which reduced the net loss during the period. There were no comparable adjustments during the nine months ended September 30, 1996.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1996

     Interest income decreased by $283,000 (6%), from $4,761,000 for the three months ended September 30, 1996 to $4,478,000 for the three months ended September 30, 1997. This decrease was primarily attributable to a reduction in PMC Capital's loan portfolio resulting from the Structured Financing completed during November 1996. The average retained loan portfolio outstanding decreased 9% from $135.1 million during the three months ended September 30, 1996 to $122.5 million during the three months ended September 30, 1997. This portfolio reduction was due to the transfer of approximately $46 million of loans to the Partnership as part of the Structured Financing. Accordingly, interest income (not including the Partnership) on loans decreased by $401,000, or 9%, from $4,633,000 during the three months ended September 30, 1996 to $4,232,000 during the three months ended September 30, 1997. Including the interest earned by the Partnership, interest income on loans increased by $764,000 (16%) to $5,397,000 for the three months ended September 30, 1997. During the third quarter of 1997, the Company earned increased interest on short-term investments due to the funds received from the Structured Financing. As a result, during the third quarter of 1997, average temporary investments outstanding were $18.6 million, a 68% increase, from $11.1 million during the third quarter of 1996. Accordingly, interest on temporary investments increased by $118,000, or 92%, from $128,000 during the three months ended September 30, 1996 to $246,000 during the three months ended September 30, 1997.

     Premium income decreased by $246,000 (51%), from $484,000 for the three months ended September 30, 1996 to $238,000 for the three months ended September 30, 1997. This decrease was primarily attributable to a 53% decrease in the guaranteed portion of loans held for sale or sold (under the 7(a) Program), from $6.0 million during the three months ended September 30, 1996 to $2.8 million during the three months ended September 30, 1997. During the third quarter of 1997, several construction loans in process at First Western were not completed and accordingly, the gain recognition has been deferred until later periods. It is anticipated that fundings for First Western for the fourth quarter of 1997 and the amount available for sale will be below prior years comparable period.

     Other investment income, net, decreased by $34,000 (20%), from $169,000 for the three months ended September 30, 1996 to $135,000 for the three months ended September 30, 1997. This increase was primarily attributable to an decrease in prepayment fees received on loans.

     Equity in income (loss) of unconsolidated subsidiaries increased by $646,000, from a loss of $12,000 during the three months ended September 30, 1996 to net income of $634,000 during the three months ended September 30, 1997. The increase is primarily due to the formation of the Partnership in November 1996 which had net profits of $650,000 during the three months ended September 30, 1997. The Partnership profits include all yield generated from the loans contributed by PMC Capital less the cost of the Notes issued by the Partnership. Offsetting a portion of the Partnership income were the operations of PMC Funding which had a decrease in revenues from charter services of its airplane which resulted in a reduction in profits from a loss of $10,000 during the three months ended September 30, 1996 to a loss of $16,000 during the three months ended September 30, 1997.

     Other income, net, decreased by $52,000 (8%), from $649,000 during the three months ended September 30, 1996 to $597,000 during the three months ended September 30, 1997. Other income decreased in the third quarter of 1997 as compared to the third quarter of 1996 as a result of investment management fees generated by PMC Advisers. During the three months ended September 30, 1996, $251,000 of fees was earned under the Investment Management Agreement pursuant to the public offering of common shares by PMC Commercial. No comparable transaction occurred during the three months ended September 30, 1997. Offsetting this decrease in investment management fees was an increase in fees earned due to an increase in the serviced portfolio of PMC Commercial resulting in an increase in base fees of $143,000. The increase in total investment management fees was partially offset by a decrease in construction fee income.

     Operating expenses, not including interest, increased by $49,000 (4%), from $1,186,000 during the three months ended September 30, 1996 to $1,235,000 during the three months ended September 30, 1997. This increase was a result of an increase in salaries and related benefits of $45,000 (6%), from $788,000 during the three months ended September 30, 1996, to $833,000 during the three months ended September 30, 1997. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in portfolio under management, the complexity of the financing transactions undertaken by the Company and an increase in marketing personnel), and a general increase in the level of salaries for employees during 1996 and 1997. Rent expense increased by $5,000 (8%) during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 due to the opening of a new office during January 1997 (in Phoenix, Arizona), the expansion of the Company's space occupied and an increase in the base rent at its headquarters. General and administrative costs increased by $3,000 (1%) during the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 primarily as a result of increased marketing efforts, including attendance at trade shows by representatives of the Company, during the third quarter of 1997.

     Interest expense decreased by $68,000 (5%), from $1,444,000 during the three months ended September 30, 1996 to $1,376,000 during the three months ended September 30, 1997. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million in SBA debentures during February 1997.

     Realized and unrealized gain (loss) on investments changed from a loss of $23,000 during the three months ended September 30, 1996 to a loss of $20,000 during the three months ended September 30, 1997. During both periods, loan losses were minimal.

LIQUIDITY AND CAPITAL RESOURCES

     The primary use of the Company's funds is to originate loans. The Company also uses funds to acquire loans from governmental agencies and/or their agents, for the payment of financing costs, dividends to shareholders, general and administrative expenses, capital expenditures, advances on loan liquidations and principal due on borrowing facilities. Approximately $3.5 million of the Company's SBA debentures were paid in full during 1997. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders. To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and additional credit facilities, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings. Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, the securitization and sale of its loan portfolio and the utilization of its short-term, uncollateralized revolving credit facility.

     Loan commitments outstanding at September 30, 1997 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $71.2 million. Of these commitments, $18.6 million were for loans partially guaranteed by the SBA of which approximately $16.0 million would be sold (if fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

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

     PMC has a $15 million uncollateralized revolving credit facility which expires May 1998. Advances pursuant to the credit facility bear interest at the Company's option at the lender's prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 150%. At September 30, 1997, the Company had $1.0 million outstanding on this credit facility with an applicable interest rate of 8%. At September 30, 1997, the Company was in compliance with all covenants of this facility.

     Due to changes in the SBIC program increasing the cost and availability of SBA debentures and preferred stock, the Company has utilized other sources of funds to expand its loan portfolio. The cost and terms of these other sources of funds will not be as favorable as those historically achieved on SBA debentures and SSBIC preferred stock; however, the Company has been able to issue debt through private placement of notes and generate working capital through securitization and sale of a portion of its portfolio. Since additional funds are required in order to meet the Company's current outstanding commitments, the Company is in the process of structuring a securitized sale of the unguaranteed portion of SBA loans. Proceeds from the sale, net of reserve requirements and costs of the private placement, are expected to be approximately $20 million and are to be utilized to pay down any amount then outstanding on the Company's revolving credit facility and to fund future loan originations. There can be no assurance that the securitization will be completed or, if completed, will be on the terms described above. If additional funds are required, the Company will attempt to either issue additional unsecured notes, privately or publicly raise equity and/or securitize and structure a sale of a portion of either the unguaranteed portion of SBA loans or the portfolio of PMC, Western Financial and/or PMIC. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the foreseeable future.

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

                                     PART II
                                Other Information

ITEM 6.  Exhibits and Reports on Form 8-K

         A.   Exhibits

           None.

         B.   Reports on Form 8-K

           No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     PMC Capital, Inc.

Date:  11/12/97                      /s/ Lance B. Rosemore
     -------------                   -----------------------------------
                                     Lance B. Rosemore
                                     President


Date:  11/12/97                      /s/ Barry N. Berlin
     -------------                   -----------------------------------
                                     Barry N. Berlin
                                     Chief Financial Officer
                                     (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.            DESCRIPTION
-----------            -----------

    27          Financial Data Schedule