Form 10-K405
period 1997-12-31
PMC CAPITAL INC
filed 1998-03-30
CIK 722571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1997

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From _______ to _______.

                        Commission File Number: 811-3780

                               PMC CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

                 FLORIDA                            59-2338539
    (State or other jurisdiction of               (I.R.S. Employer
    incorporation or organization)                Identification No.)

17290 PRESTON ROAD, 3RD FLOOR, DALLAS, TX 75252        (972) 349-3200
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 27, 1998 as reported on the American Stock Exchange, was approximately $123 million. Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 1998, the Registrant had 11,734,591 shares of Common Stock outstanding.


                    DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1998 are incorporated by reference into Part III.

                               PMC CAPITAL, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                  ----------------------------------------


                               TABLE OF CONTENTS


                                                                            Form
                                                                            10-K
                                                                            Report
Item                                                                        Page
----                                                                        ----
                                     PART I

  1.   Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1
  2.   Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . .    9
  3.   Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . .    9
  4.   Submission of Matters to a Vote of Security Holders  . . . . . . .    9


                                     PART II

  5.   Market for the Registrant's  Common Stock and Related
           Shareholder Matters  . . . . . . . . . . . . . . . . . . . . .   10
  6.   Selected Consolidated Financial Data   . . . . . . . . . . . . . .   11
  7.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations  . . . . . . . . . . . . . . . . . .   12
  7A.  Quantitative and Qualitative Disclosures about Market Risk   . . .   20
  8.   Consolidated Financial Statements and Supplementary Data   . . . .   20
  9.   Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure   . . . . . . . . . . . . . . . . . .   20

                                    PART III

  10.  Directors and Executive Officers of the Registrant   . . . . . . .   21
  11.  Executive Compensation   . . . . . . . . . . . . . . . . . . . . .   21
  12.  Security Ownership of Certain Beneficial Owners and Management   .   21
  13.  Certain Relationships and Related Transactions   . . . . . . . . .   21

                                     PART IV

  14.  Exhibits, Financial Statements, Schedules and Reports
           on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . . .   22
  Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23
  Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . .   F-1
  Exhibits    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   E-1

                                     PART I

ITEM 1.   BUSINESS

GENERAL

              PMC Capital, Inc. ("PMC Capital" or "PMC" and, together with its subsidiaries, the "Company") is a diversified closed-end management investment company that operates as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The common stock of the Company (the "Common Stock") is traded on the American Stock Exchange under the symbol "PMC." The Company engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMIC") and Western Financial Capital Corporation ("Western Financial"). First Western, PMIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. In addition, PMC Capital is either directly or indirectly the sole shareholder or partner of PMC Advisers, LTD ("PMC Advisers"), PMC Funding Corp. ("PMC Funding"), PMC Capital Corp. 1996-A ("PMC Capital Corp."), PMC Trust 1996-A, and PMC Capital Limited Partnership (the "Partnership"). PMC Advisers is an investment advisor who evaluates and services loans and other investment alternatives pursuant to a fee arrangement. PMC Capital has elected to be taxed as a regulated investment company and distributes substantially all its taxable income as dividends to its shareholders, thereby incurring no Federal income tax liability on such income.

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

              Earnings per share on a quarterly basis since 1988 were as follows:

                                                               Per Share Earnings
                         -------------------------------------------------------------------------------------------------
                          1997       1996      1995      1994       1993      1992      1991      1990      1989      1988
                         -----      -----     -----     -----      -----     -----     -----     -----     -----     -----
First Quarter ......     $0.29      $0.27     $0.23     $0.19      $0.18     $0.18     $0.15     $0.13     $0.09     $0.09
Second Quarter .....      0.31       0.30      0.25      0.23       0.23      0.23      0.15      0.12      0.11      0.09
Third Quarter ......      0.30       0.30      0.27      0.26       0.25      0.19      0.18      0.13      0.10      0.10
Fourth Quarter .....      0.45*      0.31      0.28      0.44*      0.21      0.19      0.16      0.14      0.11      0.09
                         -----      -----     -----     -----      -----     -----     -----     -----     -----     -----
                         $1.35      $1.18     $1.03     $1.12      $0.87     $0.79     $0.64     $0.52     $0.41     $0.37
                         =====      =====     =====     =====      =====     =====     =====     =====     =====     =====

* Includes $0.21 in 1997 and $0.24 in 1994 relating to structured sales of portions of the loan portfolio.

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

              SBA 7(a) Program lenders are required to pay a fee of between 40 basis points and 50 basis points ("SBA Servicing Fees") per annum on the outstanding principal balance of any loans sold in the secondary market depending upon when the loan was sold. At present, a 50 basis point fee is in effect for loans originated after October, 1995. The value of the guaranteed portion of loans decreased as a result of this fee.

              The fees charged to the borrower by the SBA for the SBA's guaranty of a loan to the lender are based on the size of the originated loan, and range from 2% to 3.875% of the guaranteed portion of the loan. First Western had a decrease in loan origination volume during 1996 and 1997 partially as a result of these increased fees, rule changes as described below and an increase in competition. Due to the decrease in loan origination volume, the premiums recognized from the sale of the government guaranteed portion of SBA 7(a) Program loans sold in the secondary market decreased from $2.8 million in 1995 to $1.9 million during 1996 and $1.8 million in 1997.

              Effective March 1, 1996, certain eligibility requirements of the
7(a) Program were amended.   The following are the present eligibility
requirements:

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

              As described under the caption "Managements Discussion and Analysis of Financial Condition and Results of Operations" the above noted changes have caused the Company to place less reliance on the 7(a) Program lending activities. Continued program and market changes may have an adverse effect on future periods of operations. The future profitability of the Company's 7(a) Program lending activities will be impacted by a number of factors including: (i) the more efficient capital structure achieved by First Western's securitization and sale of portions of the Company's portfolio (see Securitization and Structured Financing Programs) and the timing and availability of portfolio for future securitizations, (ii) volume of lending,
(iii) length of loans, (iv) structure of sales to the secondary market, (v) interest rates charged and related terms, (vi) quality of portfolio, (vii) prepayment experience and (viii) legislative and/or regulatory changes. Any other aspect of SBA programs under which the Company participates could be modified by legislation or agency policy changes. PMC Capital has established alternative lending strategies to address the above noted changes and would pursue additional strategies should the SBA programs under which any of its subsidiaries operates were to be eliminated or significantly curtailed.

              At December 31, 1997 and 1996, First Western had outstanding loans receivable, net, in an aggregate amount of $8.2 million and $26.3 million, respectively. During December 1997, First Western completed a securitization and structured sale of $22.8 million of its unguaranteed SBA loan portfolio (the "First Western Securitization"). This transaction was rated by Moody's Investors Service in two traunches with the majority (93%) rated "Aaa" and the subordinated piece (7%) rated "A1". During the years ended December 31, 1997 and 1996, First Western originated $29.5 million and $29.2 million, respectively, in loans and sold $21.6 million and $20.0 million, respectively, of the guaranteed portion of its loans into the secondary market (without recourse to the Company). At December 31, 1997 and 1996, First Western had loans receivable with aggregate balances of approximately $104,000 and $412,000 (1.2% and 1.6%, respectively, of First Western's outstanding loans receivable, net) greater than 60 days past due. Realized and unrealized losses on First Western's investments (not including the effect of the First Western Securitization and any valuation adjustments on investments in interest-only strip receivables) were $111,000 and $56,000 during the years ended December 31, 1997 and 1996, respectively.

              PMIC

PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term, collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. As an SBIC, PMIC is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures which are guaranteed by the SBA. For any debentures issued by PMIC prior to 1996, the interest rate has been reduced through an SBA subsidy by 3% during the first five years. As an SSBIC, prior to 1996 PMIC was eligible to issue preferred stock to the SBA with either a 3% or 4% per annum cumulative dividend rate. Issuance of debentures is subject to SBA approval and availability. See "Overview of SBA Regulations."

At December 31, 1997 and 1996, PMIC had loans receivable, net, in an aggregate
amount of   $ 48.9 million  and $28.6 million, respectively. During the years ended December 31, 1997 and 1996, PMIC originated $24.1 million and $19.3 million, respectively, in loans and during the year ended December 31, 1996 transferred $24.8 million in loans to PMC Capital in conjunction with a structured financing (the "Structured Financing"). At December 31, 1997 and 1996, PMIC had loans receivable with aggregate balances of approximately $873,000 and $160,000 (1.8% and 0.8%, respectively, of PMIC's loans receivable, net) greater than 60 days past due. Realized and unrealized losses on PMIC's investments were $124,000 and $27,000 during the years ended December 31, 1997 and 1996, respectively.

WESTERN FINANCIAL

Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides loans to small business concerns and persons whether or not they qualify as "disadvantaged." As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of
debentures.   Issuance of debentures is subject to SBA approval and
availability.  See "Overview of SBA Regulations."

At December 31, 1997 and 1996, Western Financial had loans receivable, net, in an aggregate amount of $21.9 million and $14.4 million, respectively. During the years ended December 31, 1997 and 1996, Western Financial originated $12.9 million and $7.5 million, respectively, in loans and during the year ended December 31, 1996 transferred $10.0 million in loans to PMC Capital in conjunction with the Structured Financing. At December 31, 1997 and 1996, Western Financial had loans receivable with aggregate principal balances of approximately $153,000 and $215,000 (0.7% and 1.5%, respectively, of Western Financial's loans receivable, net) greater than 60 days past due. Realized and unrealized losses on Western Financial's investments were $7,000 and $64,000, respectively, during the years ended December 31, 1997 and 1996.

PMC CAPITAL

PMC Capital has originated both fixed-rate and variable-rate loans to borrowers on a non-SBA supported basis using criteria similar to that utilized by its three principal investment company subsidiaries whose loans are funded under the SBA programs. These loans are: (i) to borrowers who exceed the eligibility requirements of the 7(a) Program or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization periods, with the balance due at maturity (typically four to 20 years), (iii) primarily collateralized by real estate and (iv) generally guaranteed by the principals of the borrowers. The funding for this lending program is limited to the extent of leverage available to PMC Capital. However, since the formation of PMC Commercial Trust ("PMC Commercial") in 1993 most fixed-rate non-SBA supported loans have been funded by PMC Commercial and such loans will be made by the Company only to the extent that PMC Commercial does not have available funds. PMC Commercial is a Texas real estate investment trust and an affiliate of PMC Capital.

At December 31, 1997 and 1996, PMC Capital had loans receivable, net, in an aggregate amount of $48.3 million and $24.1 million, respectively. During the years ended December 31, 1997 and 1996, PMC Capital originated $19.9 million and $14.2 million in loans, respectively, and during the year ended December 31, 1996 contributed $45.6 million in loans to the Partnership (including the $34.8 million in loans transferred from PMIC and Western Financial to PMC Capital in
conjunction with the Structured Financing).   At December 31, 1997, PMC Capital
had a loan receivable with an aggregate balance of approximately $461,000 (1.0% of PMC Capital's loans receivable, net) outstanding greater than 60 days. At December 31, 1996, PMC Capital had no loans receivable greater than 60 days past due. PMC Capital had no realized or unrealized losses during the years ended December 31, 1997 and 1996.

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

       PMC ADVISERS

       PMC Advisers, organized in July 1993, is a registered investment advisor under the Investment Advisers Act of 1940 which acts as the investment advisor for PMC Commercial. PMC Advisers provides investment advisory services to PMC Commercial pursuant to an investment management agreement (the "Investment Management Agreement") entered into between PMC Capital, PMC Advisers and PMC Commercial. As the investment advisor for PMC Commercial, PMC Advisers has earned $1,622,000, $1,562,000 and $1,189,000 in advisory fees during the years ended December 31, 1997, 1996 and 1995, respectively.

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

       PMC FUNDING

       PMC Funding is a Florida corporation that holds assets on behalf of the Company. PMC Capital is the sole shareholder of PMC Funding. Operations from PMC Funding consist of income generated from the operation of properties held and charter revenue derived from use by third parties of PMC Funding's airplane. PMC Funding discontinued the use of its' airplane for charter during 1997.

ELECTION TO BE A BUSINESS DEVELOPMENT COMPANY

       In 1980, the 1940 Act was amended to permit closed-end investment companies which make certain types of investments ("Qualifying Assets") to elect to become business development companies ("BDCs") rather than registered investment companies. Under this amendment (the "1980 Amendment"), BDCs must register their shares under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and become subject to the Exchange Act's periodic reporting requirements rather than the 1940 Act's reporting requirements. During 1994, PMC Capital elected to operate as a BDC. Companies having securities registered under the Exchange Act, such as PMC Capital, must file quarterly rather than semi-annual financial reports. The 1980 Amendment provides BDCs with greater operating flexibility relating to capital structure, portfolio diversification, transactions with downstream affiliates, executive stock options and the frequency which they may make distributions from capital gains, that may be greater than that available to registered investment companies.

       Under the 1980 Amendment, a BDC such as PMC Capital may only acquire Qualifying Assets provided that, at the time of their acquisition, Qualifying Assets represent at least 70% of the value of the BDC's total assets. The principal categories of Qualifying Assets relevant to the business of PMC Capital are the following:

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

       Under the 1980 Amendment, now that PMC Capital has elected to be regulated as a BDC, it may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC unless authorized by the vote of a majority of shares of Common Stock.

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

       As stated above, the Company has a fundamental policy regarding investment in the lodging industry. At December 31, 1997 and 1996, loans to businesses in the lodging industry comprised 59% and 44% of its total assets, respectively.

       There can be no assurance that the Company will continue to experience the positive results it has historically achieved from lending to the lodging industry or that market conditions will enable the Company to maintain or increase its level of loan concentration in this industry. Any economic factors that negatively impact this industry could have a material adverse effect on the business of the Company. Additionally, at December 31, 1997, loans to businesses located in Texas, Georgia and Florida comprised approximately 33%, 9% and 8% of the Company's outstanding loan portfolio, respectively. A decline in economic conditions in any of these states may adversely affect the Company.

COMPETITION

       The Company's primary competition comes from banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisors in the lodging industry. Some of these competitors have greater financial and larger managerial resources than the Company. Competition has increased as the financial strength of the banking and thrift industries improved. In management's opinion, there has been an increasing amount of competitive lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company will continue to adhere to its historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by the Company. The Company believes that it competes effectively with such entities on the basis of the lending programs offered, the interest rates, maturities and payment schedules, the quality of its service, its reputation as a lender, the timely credit analysis and decision
making processes, and the renewal options available to borrowers.   In
addition, to the extent that the investment opportunities reviewed by PMC Advisers conform to the investment criteria of PMC Commercial, and PMC Commercial has funds available to make these investments, such investments will be made by PMC Commercial.

       Late in the fourth quarter of 1996, the Company began marketing a new variable rate lending program (the "Prime Lending Program") which is separate from the 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program is designed to refinance existing real estate collateralized commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. Loans funded within the Prime Lending Program will have variable interest rates based on the Prime Rate (as defined below). As of December 31, 1997, the Company had funded $47.8 million in the Prime

Lending Program with a weighted average interest rate of 1.3% above the Prime Rate.

       Additionally, the Company was approved in March 1997 as a licensee under the Rural Economic Development Business and Industry Loan Program sponsored by the U.S. Department of Agriculture (the "B & I Loan Program"). Under the B & I Loan Program, loans are to be originated in rural areas (generally areas with a population of less than 50,000) and are partially guaranteed by the U.S. Government. The U.S. Government guarantees repayment generally up to 80% of the principal amount of loans originated under the B & I Loan Program. The Company presently has several loans in the process of closing.

       In addition to being designated as a "Certified SBA lender" in Miami, Florida and as a "Preferred SBA lender" in Dallas, Texas, in December 1995 First Western was granted the designation of a "preferred lender" in over 50 additional districts of the SBA. Under the 7(a) Program, in order to have an SBA guarantee, the lender must have some level of SBA approval. Within the 7(a) Program, the different status levels for SBA approvals are (i) guaranteed lender, (ii) certified lender and (iii) preferred lender. Approval of loans under the guaranteed lender program requires the greatest amount of review time by the SBA while loans under the preferred lender program require the least. The granting of preferred lender status to First Western assists the Company in competing for loan origination opportunities due to the reduction in approval time.

LEVERAGE

       The Company has borrowed funds and issued shares of preferred stock, and intends to borrow additional funds through advances on its revolving credit facility and through the issuance of notes payable or SBA debentures, if available, see "Overview of SBA Regulations." As a result, the Company is leveraged. The SBA and private lenders have fixed dollar claims on the Company's assets superior to the claims of the holders of Common Stock. Any increase in the interest rate earned by the Company on investments in excess of the interest rate or dividend payable on the funds obtained from either borrowings or the issuance of preferred stock would cause its net income and earnings per share to increase more than it would without leverage, while any decrease in the interest rate earned by the Company on investments would cause net income and earnings per share to decline by a greater amount than it would without leverage. Leverage is thus generally considered a speculative investment technique. In order for the Company to repay indebtedness or meet its obligations in respect of any outstanding preferred stock on a timely basis, the Company may be required to dispose of assets at a time which it would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets may adversely impact the Company's results of operations.

INTEREST RATE AND PREPAYMENT RISK

       As a result of the general downward trend in interest rates, the Company has experienced an increased rate in the prepayment of its loans. On such prepayments, to the extent the loans were on a fixed-rate of interest, the Company received the immediate benefit of the prepayment charge, however, the proceeds from the prepayments were invested initially in temporary investments and have been reloaned or committed to be reloaned at lower rates. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations". The impact of the lower lending rates is partially offset (based on current market conditions) by the reduced cost of the Company's borrowings. See"Interest Rate and Prepayment Risk".

       Net income of the Company is effected by the spread between the rate at which it borrows funds and the rate at which it loans these funds. The portfolio of PMC Capital, Western Financial and PMIC have typically been long-term and have loans with both variable and fixed interest rates and the borrowed funds of these companies are typically long-term and at fixed interest rates. First Western originates variable-rate loans and has utilized equity capital of PMC Capital and through structured sale of its portfolio in 1994 and 1997 to obtain funds necessary to originate loans. If the yield on loans originated by the Company with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, the Company's cash flow will be reduced. During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield and the market price of the Common Stock. Most of the fixed-rate loans that the Company originates have prepayment penalties. If interest rates decline, the Company may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be reloaned or invested at lower rates, which may have an adverse effect on the Company's ability to maintain dividend
distributions at existing levels.   First Western's loans (all variable
interest rate) do not have prepayment penalties.

SECURITIZATION AND STRUCTURED FINANCING PROGRAMS

       Since December 1994, the Company has relied upon its ability to aggregate and sell portions of its loan portfolio in the asset-backed securities market to generate cash proceeds for funding additional loans. Further, gains on sales generated by the Company's securitizations represent a material portion of the Company's revenues. Accordingly, adverse changes in the Company's "Asset-Backed Securities Program" or in the asset-backed securities market for the type of product generated by the Company generally could materially adversely affect the Company's ability to originate and securitize loans on a timely basis and upon terms reasonably favorable to the Company. Any delay in the sale of receivables beyond a quarter-end or year end would eliminate the gain on sale in the given quarter or year and adversely affect the Company's reported earnings for such quarter or year. Any such adverse changes or delays could have a material adverse effect on the Company's financial position, liquidity and results of operations.

       The Company retains a substantial portion of the default and prepayment risk associated with the loan portfolio that is sells pursuant to the Asset-Backed Securities Program. A large component of the gain recognized on such sales and the corresponding asset recorded on the Company's balance sheet is an interest-only strip receivable which is based on the present value of estimated future excess cash flows which will be received by the Company from the securitized loans. Accordingly, the interest-only strip receivable is calculated on the basis of management's assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management's assumptions, possibly to a material degree. Prepayments on loans are commonly measured relative to a prepayment standard or model. The model used for purposes of determining future cash flows, the Constant Prepayment Rate ("CPR"), represents an assumed constant rate of prepayment per annum relative to the then outstanding principal balance of the pool of serviced loans. The CPR does not purport to be either a historical description of the prepayment experience of the pool or a prediction of the anticipated rate of prepayment of the pool.

       Greater than anticipated prepayments of principal will decrease the fair value attributed to the interest-only strip receivable. Fewer than anticipated prepayments of principal will increase the fair value attributed to the interest-only strip receivable. The effect on the Company's yield due to principal prepayments on the underlying securitized loans occurring at a rate that is faster (or slower) than the rate anticipated by the Company in the period immediately following the completion of the securitization will not be entirely offset by a subsequent like reduction (or increase) in the rate of principal payments. The weighted average lives of the underlying securitized loans will also be affected by the amount and timing of delinquencies and defaults on the underlying securitized loans and the recoveries, if any, on defaulted underlying securitized loans.

       In addition, the Company is required to deposit substantial amounts of the cash flows generated by its interests in the Company sponsored securitizations ("restricted cash") into spread accounts which are pledged to the security holders.

       The Company regularly measures its default, prepayment and other assumptions against the actual performance of securitized receivables including the guaranteed portion of loans sold. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated (or overestimated) defaults and/or prepayments, or that any other material assumptions were inaccurate, the Company would be required to adjust the carrying value of its interest-only strip receivable by making a charge to income and adjusting the carrying value of the interest-only strip receivable on its balance sheet. An impairment of the interest-only strip receivable (i.e. reduction of estimated future cash flows) and the corresponding decreases in earnings and cash flow could limit the Company's ability to service debt and could affect future securitizations and other financings. During 1997, as a result of increased prepayment speeds, the Company provided for an unrealized loss and corresponding valuation allowance of $300,000 on the interest-only strip receivables. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of loans that have been sold in securitization transactions, actual rates of default or prepayment may differ from those assumed and other assumptions may be required to be revised upon future events. Generally, the form of credit enhancement agreement entered into in connection with securitization transactions contains specified limits on the delinquency, default and loss rates on the receivables included in each trust. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that trust. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow, if any, from the trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company's cash flow.

EMPLOYEES

       At December 31, 1997, the Company had 63 employees. Management of the Company believes its relationship with its employees is good.

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

       As part of the legislation by Congress in 1996, several increased costs were put into effect for new SBA debentures. A flat 3% "draw-down" fee replaced the 2% commitment fee and interest rates charged on newly issued SBA Debentures increased by 100 basis points. The interest rates previously charged on SBA debentures were approximately 70 basis points over the 10 year Treasury Note. As adjusted, the present rates on newly issued SBA Debentures would be approximately 170 basis points over the 10 year Treasury Note. As part of this legislation, the availability of 3% subsidized debentures and the right of the SBA to purchase preferred stock of an SSBIC was repealed. This has no effect on previously issued debentures or preferred stock of SSBICs including PMIC.


ITEM 2.   PROPERTIES

       The Company's headquarters are located at 17290 Preston Road, Dallas, Texas 75252 where its facilities comprise approximately 12,400 square feet of space pursuant to leases with a corporation, a majority of whose shareholders are officers and/or directors of the Company. In addition, at December 31, 1997, the Company also leased office space in Hollywood, Florida, Phoenix, Arizona and Atlanta, Georgia. The aggregate annual lease payments for the year ended December 31, 1997 were approximately $229,000.


ITEM 3.   LEGAL PROCEEDINGS

       The Company is involved from time to time in routine litigation incidental to its business. The Company does not believe that the current proceedings will have a material adverse effect on the results of operations or financial condition of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1997.

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



                                                        Regular    Special
                                                       Dividends  Dividends
                                                          Per        Per
Quarter Ended                       High        Low      Share      Share
-------------                       ----        ---      -----     ------
December 31, 1997 ..............   $15.25      $14.00    $0.320    $0.020
September 30, 1997 .............   $15.50      $13.75    $0.315      ----
June 30, 1997 ..................   $14.88      $12.50    $0.310      ----
March 31, 1997 .................   $14.50      $13.38    $0.305      ----

December 31, 1996 ..............   $14.75      $12.88    $0.300    $0.020
September 30, 1996 .............   $14.25      $11.75    $0.295      ----
June 30, 1996 ..................   $13.38      $12.38    $0.280      ----
March 31, 1996 .................   $13.63      $11.88    $0.270      ----


December 31, 1995 ..............   $13.25      $11.38    $0.260    $0.065
September 30, 1995 .............   $12.00      $10.88    $0.255      ----
June 30, 1995 ..................   $12.13      $10.75    $0.250      ----
March 31, 1995 .................   $13.50      $11.13    $0.245      ----

       On February 27, 1998, there were approximately 1,900 shareholders of record of Common Stock and the last reported sales price of the Common Stock was $14.06 per share.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

       The following summary of Selected Consolidated Financial Data of the Company as of and for the five years in the period ended December 31, 1997. The following data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of the Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected financial data presented below has been derived from the consolidated financial statements of the Company audited by Coopers & Lybrand L.L.P., independent public accountants, whose report with respect thereto is included elsewhere in this Form 10-K.


                                                                               Years Ended December 31,
                                                      -------------------------------------------------------------------------
                                                         1997            1996            1995            1994            1993
                                                      ---------       ---------       ---------       ---------       ---------
                                                                    (in thousands, except per share information)
Operating:
  Operating income ..............................     $  24,406       $  23,821       $  21,262       $  16,450       $  15,670
  Operating expenses ............................     $ (10,602)      $ (10,454)      $  (9,541)      $  (7,578)      $  (5,933)
  Realized and unrealized gain (loss)
   on investments ...............................     $   1,818       $    (147)      $    (359)      $   3,151       $    (404)
  Net operating income and realized
   and unrealized gain (loss) on
   investments ..................................     $  15,622       $  13,220       $  11,362       $  12,023       $   9,333
  Dividends declared, common ....................     $  14,543       $  12,853       $  11,600       $  11,244       $   9,367
  Earnings per common share .....................     $    1.35       $    1.18       $    1.03       $    1.12       $    0.87
  Dividends per common share ....................     $    1.27       $    1.16       $    1.08       $    1.06       $    0.89
  Weighted average common
   shares outstanding ...........................        11,411          11,002          10,768          10,650          10,579
  Loans funded ..................................     $  86,361       $  70,154       $  77,567       $  75,349       $  74,091

At end of period:
  Loans receivable, net .........................     $ 127,240       $  93,354       $ 110,499       $  75,264       $  71,528
  Total assets ..................................     $ 165,839       $ 163,431       $ 159,002       $ 125,416       $ 112,515
  SBA debentures payable ........................     $  41,290       $  44,570       $  43,540       $  26,280       $  20,280
  Notes payable .................................     $  35,000       $  35,000       $  35,001       $  25,001       $  25,001
  Preferred stock of consolidated
   subsidiary ...................................     $   7,000       $   7,000       $   7,000       $   5,000       $   3,000
  Common shareholders' equity ...................     $  70,166       $  62,903       $  59,088       $  57,371       $  55,524
  Number of common shares
   outstanding ..................................        11,631          11,162          10,871          10,684          10,603
Ratios:
  Return on average assets ......................           9.7%            8.3             8.0%           10.3%            9.4%
  Return on average common
   shareholders' equity .........................          23.3%           21.3%           19.2%           21.2%           16.8%

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL
The Company's operations include originating and servicing commercial loans for its own account as well as operating as an investment advisor who evaluates and services loans under a fee arrangement for PMC Commercial. The Company sells the guaranteed portion its loans originated under the SBA 7(a) Program. In addition, during November 1996 the Company securitized a portion of its fixed rate portfolio as part of the Structured Financing as an additional source of working capital and in December 1997 sold the unguaranteed portion of its loans originated under the SBA 7(a) Program as part of a securitization and sale. Historically, the Company has retained servicing and residual interests in all loans sold.

       The Company's revenue sources include the following:

       o Interest earned on loans originated and retained including the effect of commitment fees collected at the inception of the loan.
       o      Advisory fee income from the management of PMC Commercial.
       o      Equity in the income of non-investment company subsidiaries.
       o Premiums recognized from the sale of the government guaranteed portion of 7(a) Program loans sold into the secondary market.
       o      Interest earned on temporary (short-term) investments.
       o Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.

       In order to generate revenues, PMC originates commercial loans. The following table sets forth information concerning the aggregate gross loans funded for the Company and the respective changes from previous years:


                                            YEARS ENDED DECEMBER 31,
                      ---------------------------------------------------------------
                            1997                 1996                  1995
                      -------------------- --------------------  --------------------
                                             (In millions)
                                 Increase             Increase              Increase
Company               Funded    (Decrease) Funded    (Decrease)  Funded    (Decrease)
-------               ------    ---------- ------    ----------  ------    ----------
PMIC ...........      $24.1        25%     $19.3        (9%)     $21.2       108%
Western
  Financial .....      12.9        72%       7.5        (6%)       8.0        11
First Western ...      29.5         1%      29.2       (28%)      40.6        (2%)
PMC Capital .....      19.9        40%      14.2        84%        7.7       (53%)
                      -----                -----                 -----
Total ...........     $86.4        23%     $70.2        (9%)     $77.5         3%
                      =====                =====                 =====

       In 1993, the Company organized an investment advisor which pursuant to the terms of an investment management agreement acts as the investment advisor for PMC Commercial. The Company's subsidiary, PMC Advisers, has been the investment advisor for PMC Commercial since the completion of PMC Commercial's public offering in December 1993 (see footnote 14 to the accompanying consolidated financial statements). During 1997 PMC Advisers earned management fees of approximately $1.6 million from PMC Commercial.

       The Company also earns income through its equity ownership in its non-investment company subsidiaries, primarily the Partnership. In November 1996 the Partnership completed the Private Placement of approximately $40.7 million of Notes which were issued at par and have an interest rate of 6.725%. The Notes were originally collateralized by approximately $45.7 million of loans contributed to the Partnership by PMC Capital. The net proceeds of the issuance of the Notes, approximately $37.5 million were distributed to PMC Capital were utilized to originate additional loans. The differential between the interest received on the collateralized loans (originally $45.7 million at an average yield of 11.5%) and the interest paid on the Notes (originally $40.7 million at 6.725%), less any loan losses and amortization of transaction fees, contribute to the profit of PMC Capital.

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

       Substantially all of the First Western loans are variable rate which The Wall Street Journal on the first day of the applicable period ("Prime Rate"). The spread over the Prime Rate charged by First Western ranges from 1.0% to 2.75%.

       Prime rates utilized by First Western were as follows:

                            1997           1996          1995
                            ----           ----          ----
       First Quarter        8.25%          8.50%         8.50%
       Second Quarter       8.50%          8.25%         9.00%
       Third Quarter        8.50%          8.25%         9.00%
       Fourth Quarter       8.50%          8.25%         8.75%

       Due to the decline in interest rates since 1995 and the increased availability of either fixed rate loans or variable rate loans with interest rates less than that on the outstanding portfolio of First Western, prepayments have increased.

       There has been an increasing amount of competitor lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company has and will continue to adhere to its historical underwriting criteria, and as a result, certain loan origination opportunities have and will not be funded by the Company. In response to this competition, the Company has instituted the Prime Lending Program as described below. The yield on these loans (assuming no change in the Prime Rate) is lower than the Company has historically experienced.

       Late in the fourth quarter of 1996 the Company began marketing a variable-rate lending program (the "Prime Lending Program") which is separate from the 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program provides funds to refinance existing real estate secured commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. Several of the loans refinanced under this program were originally SBA 7(a) Program loans and that some of these loan originations have refinanced loans of First Western's. These loans have variable interest rates based on the Prime Rate.

       As a result of the Prime Lending Program, the Company experienced a 23% increase in loans originated from $70.2 million during the year ended December 31, 1996 to $ 86.4 million during the year ended December 31, 1997.

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

       The Company receives other investment income from various sources including late fees, prepayment fees, construction monitoring and site visit fees. The net amount of other investment income earned during 1997 was $504,000. The amount earned will vary based on volume funded, the mix of loans (construction versus non-construction), the rate on loans originated (whether fixed or floating) as well as the general level of interest rates.

       Expenses primarily consist of interest expense and company overhead. Expenses were 44% of total income during the year ended December 31, 1997 compared to 43% during the year ended December 31, 1996.

       Interest expense was $5.5 million during 1997. Interest expense is primarily derived from (i) $35 million of unsecured notes with a weighted average interest rate of 7.4% and weighted average remaining maturity of 3.8 years as of December 31, 1997, and (ii) $41,290,000 of debentures due to the SBA as a result of borrowings made by the Company's SBIC subsidiaries, with a weighted average interest rate of 6.7% and weighted average remaining maturity of 5.1 years as of December 31, 1997. At December 31, 1997, the Company had no borrowings outstanding pursuant to its revolving credit facility, and had availability of $15 million. Any borrowings thereunder would bear interest at a rate based on either the prime rate or Libor.

       Company overhead was $5.1 million in 1997 and is comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The Company's operations are centralized from its headquarters in Dallas, Texas. The Company presently has other marketing offices located in Atlanta, Georgia; Austin, Texas and Phoenix, Arizona. The largest overhead expense is the salaries and related benefits which consist of salaries for the Company's officers and employees who provide for all of the Company's management and portfolio functions including marketing, servicing, accounting and portfolio analysis. Salaries and related benefits were 14% and 13%, respectively, of total income during the years ended December 31, 1997 and 1996. It is anticipated that overhead will continue to increase as the Company's portfolio under management increases.

       General and administrative expenditures consist primarily of Texas franchise and other taxes, advertising and promotional expense, telephone services, corporate printing costs and general office expenses. General and administrative expenses were 3% of total income during the year ended December 31, 1997 compared to 4% during the year ended December 31, 1996. These costs are anticipated to increase in proportion to the growth of the Company's portfolio under management. During the year ended December 31, 1997, the Company expensed approximately $40,000 relating to the Texas franchise tax.

       Profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense (collectively the "Other Administrative Costs")
aggregated $822,000 for the year ended December 31, 1997.   The Other
Administrative Costs were 3% of total income for each of the years ended December 31, 1997 and 1996. These costs are anticipated to increase in proportion to the increase in salaries and general administrative expense as a result of the anticipated growth of the Company's portfolio under management.

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

       In accordance with SFAS No. 125, the servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets. The interest-only strip receivable is accounted for as an investment in debt securities classified as available for sale under SFAS No. 115. As of the date a securitization is completed, an asset is established and classified as an "interest-only strip receivable". This receivable is initially valued based on management's estimate of the anticipated discounted future cash flows retained by the Company related to the pool of securitized loans. The discount rate is a market rate based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction.

       On a quarterly basis thereafter, income generated by the interest-only strip receivable is recognized based on an "internal rate of return" (the "IRR") which during the initial reporting period after completion of the securitization is the market rate used in valuing the interest-only strip receivable. Management updates the anticipated future cash flows on a quarterly basis and determines a revised IRR based on the recorded interest-only strip receivable at such balance sheet date. If during any evaluation of the value of the interest-only strip receivable it is determined that the IRR is lower than a "risk free" rate for an asset of similar duration, a realized loss will be incurred which adjusts the recorded value of the interest-only strip receivable to the market value.

       In addition, on a quarterly basis, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investments. During the year ended December 31, 1997, the Company provided for an unrealized loss and corresponding valuation allowance of $300,000 related to the interest-only strip receivable.

       The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income in future periods would be enhanced. During the year ended December 31, 1997 as compared to the prior year, the amount of amortization of the servicing asset was increased as a result of increased prepayment speeds. (See - Securitization and Structured Financing Programs)

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

       Interest income decreased by $1,435,000 (8%), from $18,571,000 for the year ended December 31, 1996 to $17,136,000 for the year ended December 31, 1997. This decrease was primarily attributable to a reduction in PMC Capital's loan portfolio resulting from the Structured Financing completed during November 1996 and the First Western Securitization in December 1997 and a reduction in interest rates on loan originations in 1997. The average retained loan portfolio outstanding decreased 9% from $124.9 million during the year ended December 31, 1996 to $113.8 million during the year ended December 31, 1997. Accordingly, interest income on loans (not including the Partnership) decreased by $1,725,000, or 10%, from $17,504,000 during the year ended December 31, 1996 to $15,779,000 during the year ended December 31, 1997. Including the interest earned by the Partnership of $591,000 and $4,662,000 during the years ended December 31, 1996 and 1997, respectively, interest income on loans increased by $2,346,000 (13%) to $20,441,000 for the year ended December 31, 1997 as compared to $18,095,000 during the year ended December 31, 1996. During the year ended December 31, 1997, the Company earned increased interest on short-term investments due to the funds received from the Structured Financing and the First Western Securitization in December 1997. As a result, during the year ended December 31, 1997, average temporary investments outstanding were $28.9 million, a 36% increase from $21.3 million during the year ended December 31, 1996. Accordingly, interest on temporary investments increased by $291,000, or 27%, from $1,067,000 during the year ended December 31, 1996 to $1,358,000 during the year ended December 31, 1997.

       Premium income decreased by $166,000 (9%), from $1,942,000 for the year ended December 31, 1996 to $1,776,000 for the year ended December 31, 1997. This decrease was primarily attributable to lower premium percentages paid for the loans sold during the year ended December 31, 1997 as compared to December 31, 1996. The primary reason for the lower premium percentages is that the spread above Prime for loans originated and sold was lower in 1997 than 1996. When the lower interest rate loans are sold, the percentage premium paid is usually less, accordingly, the income recognized from loan sales decreased even though the loans sold increased from $20.0 million during the year ended December 31, 1996 to $21.6 million during the year ended December 31, 1997.

       Other investment income, net, decreased by $104,000 (17%), from $608,000 for the year ended December 31, 1996 to $504,000 for the year ended December 31, 1997. This decrease was primarily attributable to a decrease in prepayment fees on the fixed-rate loan portfolio received during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

       Equity in income (loss) of unconsolidated subsidiaries increased by $2,191,000, from income, net, of $369,000 during the year ended December 31, 1996 to income, net, of $2,560,000 during the year ended December 31, 1997. The increase is primarily due to the formation of the Partnership in November 1996 which had net profits of $2,608,000 during the year ended December 31, 1997 compared to $328,000 during the year ended December 31, 1996. The Partnership profits include all yield generated from the loans contributed by PMC Capital less the cost of the Notes issued by the

Partnership. Offsetting a portion of the Partnership income were the operations of PMC Funding which had a decrease in revenues from charter services of its airplane which resulted in a reduction in profits from a net income of $41,000 during the year ended December 31, 1996 to a net loss of $48,000 during the year ended December 31, 1997.

       Other income, net, increased by $99,000 (4%), from $2,331,000 during the year ended December 31, 1996 to $2,430,000 during the year ended December 31, 1997. This increase was primarily a result of an increase in advisory fees. This increase was achieved even though a $251,000 fee was generated by PMC Advisers during the year ended December 31, 1996 related to an equity offering of PMC Commercial for which there was no comparable transaction in 1997.

       Operating expenses, not including interest, increased by $308,000 (6%), from $4,746,000 during the year ended December 31, 1996 to $5,054,000 during the year ended December 31, 1997. This increase was a result of an increase in salaries and related benefits of 255,000 (8%), from $3,180,000 during the year ended December 31, 1996, to $3,435,000 during the year ended December 31, 1997. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in portfolio under management, the complexity of the financing transactions undertaken by the Company and an increase in marketing personnel), and a general increase in the level of salaries for employees during 1996 and 1997. Rent expense increased by $16,000 (8%) during the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to the opening of a new office during 1997 (Phoenix, Arizona) and the expansion of the Company's space occupied and an increase in the base rent at its headquarters. Legal and accounting increased by $43,000 (29%) during the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to the increased cost of the annual audit (primarily attributable to the formation of the Partnership) and increases in general corporate legal services. General and administrative costs decreased by $46,000 during the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to reductions in state franchise taxes.

       Interest expense decreased by $160,000 (3%), from $5,708,000 during the year ended December 31, 1996 to $5,548,000 during the year ended December 31, 1997. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million and $1.0 million in SBA debentures during February 1997 and September 1997, respectively.

       Realized and unrealized gain (loss) on investments (not including the sale of assets) changed from a loss of $147,000 during the year ended December
31, 1996 to a loss of $542,000 during the year ended December 31, 1997.   The
period ended December 31, 1997 includes the effect of the $300,000 unrealized loss related to the interest-only strip receivables. During both periods, loan losses were minimal. During the year ended December 31, 1996, the Company recognized $35,000 in recoveries from previously written-off loans which reduced the net loss during the period. There were no comparable recoveries during the year ended December 31, 1997. During the year ended December 31, 1997, the Company recognized approximately $100,000 in reversal of reserves on loans that paid in full or have become amortizing loans and the likelihood of collection has significantly increased which reduced the net loss during the period. There were no comparable adjustments during the year ended December 31, 1996.

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

       Equity in income (loss) of unconsolidated subsidiaries increased by $447,000, from a loss of $78,000 during the year ended December 31, 1995 to income of $369,000 during the year ended December 31, 1996. The increase is primarily due to the formation of the Partnership in November 1996 which had net profits of $328,000. The Partnership profits include all yield generated from the loans contributed by PMC Capital less the cost of the Notes issued by the Partnership. The net income from the Partnership included $80,000 in fees received on prepaid loans. In addition, PMC Funding realized an increase in revenues from charter services of its airplane which resulted in a change in profits from a loss of $78,000 during the year ended December 31, 1995 to a profit of $41,000 during the year ended December 31, 1996.

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

       Realized and unrealized gain (loss) on investments changed from a loss of $359,000 during the year ended December 31, 1995 to a loss of $147,000 during the year ended December 31, 1996. The decrease in the aggregate losses on a dollar amount and a percentage basis was due to continued steady performance of the lodging portion of the portfolio. In addition, to the extent loans were deemed non-performing or were liquidated or foreclosed upon, the percentage recovery has generally been substantial due to the high concentration of real estate collateral on such loans. Realized and unrealized gain (loss) on investments as a percentage of average loans receivable for the years ended December 31, 1996 and 1995 were 0.12% and 0.38%, respectively.


CASH FLOW ANALYSIS

       The Company generated $10.6 million and $14.1 million from operating activities during the years ended December 31, 1997 and 1996, respectively.
The decrease of $3.5 million (25%) was primarily attributable to the equity in the income of the unconsolidated subsidiaries which is an adjustment to net income and classified as an investing activity to the extent of dividends paid to PMC (see discussion of investing activities below). Included in cash flows from operating activities is the lending activity of First Western relating to the government guaranteed portion of loans originated which are sold into the secondary market ("Government Guaranteed Lending"). During the years ended December 31, 1997 and 1996, the Company had a net source of cash of $1,016,000 and a net use of cash of $1,927,000, respectively, from Government Guaranteed Lending activities. During the year ended December 31, 1997 the Company used net cash of $2.1 million from the change in operating assets and liabilities as compared to a source of cash of $2.1 million during the year ended December 31, 1996.

       The Company used $30.4 million and $26.1 million from investing activities during the years ended December 31, 1997 and 1996, respectively.
The Company increased its use of funds for loans originated by $17.5 million from $48.2 million during the year ended December 31, 1996 to $65.7 million during the year ended December 31, 1997. During the year ended December 31, 1997 principal collected was $10.0 million as compared to $22.6 million during the year ended December 31, 1996. This decrease of $12.6 million (56%) was primarily due to prepayments on larger principal balance fixed rate loans during 1996 primarily in the portfolios of PMC Capital and PMIC. This trend did not continue primarily as a result of the loan sale pursuant to the Structured Financing. The Company also had increased prepayment activity on the variable rate portfolio of First Western during both 1996 and 1997 (which loans have no prepayment fees).

       The Company had a net use of $12.7 million from financing activities during the year ended December 31, 1997. The Company generated $30.4 million from financing activities during the year ended December 31, 1996. The source of funds in 1996 were primarily the net proceeds from the issuance of Notes by the Partnership ($37.5 million) which were distributed to PMC Capital and $2.8 million from dividend reinvestment plan stock issuances. There was no comparable transaction during the year ended December 31, 1997. Dividends paid during the year ended December 31, 1997 were $13.2 million as compared to $11.9 million during the year ended December 31, 1996, an increase of $1.3 million (11.0%).

LIQUIDITY AND CAPITAL RESOURCES

       The primary use of the Company's funds is to originate loans. The Company also uses funds to acquire loans from governmental agencies and/or their agents, for the payment of financing costs, dividends to shareholders, general and administrative expenses, capital expenditures, advances on loan liquidations and principal due on borrowing facilities. Approximately $3.2 million of the Company's SBA debentures was paid in full at maturity during 1997 and $1.5 million was paid in full at maturity in February 1998. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders. To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and additional credit facilities, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings. Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, the securitization and sale of its loan portfolio and the utilization of its short-term, uncollateralized revolving credit facility.

       The Company has a dividend reinvestment and cash purchase plan ("DRP") available to its shareholders (see Note 10 to the accompanying financial statements). During March, 1998 the Company temporarily suspended the optional cash purchase portion of the DRP since the use of leverage is currently more cost effective than the issuance of additional equity. Revisions are currently in process which amend the calculation of the purchase price of the shares issued related to open market purchases under the plan.

       Loan commitments outstanding at December 31, 1997 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $49.6 million.
Of these commitments, $17.1 million were for loans partially guaranteed by the SBA of which approximately $12.0 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

       In order to meet its working capital requirements and increase the size of its investment portfolio, the Company and the Partnership have completed the First Western Securitization in December 1997 and the Company completed the following transactions since the beginning of 1995:

                                                             STATED
                                                            MATURITY
   DATE                AMOUNT             RATE                DATE                DESCRIPTION
   ----                ------             ----                ----                -----------
April, 1995         $  5,000,000          8.600%           April, 2003            Unsecured note
April, 1995         $  5,000,000      Libor + 1.300%       April, 2004            Unsecured note
May, 1995           $  2,000,000          4.000%           May, 2010              Preferred Stock - PMIC
May, 1995 (1)       $  2,260,000    7.500% to 10.400%      Up to December, 2002   SBA Debentures
March, 1995         $  3,000,000          4.840% (2)       March, 2005            SBA Debentures
June, 1995          $  5,000,000          3.690% (2)       June, 2005             SBA Debentures
September, 1995     $  7,000,000          3.875% (2)       September, 2005        SBA Debentures
May, 1996 (1)       $  1,030,000          9.300%           June, 2000             SBA Debentures
November, 1996      $ 40,746,000          7.080%           August, 2011           Structured Financing(3)

       (1)    Assumed debentures from a non-affiliated SBIC.
       (2) Rate increases 3% five years from the date of issuance until maturity.
       (3)    Fixed rate loan-backed notes issued by the Partnership.

       PMC has a $15 million uncollateralized revolving credit facility which expires May 1998. Advances pursuant to the credit facility bear interest at the Company's option at either the lender's prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 150%.
At December 31, 1997, the Company did not have any balance outstanding on this credit facility. At December 31, 1997, the Company was in compliance with all covenants of this facility.

       Due to changes in the SBIC program increasing the cost and availability of SBA debentures and preferred stock, the Company has utilized other sources of funds to expand its loan portfolio. The cost and terms of these other sources of funds are not as favorable as those historically achieved on SBA debentures and SSBIC preferred stock; however, the Company has been able to issue debt through private placement of notes and generate working capital through securitization and sale of a portion of its portfolio. Since additional funds are required in order to meet the Company's current outstanding commitments, the Company is in the process of structuring a securitized sale or structured financing of its variable-rate loans originated as part of the Prime Lending Program. There can be no assurance that a securitization or structured financing will be completed or, if completed, will be on the terms attained on similar transactions completed by the Company. If additional funds are required, the Company will attempt to either issue additional unsecured notes and/or privately or publicly raise equity. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the foreseeable future.

       PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

Reporting Comprehensive Income (SFAS 130)
       In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components.

Disclosures about Segments of an Enterprise and Related Information (SFAS 131)
       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements.

YEAR 2000 COMPLIANCE

       The Company is in the final stages of identifying those computer applications where program changes will be required in order for the applications to process information accurately subsequent to 1999. Since the Company currently uses an outside service bureau for a majority of its payroll data processing, the Company is dependent on the service bureau to be Year 2000 compliant. The service bureau has not yet informed the Company that it is or will be Year 2000 compliant. The Company also uses purchased software programs for a variety of functions, such as for check processing and information resource. The majority of the companies providing these software programs are Year 2000 compliant. The Company uses proprietary software for its collection processing and is in the process of identifying the costs required to update such programs. The cost is not expected to be material. In the event that any of the Company's significant vendors do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Not applicable

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1998.


ITEM 11.  EXECUTIVE COMPENSATION

       Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1998.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14 , 1998.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 14, 1998.

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

                                        PMC Capital, Inc.

                                        By:  /s/ Lance B. Rosemore
                                           ------------------------------------
                                           Lance B. Rosemore, President

Dated March 30, 1998

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

       Name                                       Title                          Date
       ----                                       -----                          ----
/S/ DR. FREDRIC M. ROSEMORE                Chairman of the Board               March 30, 1998
----------------------------------         and Treasurer
 DR. FREDRIC M. ROSEMORE

/S/ LANCE B. ROSEMORE                      President, Chief Executive          March 30, 1998
----------------------------------         Officer, Secretary and Director
LANCE B. ROSEMORE                          (Principal Executive Officer)


/S/ DR. ANDREW S. ROSEMORE                 Executive Vice President,           March 30, 1998
----------------------------------         Chief Operating Officer
DR. ANDREW S. ROSEMORE                     and Director


/S/ BARRY N. BERLIN                        Chief Financial Officer             March 30, 1998
----------------------------------         (Principal Financial and
BARRY N. BERLIN                            Accounting Officer)


/S/ LEE RUWITCH                            Director                            March 30, 1998
----------------------------------
LEE RUWITCH

/S/ DR. MARTHA GREENBERG                   Director                            March 30, 1998
----------------------------------
DR. MARTHA GREENBERG

/S/ DR. IRVIN BORISH                       Director                            March 30, 1998
----------------------------------
DR. IRVIN BORISH

/S/ THOMAS HAMILL                          Director                            March 30, 1998
----------------------------------
THOMAS HAMILL

/S/ ROBERT DIAMOND                         Director                            March 30, 1998
----------------------------------
ROBERT DIAMOND

/S/ BARRY IMBER                            Director                            March 30, 1998
----------------------------------
 BARRY IMBER

                       PMC CAPITAL, INC AND SUBSIDIARIES
                                   FORM 10-K
                         INDEX TO FINANCIAL STATEMENTS

PMC CAPITAL, INC AND SUBSIDIARIES

     Summary of Selected Financial Information .....................................................     F-2

     Quarterly Statistics ..........................................................................     F-3

     Report of Independent Accountants .............................................................     F-4

     Consolidated Financial Statements:

         Financial Highlights ......................................................................     F-5

         Consolidated Balance Sheets as of December 31, 1997 and 1996 ..............................     F-6

         Consolidated Schedule of Investments as of December 31, 1997 ..............................     F-7

         Consolidated Statements of Income for the Years Ended December 31, 1997, 1996 and 1995 ....     F-9

         Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1997,
              1996 and 1995 ........................................................................     F-10

         Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996
              and 1995 .............................................................................     F-11

         Notes to Consolidated Financial Statements ................................................     F-12

     Consolidating Financial Statements:

         Consolidating Balance Sheet as of December 31, 1997 .......................................     F-32

         Consolidating Statement of Income for the Year Ended December 31, 1997 ....................     F-33

         Consolidating Statement of Shareholders' Equity for the Year Ended December 31, 1997 ......     F-34

         Consolidating Statement of Cash Flows for the Year Ended December 31, 1997 ................     F-35

PMC CAPITAL LIMITED PARTNERSHIP

     Report of Independent Accountants .............................................................     F-36

     Statements of Assets, Liabilities and Partners' Capital as of December 31, 1997 and 1996 ......     F-37

     Statements of Income for the year ended December 31, 1997 and for the Period From
         November 8, 1996 (Inception) to December 31, 1996 .........................................     F-38

     Statements of Partners' Capital for the year ended December 31, 1997 and for the Period
         From November 8, 1996 (Inception) to December 31, 1996 ....................................     F-39

     Statements of Cash Flows for the year ended December 31, 1997 and for the Period From
         November 8, 1996 (Inception) to December 31, 1996 .........................................     F-40

     Notes to Financial Statements .................................................................     F-41

--------------------------------------------------------------------------------
                       PMC CAPITAL, INC AND SUBSIDIARIES
                   SUMMARY OF SELECTED FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                                                                                  Years Ended December 31,
                                                          -------------------------------------------------------------------------
                                                            1997            1996            1995            1993            1994
                                                          ---------       ---------       ---------       ---------       ---------
                                                                       (in thousands, except per share data and ratios)
OPERATING:

       Operating income .............................     $  24,406       $  23,821       $  21,262       $  16,450       $  15,670

       Operating expenses ...........................       (10,602)        (10,454)         (9,541)         (7,578)         (5,933)

       Realized and unrealized gain (loss)
         on investments .............................         1,818            (147)           (359)          3,151            (404)
                                                          ---------       ---------       ---------       ---------       ---------

       Net operating income and realized
         and unrealized gain (loss) on
         investments ................................     $  15,622       $  13,220       $  11,362       $  12,023       $   9,333
                                                          =========       =========       =========       =========       =========

       Dividends declared, common ...................     $  14,543       $  12,853       $  11,600       $  11,244       $   9,367
                                                          =========       =========       =========       =========       =========

       Earnings per common share ....................     $    1.35       $    1.18       $    1.03       $    1.12       $    0.87
                                                          =========       =========       =========       =========       =========

       Dividends per common share ...................     $    1.27       $    1.16       $    1.08       $    1.06       $    0.89
                                                          =========       =========       =========       =========       =========

       Weighted average common shares
         outstanding ................................        11,411          11,002          10,768          10,650          10,579
                                                          =========       =========       =========       =========       =========

       Loans funded .................................     $  86,361       $  70,154       $  77,567       $  75,349       $  74,091
                                                          =========       =========       =========       =========       =========

AT END OF PERIOD:

       Loans receivable, net ........................     $ 127,240       $  93,354       $ 110,499       $  75,264       $  71,528
                                                          =========       =========       =========       =========       =========

       Total assets .................................     $ 165,839       $ 164,964       $ 159,002       $ 125,416       $ 112,515
                                                          =========       =========       =========       =========       =========

       SBA debentures payable .......................     $  41,290       $  44,570       $  43,540       $  26,280       $  20,280
                                                          =========       =========       =========       =========       =========

       Notes payable ................................     $  35,000       $  35,000       $  35,001       $  25,001       $  25,001
                                                          =========       =========       =========       =========       =========

       Preferred stock of consolidated subsidiary ...     $   7,000       $   7,000       $   7,000       $   5,000       $   3,000
                                                          =========       =========       =========       =========       =========

       Common shareholders' equity ..................     $  70,166       $  62,903       $  59,088       $  57,371       $  55,524
                                                          =========       =========       =========       =========       =========

       Number of common shares outstanding ..........        11,631          11,162          10,871          10,684          10,603
                                                          =========       =========       =========       =========       =========

RATIOS:

       Return on average assets .....................           9.7%            8.3%            8.0%           10.3%            9.4%
                                                          =========       =========       =========       =========       =========

       Return on average common shareholders'
         equity .....................................          23.3%           21.3%           19.2%           21.2%           16.8%
                                                          =========       =========       =========       =========       =========

--------------------------------------------------------------------------------
                        PMC CAPITAL, INC AND SUBSIDIARIES
                              QUARTERLY STATISTICS
                 (UNAUDITED, IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                              YEAR ENDED DECEMBER 31, 1997
                                      -----------------------------------------------------------------------------
                                        FIRST            SECOND           THIRD           FOURTH
                                        QUARTER          QUARTER         QUARTER          QUARTER          TOTAL
                                      -----------      -----------     -----------      -----------     -----------
OPERATING INCOME ................     $     5,954      $     6,103     $     6,082      $     6,267     $    24,406

NET OPERATING INCOME ............     $     3,324      $     3,488     $     3,471      $     3,521     $    13,804

NET GAIN (LOSS) ON INVESTMENTS ..     $       (57)     $        38     $       (20)     $     1,857     $     1,818

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS ..     $     3,267      $     3,526     $     3,451      $     5,378     $    15,622

-------------------------------------------------------------------------------------------------------------------
                                                   PER SHARE
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME ................     $     0.530      $     0.538     $     0.531      $     0.540     $     2.139

NET OPERATING INCOME ............     $     0.296      $     0.307     $     0.303      $     0.303     $     1.209

NET GAIN (LOSS) ON INVESTMENTS ..     $    (0.005)     $     0.003     $    (0.002)     $     0.160     $     0.156

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS ..     $     0.291      $     0.310     $     0.301      $     0.463     $     1.365

                                                              YEAR ENDED DECEMBER 31, 1996
                                      -----------------------------------------------------------------------------
                                        FIRST            SECOND           THIRD           FOURTH
                                        QUARTER          QUARTER         QUARTER          QUARTER          TOTAL
                                      -----------      -----------     -----------      -----------     -----------
OPERATING INCOME ................     $     5,480      $     5,904     $     6,051      $     6,386     $    23,821

NET OPERATING INCOME ............     $     3,012      $     3,346     $     3,421      $     3,588     $    13,367

NET GAIN (LOSS) ON INVESTMENTS ..     $       (17)     $        (1)    $       (23)     $      (106)    $      (147)

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS ..     $     2,995      $     3,345     $     3,398      $     3,482     $    13,220

-------------------------------------------------------------------------------------------------------------------
                                                   PER SHARE
-------------------------------------------------------------------------------------------------------------------

OPERATING INCOME ................     $     0.502      $     0.539      $     0.550      $     0.574      $     2.165

NET OPERATING INCOME ............     $     0.276      $     0.305      $     0.311      $     0.323      $     1.215

NET GAIN (LOSS) ON INVESTMENTS ..     $    (0.002)              --      $    (0.002)     $    (0.010)     $    (0.014)

NET INCREASE IN NET ASSETS
     RESULTING FROM OPERATIONS ..     $     0.274      $     0.305      $     0.309      $     0.313      $     1.201

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Shareholders and Board of Directors
PMC Capital, Inc.:


We have audited the accompanying consolidated balance sheets of PMC Capital, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997 and the financial highlights for each of the five years in the period ended December 31, 1997. We have also audited the accompanying consolidated schedule of investments as of December 31, 1997. These financial statements and the financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included the examination or confirmation of securities owned as of December 31, 1997 and 1996. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements and financial highlights referred to above present fairly, in all material respects, the consolidated financial position of PMC Capital, Inc. and subsidiaries as of December 31, 1997 and 1996, the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, and the financial highlights for each of the five years in the period ended December 31, 1997, and the consolidated schedule of investments as of December 31, 1997, in conformity with generally accepted accounting principles.

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


                                              COOPERS AND LYBRAND L.L.P.


Dallas, Texas
February 28, 1998

--------------------------------------------------------------------------------
                       PMC CAPITAL, INC AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

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

                                                                                Years Ended December 31,
                                                                --------------------------------------------------------
                                                                  1997        1996        1995        1994        1993
                                                                --------    --------    --------    --------    --------
PER SHARE OPERATING PERFORMANCE (1):

       Net asset value, beginning of period .................   $   5.64    $   5.44    $   5.37    $   5.24    $   5.20
                                                                --------    --------    --------    --------    --------
       Net operating income .................................       1.21        1.21        1.09        0.83        0.92
       Net gains or losses on securities
         realized and unrealized (2) ........................       0.47        0.17        0.08        0.37        0.02
                                                                --------    --------    --------    --------    --------
           Total from investment operations .................       1.68        1.38        1.17        1.20        0.94
                                                                --------    --------    --------    --------    --------

       Less distributions:
         Preferred shareholder of consolidated subsidiary ...       0.02        0.02        0.02        0.01        0.01
         Common shareholders ................................       1.27        1.16        1.08        1.06        0.89
                                                                --------    --------    --------    --------    --------

            Total distributions .............................       1.29        1.18        1.10        1.07        0.90
                                                                --------    --------    --------    --------    --------

       Net asset value, end of period .......................   $   6.03    $   5.64    $   5.44    $   5.37    $   5.24
                                                                ========    ========    ========    ========    ========

       Per share market value, end of period ................   $  14.56    $  14.00    $  12.63    $  13.50    $  14.50
                                                                ========    ========    ========    ========    ========

       Total investment return ..............................         13%         20%          2%          0%         16%
                                                                ========    ========    ========    ========    ========

RATIOS AND SUPPLEMENTAL DATA:

       Net assets, end of period ( in thousands) ............   $ 70,166    $ 62,903    $ 59,088    $ 57,371    $ 55,524
                                                                ========    ========    ========    ========    ========
       Ratio of expenses to average net assets ..............         16%         17%         16%         13%         11%
                                                                ========    ========    ========    ========    ========
       Ratio of operating income to average net assets ......         21%         22%         20%         16%         18%
                                                                ========    ========    ========    ========    ========
       Ratio of net operating income and realized and
         unrealized gain (loss) on investments to
         average net assets .................................         24%         22%         20%         21%         17%
                                                                ========    ========    ========    ========    ========
       Portfolio turnover (3) ...............................         20%         16%         30%         65%         54%
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

                        PMC CAPITAL, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                       ----------------------
                                                                          1997         1996
                                                                       ---------    ---------
                                     ASSETS

INVESTMENTS AT VALUE:
  Loans receivable, net .............................................  $ 127,240    $  93,354
  Cash equivalents ..................................................     17,237       49,677
  Investment in unconsolidated subsidiaries .........................      7,797        8,585
  Interest-only strip receivables ...................................      3,708        3,143
  Restricted investments ............................................      2,798        1,229
  Real property owned ...............................................        296          303
                                                                       ---------    ---------
TOTAL INVESTMENTS ...................................................    159,076      156,291
                                                                       ---------    ---------

OTHER ASSETS:
  Receivable for loans sold .........................................      1,346        2,508
  Due from unconsolidated subsidiaries ..............................      1,302        1,097
  Servicing asset ...................................................      1,607        1,753
  Deferred charges, deposits and other assets .......................      1,398          885
  Accrued interest receivable .......................................        608          376
  Cash ..............................................................        265          340
  Property and equipment, net .......................................        237          181
                                                                       ---------    ---------
TOTAL OTHER ASSETS ..................................................      6,763        7,140
                                                                       ---------    ---------
TOTAL ASSETS ........................................................  $ 165,839    $ 163,431
                                                                       =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable ............................................  $  41,290    $  44,570
  Notes payable .....................................................     35,000       35,000
  Accounts payable ..................................................      3,269        4,145
  Dividends payable .................................................      4,018        3,635
  Borrower advances .................................................      1,678        1,795
  Accrued interest payable ..........................................      1,316        1,442
  Due to unconsolidated subsidiaries ................................        279        1,076
  Deferred fee revenue ..............................................        571          419
  Other liabilities .................................................      1,252        1,446
                                                                       ---------    ---------
TOTAL LIABILITIES ...................................................     88,673       93,528
                                                                       ---------    ---------
COMMITMENTS AND CONTINGENCIES

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY ............................      7,000        7,000
                                                                       ---------    ---------
SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares of $01 par value,
       11,631,000 and 11,162,000 shares issued and outstanding
       at December 31, 1997 and 1996, respectively ..................        116          112
  Additional paid-in capital ........................................     68,555       62,125
  Undistributed net operating income ................................      2,289        1,101
  Net unrealized depreciation on investments ........................       (794)        (435)
                                                                       ---------    ---------
                                                                          70,166       62,903
                                                                       ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........................  $ 165,839    $ 163,431
                                                                       =========    =========
NET ASSET VALUE PER COMMON SHARE ....................................  $    6.03    $    5.64
                                                                       =========    =========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS.

                        PMC CAPITAL INC AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                    DECEMBER 31, 1997 (Dollars in thousands)

                                                                RETAINED LOANS                              SERVICED LOANS (2)
                                               --------------------------------------------------      ----------------------------
                                               NUMBER                                                  NUMBER
                                                OF                                                      OF
            CATEGORY/ISSUER (1)                LOANS    VALUE          %        COST         %         LOANS      COST         %
            -------------------                -----   --------      -----    --------     ------      ------   --------    -------
LOANS TO SMALL BUSINESS CONCERNS (3):
  SMALL BUSINESS LENDING COMPANY LOANS:
  FIRST WESTERN SBLC, INC AND SUBSIDIARY
    Hotels and motels ......................      60   $  4,149        3.3%   $  4,207        3.3%        127   $ 91,886       30.9%
    Gasoline/service stations ..............      13        115        0.1%        126        0.1%         17      4,902        1.6%
    Restaurants ............................      32        340        0.3%        439        0.4%         67     12,306        4.1%
    Laundromats ............................       6          5         --           6         --          10      1,241        0.4%
    Retail, other ..........................      32      1,709        1.3%      1,732        1.4%         63      8,182        2.8%
    Health care ............................       8         39         --          41         --          11        794        0.3%
    Food and grocery stores ................       8          5         --          23         --          12      2,910        1.0%
    Services ...............................      45      1,241        1.0%      1,317        1.0%         88     13,122        4.4%
    Manufacturing ..........................      12        124        0.1%        124        0.1%         13      2,718        0.9%
    Wholesale ..............................      17        469        0.4%        469        0.4%         21      3,975        1.3%
    Car washes .............................      --         --         --          --         --           1        104         --
                                               -----   --------      -----    --------     ------      ------   --------    -------
  Total ....................................     233      8,196        6.5%      8,484        6.7%        430    142,140       47.7%
                                               -----   --------      -----    --------     ------      ------   --------    -------

  SMALL BUSINESS INVESTMENT COMPANY LOANS:
  WESTERN FINANCIAL CAPITAL CORPORATION
    Hotels and motels ......................      19     11,824        9.3%     12,035        9.3%         26     17,741        6.0%
    Gasoline / service stations ............       5      1,951        1.5%      1,970        1.5%          7      2,482        0.8%
    Restaurants ............................       1      1,159        0.9%      1,165        0.9%          2      1,352        0.5%
    Retail, other ..........................       2      1,501        1.2%      1,558        1.2%          4      1,687        0.6%
    Services ...............................      13      3,113        2.4%      3,208        2.5%         15      3,472        1.2%
    Health care ............................      22      1,078        0.8%      1,132        0.9%         23      1,173        0.4%
    Food and grocery stores ................       1        100        0.1%        100        0.1%          1        100         --
    Manufacturing ..........................       1         51         --          51         --           1         51         --
    Agriculture ............................       2        871        0.7%        879        0.7%          2        879        0.3%
    Transportation .........................       1        101        0.1%        103        0.1%          1        103         --
    Other notes receivable .................       4        109        0.1%        146        0.1%          5        234        0.1%
                                               -----   --------      -----    --------     ------      ------   --------    -------
  Total ....................................      71     21,858       17.1%     22,347       17.3%         87     29,274        9.9%
                                               -----   --------      -----    --------     ------      ------   --------    -------

  SPECIALIZED SMALL BUSINESS INVESTMENT COMPANY LOANS:
  PMC INVESTMENT CORPORATION
    Hotels and motels ......................      55     42,727       33.6%     43,483       33.6%         78     60,642       20.4%
    Gasoline / service stations ............       7      3,468        2.7%      3,525        2.7%          9      4,339        1.5%
    Restaurants ............................       1        278        0.2%        278        0.2%          1        278        0.1%
    Retail, other ..........................       1         50         --          51         --           1         51         --
    Services ...............................       3        481        0.4%        491        0.4%          3        491        0.2%
    Health care ............................      12        457        0.4%        570        0.4%         12        570        0.2%
    Food and grocery stores ................       4        758        0.6%        769        0.6%          6      1,515        0.5%
    Other notes receivable .................       2        630        0.5%        763        0.6%          2        763        0.3%
                                               -----   --------      -----    --------     ------      ------   --------    -------
  Total ....................................      85     48,849       38.4%     49,930       38.5%        112     68,649       23.2%
                                               -----   --------      -----    --------     ------      ------   --------    -------

  COMMERCIAL LOANS:
  PMC CAPITAL, INC
    Hotels and motels ......................      43     39,956       38.2%     39,911       30.8%         56     48,624       16.3%
    Gasoline / service stations ............       2        583        0.5%        585        0.5%          2        585        0.2%
    Restaurants ............................       1        155        0.1%        156        0.1%          1        156         --
    Retail, other ..........................       2      1,859        1.5%      1,861        1.4%          2      1,859        0.6%
    Services ...............................       2      1,418        1.1%      1,419        1.1%          2      1,418        0.5%
    Commercial real estate .................       5      3,575        3.1%      3,912        3.0%          5      3,912        1.3%
    Apartment complex ......................       1        791        0.6%        799        0.6%          1        799        0.3%
                                               -----   --------      -----    --------     ------      ------   --------    -------
  Total ....................................      56     48,337       38.0%     48,643       37.5%         69     57,353       19.2%
                                               -----   --------      -----    --------     ------      ------   --------    -------
  TOTAL LOANS RECEIVABLE (4) ...............     445   $127,240      100.0%   $129,404      100.0%        698   $297,416      100.0%
                                               =====   ========      =====    ========     ======      ======   ========    =======


                            (Continued on next page)

                        PMC CAPITAL INC AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                               DECEMBER 31, 1997
                                   (CONTINUED)


                    CATEGORY/ISSUER                                     VALUE         %         COST         %
                    ---------------                                    --------    -------    --------    -------
TOTAL LOANS RECEIVABLE (FROM PRIOR PAGE) ...........................   $127,240       80.0%   $129,404       80.1%
                                                                       --------    -------    --------    -------

MONEY MARKET AND FUND DEPOSIT ACCOUNTS (5):
      Certificates of deposit (6) ..................................      1,089        0.7%      1,089        0.7%
      Bank money market saving accounts ............................      5,647       15.2%      5,647        3.5%
      SunTrust, overnight repo account .............................        182        0.1%        182        0.1%
      Short-term government agency securities ......................      7,984        5.9%      7,984        4.9%
      Dreyfus, Cash Management Plus money market fund ..............      2,021        1.3%      2,021        1.9%
      Goldman Sachs,  Prime Obligation money market fund ...........        518        0.3%        518        0.3%
                                                                       --------    -------    --------    -------
     Total money market and fund deposit accounts ..................     17,441       31.1%     17,441       10.8%
                                                                       --------    -------    --------    -------
INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES:
      Investment in PMC Limited Partnership ........................      7,473        4.7%      7,473        4.6%
      Investment in PMC Advisers, LTD ..............................         26         --          26         --
      Investment in PMC Capital Corp 1996-A and PMC Trust 1996-A ...        253        0.2%        253        0.2%
      Investment in PMC Funding Corp ...............................         45         --          45         --
                                                                       --------    -------    --------    -------
     Total investment in unconsolidated subsidiaries ...............      7,797        4.9%      7,797        4.8%
                                                                       --------    -------    --------    -------
OTHER INVESTMENTS:
      Interest-only strip receivable ...............................      3,708        2.3%      4,008        2.5%
      SunBank Miami, restricted investments ........................      1,206        0.8%      1,206        0.7%
      Bank One Trust Company, restricted investments ...............      1,388        0.9%      1,388        0.7%
      Real property owned ..........................................        296        0.2%        329        0.2%
                                                                       --------    -------    --------    -------
     Total other investments .......................................      6,598        4.1%      6,931        4.8%
                                                                       --------    -------    --------    -------
TOTAL INVESTMENTS (7) ..............................................   $159,076      100.0%   $161,573      100.0%
                                                                       ========    =======    ========    =======

(1) Names have been omitted as disclosure to the public may be detrimental to the small business.

(2)       Balances include retained loans, loans sold into the secondary market

          ($102.1 million), the loans contributed to the Partnership ($34.3 million) and the unguaranteed portion of First Western loans sold and serviced ($31.5 million). The balance does not include approximately $110.8 million of loan portfolio serviced on behalf of PMC Commercial Trust.

(3)       Interest rates on loans receivable range from 8.0% to 14.9%.

(4) Balances are at face value of loans, less discounts aggregating $109,000 in accordance with Emerging Issues Task Force 88-11, discounts on purchased loans of $406,000, deferred fee revenue of $12 million and reserves of $494,000.

(5) Interest or dividend rates on money market and fund deposit accounts range from 4.8% to 6.1%.

(6) Interest rates on certificates of deposit range from 5.2% to 5.6%. All certificates held by either PMC or any of its subsidiaries are less than $100,000 in any one institution, generally have original maturities of 90 days and are considered to be cash equivalents.

(7) The aggregate cost of investments for Federal income tax purposes is $160.7 million.

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                     YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1997        1996        1995
                                                               --------    --------    --------
INVESTMENT INCOME:
  Interest .................................................   $ 17,136    $ 18,571    $ 16,330
  Premium income ...........................................      1,776       1,942       2,847
  Other investment income, net .............................        504         608         368
                                                               --------    --------    --------

Total investment income ....................................     19,416      21,121      19,545

Other income, net ..........................................      2,430       2,331       1,795
Equity in income (loss) of unconsolidated subsidiaries .....      2,560         369         (78)
                                                               --------    --------    --------

Total income ...............................................     24,406      23,821      21,262
                                                               --------    --------    --------
EXPENSES:
  Interest .................................................      5,548       5,708       5,049
  Salaries and related benefits ............................      3,435       3,180       2,778
  General and administrative ...............................        797         843       1,053
  Profit sharing plan ......................................        243         217         190
  Rent .....................................................        229         213         203
  Legal and accounting .....................................        192         149         152
  Small Business Administration fees .......................        108          99          77
  Directors and shareholders expense .......................         50          45          39
                                                               --------    --------    --------

Total expenses .............................................     10,602      10,454       9,541
                                                               --------    --------    --------

Net  operating income ......................................     13,804      13,367      11,721
                                                               --------    --------    --------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off ......................................       (183)       (214)       (309)
    Recoveries on loans written-off ........................         --          35          40
    Sale of assets .........................................      2,360          --          --
    Change in unrealized appreciation
      (depreciation) on investments ........................       (359)         32         (90)
                                                               --------    --------    --------

Total realized and unrealized gain (loss) on investments ...      1,818        (147)       (359)
                                                               --------    --------    --------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS ...............................   $ 15,622    $ 13,220    $ 11,362
                                                               ========    ========    ========

PREFERRED DIVIDENDS ........................................   $    250    $    251    $    222
                                                               ========    ========    ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................     11,411      11,002      10,768
                                                               ========    ========    ========

EARNINGS PER COMMON SHARE ..................................   $   1.35    $   1.18    $   1.03
                                                               ========    ========    ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  NET
                                                                UNDISTRIBUTED  UNREALIZED
                                                     ADDITIONAL      NET      DEPRECIATION
                                            COMMON    PAID-IN     OPERATING       ON
                                            STOCK     CAPITAL      INCOME     INVESTMENTS    TOTAL
                                           --------  ---------- ------------- ------------  --------
BALANCE, JANUARY 1, 1995 ...............   $    107   $ 56,254    $  1,387    $   (377)     $ 57,371

Issuances of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 187,005 shares ........          2      2,175          --          --         2,177

Net income .............................         --         --      11,452         (90)       11,362

Dividends:

  Preferred ............................         --         --        (222)         --          (222)

  Common ( $108 per common share ) .....         --         --     (11,600)         --       (11,600)
                                           --------   --------    --------    --------      --------

BALANCE, DECEMBER 31, 1995 .............        109     58,429       1,017        (467)       59,088

Issuances of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 291,042 shares ........          3      3,696          --          --         3,699

Net income .............................         --         --      13,188          32        13,220

Dividends:

  Preferred ............................         --         --        (251)         --          (251)

  Common ( $116 per common share ) .....         --         --     (12,853)         --       (12,853)
                                           --------   --------    --------    --------      --------

BALANCE, DECEMBER 31, 1996 .............        112     62,125       1,101        (435)       62,903

Issuances of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 468,706 shares ........          4      6,430          --          --         6,434

Net income .............................         --         --      15,981        (359)       15,622

Dividends:

  Preferred ............................         --         --        (250)         --          (250)

  Common ( $127 per common share ) .....         --         --     (14,543)         --       (14,543)
                                           --------   --------    --------    --------      --------

BALANCE, DECEMBER 31, 1997 .............   $    116   $ 68,555    $  2,289    $   (794)     $ 70,166
                                           ========   ========    ========    ========      ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PMC CAPITAL, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (In thousands)

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                       --------------------------------
                                                                                         1997        1996        1995
                                                                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments ......   $ 15,622    $ 13,220    $ 11,362
  Adjustments to reconcile net operating income and realized and unrealized gain
    (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale ................................................    (20,622)    (21,915)    (30,468)
        Proceeds from sale of guaranteed loans .....................................     21,638      19,988      30,299
        Change in unrealized depreciation on investments and loans written-off .....        543         182         359
        Unrealized premium income, net .............................................        215          (5)         80
        Depreciation and amortization ..............................................      1,032       1,084       1,142
        Accretion of loan discount and deferred fees ...............................     (1,623)       (957)       (799)
        Deferred fees collected ....................................................        766         785       1,050
        (Gain) loss on sale of assets ..............................................     (2,360)         --          26
        Equity in (income) loss of unconsolidated subsidiaries .....................     (2,560)       (369)         78
        Net change in operating assets and liabilities:
            Accrued interest receivable ............................................       (231)        347        (298)
            Other assets ...........................................................       (527)        357        (166)
            Accrued interest payable ...............................................       (127)          8         401
            Borrower advances ......................................................       (116)       (465)       (694)
            Other liabilities ......................................................     (1,069)      1,812         503
                                                                                       --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................................     10,581      14,072      12,875
                                                                                       --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .....................................................................    (65,739)    (48,239)    (47,098)
  Principal collected and other adjustments ........................................     10,069      22,647      10,651
  Proceeds from interest-only strip receivables ....................................        648          --          --
  Purchase of furniture and fixtures and other assets ..............................       (139)       (127)        (53)
  Purchase of government securities ................................................         --          --      (3,942)
  Proceeds from maturities of government securities ................................         --          --       8,947
  Proceeds from sale of assets .....................................................     22,986          --         233
  Proceeds from partnership distributions ..........................................      3,347          --          --
  Release of (investment in) restricted cash .......................................     (1,569)        556        (251)
  Investment in unconsolidated subsidiaries ........................................         --        (893)       (400)
                                                                                       --------    --------    --------
NET CASH USED IN INVESTING ACTIVITIES ..............................................    (30,397)    (26,056)    (31,913)
                                                                                       --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance or assumption of  SBA debentures .........................         --         941      15,000
   Proceeds from issuance of notes payable .........................................         --          --      10,000
   Proceeds from issuance of common stock ..........................................      5,475       2,834       1,399
   Proceeds from issuance of preferred stock .......................................         --          --       2,000
   Proceeds from unconsolidated subsidiary .........................................         --      37,803          --
   Proceeds from revolving credit facility .........................................      8,300          --          --
   Payment on revolving credit facility ............................................     (8,300)         --          --
   Payment of dividends on common stock ............................................    (13,197)    (11,935)    (11,189)
   Payment of dividends on preferred stock .........................................       (250)       (250)       (204)
   Payment of SBA debentures .......................................................     (3,280)         --          --
   Advances from (to) unconsolidated affiliates, net ...............................     (1,004)      1,114         357
   Payment of issuance costs on notes and debentures ...............................       (443)        (80)       (447)
                                                                                       --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................................    (12,699)     30,427      16,916
                                                                                       --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...............................    (32,515)     18,443      (2,122)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .......................................     50,017      31,574      33,696
                                                                                       --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF YEAR .............................................   $ 17,502    $ 50,017    $ 31,574
                                                                                       ========    ========    ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid ...................................................................   $  5,631    $  5,433    $  4,648
                                                                                       ========    ========    ========

   Dividends reinvested ............................................................   $    963    $    880    $    777
                                                                                       ========    ========    ========

   Loans receivable acquired in exchange for SBA debentures ........................   $     --    $    158    $  2,109
                                                                                       ========    ========    ========

   Reclassification from loans receivable to real property owned ...................   $    203    $    453    $     65
                                                                                       ========    ========    ========

   Loans to facilitate sale of real property owned .................................   $     --    $     --    $     85
                                                                                       ========    ========    ========

   Loans contributed to unconsolidated subsidiary, net .............................   $     --    $ 45,145    $     --
                                                                                       ========    ========    ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

PMC Capital, Inc. ("PMC" or "PMC" Capital") is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act"). PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMIC") and Western Financial Capital Corporation ("Western Financial"). First Western, PMIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. In addition, PMC is either directly or indirectly the sole shareholder or partner of PMC Advisers, LTD ("PMC Advisers"), PMC Funding Corp. ("PMC Funding"), PMC Capital Corp. 1996-A ("PMC Capital Corp."), PMC Trust 1996-A and PMC Capital Limited Partnership ( the "Partnership"). PMC has elected to be taxed as a regulated investment company and distributes substantially all of its taxable income as dividends to shareholders.

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

CONSOLIDATED SUBSIDIARIES

First Western is a small business lending company ("SBLC") that originates variable-rate loans which are partially guaranteed by the Small Business Administration ("SBA") pursuant to its Section 7(a) Program (the "SBA 7(a) Program"). The eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and other factors.

PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMIC are either fixed or variable based on the prime lending rate ("Prime Rate"). As an SSBIC, PMIC is eligible to obtain long-term, fixed-rate, funding from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate is reduced through an SBA subsidy by 3% during the first five years) and preferred stock.

Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides long-term loans to borrowers whether or not they qualify as "disadvantaged". The interest rates on loans originated by PMIC are either fixed or variable based on the Prime Rate. As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate, funding from the SBA through the issuance of debentures.

PMC originates loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by the subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the SBA 7(a) Program or SBIC programs.

UNCONSOLIDATED ENTITIES

PMC Advisers, organized in 1993, is a registered investment advisor under the Investment Advisers Act of 1940 which acts as the investment advisor for PMC Commercial Trust ("PMC Commercial" or the "Trust"), a Texas real estate investment trust and an affiliate of PMC Capital.

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

VALUATION OF INVESTMENTS

Loans Receivable: Loans receivable are carried at the Board of Directors' estimate of fair value. The Board of Directors has estimated the fair value of loans receivable to approximate the amortized costs of the loans, unless there is doubt as to the realization of the loan (a "Problem Loan"). A valuation reserve is established for a Problem Loan based on the creditor's payment history, collateral value, guarantor support and other factors.

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

Interest-only Strip Receivable and Servicing Asset: Effective January 1, 1997, the Company prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides for the accounting and reporting of transfers and servicing of financial assets based on a financial-components approach.

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

SFAS No. 125 also requires that amounts carried previously as excess servicing assets be reclassified to a servicing asset and an interest-only strip receivable, as defined. Accordingly, the Company reclassified its excess servicing asset (net of an allowance for credit losses on loans sold) of $4,896,000 at December 31, 1996 to $1,753,000 of a servicing asset and $3,143,000 of an interest-only strip receivable.

In accordance with SFAS No. 125, the servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets. The interest-only strip receivable is accounted for as an investment in debt securities classified as available for sale under SFAS No. 115. As of the date a securitization is completed, an asset is established and classified as an "interest-only strip receivable". This receivable is initially valued based on management's estimate of the anticipated discounted future cash flows retained by the Company related to the pool of securitized loans. The discount rate is a market rate based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction.

On a quarterly basis thereafter, income generated by the interest-only strip receivable is recognized based on an "internal rate of return" (the "IRR") which during the initial reporting period after completion of the securitization is the market rate used in valuing the interest-only strip receivable. Management updates the anticipated future cash flows on a quarterly basis and determines an updated IRR based on the recorded interest-only strip receivable during the following quarter. If during any evaluation of the value of the interest-only strip receivable it is determined that the IRR is lower than a "risk free" rate for an asset of similar duration, a realized loss will be incurred which adjusts the recorded value of the interest-only strip receivable to the market value.

In addition, commencing with the first quarter of 1997 and for each quarter thereafter, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investment. During the year ended December 31, 1997, there was a valuation reserve of $300,000 related to the interest-only strip receivable recognized with a corresponding $300,000 unrealized loss on investment.

The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline, accordingly total income during the period of change and subsequent periods would be reduced. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income during the period of change and subsequent periods would be enhanced. During the year ended December 31, 1997 as compared to the prior year, the amount of amortization of the servicing asset was increased as a result of increased prepayment speeds.

Real Property Owned: Real property owned is carried at the Board of Directors' estimate of fair value, based upon appraisals and other factors.

Cash equivalents: Cash equivalents are carried at value, which approximates cost.

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

NET UNREALIZED DEPRECIATION ON INVESTMENTS

Included in net unrealized depreciation on investments is valuation allowances for loans receivable and the interest-only strip receivables.

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

Realized gains on the sale of the unguaranteed portion of SBA loans are recognized based upon the difference between the sales price as adjusted for the value of the anticipated future cash values (as reduced by the effect of future credit losses) and the carrying value of the assets (including the Retained Loan Discount).

INTEREST INCOME

Interest income includes income on loans and the yield on the interest-only strip receivables. Interest income is accrued as earned and the accrual of interest is generally suspended when the related loan becomes 60 days past due ("Non-accrual Loan"). Interest income on a Non-accrual Loan is recognized on the cash basis.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Reporting Comprehensive Income

In June 1997, The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. Presently, the Company only operates in one segment of business.

RECLASSIFICATION

Certain prior period amounts have been reclassified to conform to current year presentation.

NOTE 2.  LOANS RECEIVABLE:

Loans receivable consist primarily of loans made under SBIC, SSBIC and SBLC programs established by the SBA and financings to businesses outside of the SBA loan programs.

As an SBLC, First Western originates loans which are partially guaranteed by the SBA and which are collateralized generally, with first liens on real and/or personal property of the borrower. The SBA guarantees repayment of up to 90% of the principal amount of the loans originated by First Western. First Western sells, without recourse, the guaranteed portion of its loans into the secondary market ("SBA Guaranteed Sales") while retaining the rights to service the loans. Funding for the SBA 7(a) Program depends on the annual appropriations by the U.S. Congress. At December 31, 1997, included in loans receivable are approximately $4.5 million which represents the guaranteed portion of First Western loans available for sale.

The principal balance of the loans serviced on behalf of third parties by First Western was approximately $133.7 million and $137.7 million at December 31, 1997 and 1996, respectively.

First Western's loans: (i) generally range in original principal amount from $50,000 to $1,100,000, (ii) provide for a variable rate of interest based on 1.0% to 2.75% above the then prevailing prime rate, (iii) have a term of seven to 25 years, (iv) may be prepaid without penalty and (v) require monthly payments covering accrued interest and amortization of principal based in part on the remaining useful life of the assets collateralizing the loans and on the borrowers' use of loan proceeds.

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

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2.   LOANS RECEIVABLE: (CONTINUED)

The Company's portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of loans were to borrowers in Texas, Florida and Georgia, as noted below:

                                     Percentage of Loan Portfolio
                    State                   December 31,
                    -----            ----------------------------
                                          1997       1996
                                          ----       ----
                    Texas                   33%        38%
                    Georgia                  9%        11%
                    Florida                  8%        13%
                    Other                   50%        38%
                                          ----       ----
                                           100%       100%
                                          ====       ====

The activity in net unrealized depreciation on loans receivable is as follows:

                                                Years Ended December 31,
                                                ------------------------
                                                   1997           1996
                                                ---------      ---------
          Balance, beginning of period ......   $ 435,000      $ 467,000
          Provision for losses ..............     242,000        182,000
          Loans written-off .................    (183,000)      (214,000)
                                                ---------      ---------
          Balance, end of period ............   $ 494,000      $ 435,000
                                                =========      =========

Loans receivable with an aggregate retained balance of $1.5 million and $1.0 million were greater than 60 days past due, litigation against the borrowers has commenced, or the loans are in the process of liquidation at December 31, 1997 and 1996, respectively.

At December 31, 1997 and 1996, the recorded investment in loans identified as impaired in accordance with SFAS No. 114 totaled $3.1 million and $1.0 million, respectively. Of this total, at December 31, 1997 and 1996, approximately $1.9 million and $80,000 respectively, related to loans with no valuation reserve, since the estimated fair value of the collateral for each loan exceeds the respective loan balance. Approximately $1.2 million and $900,000 of these loans at December 31, 1997 and 1996, have a corresponding valuation allowance of $472,000 and $412,000, respectively. At December 31, 1997 and 1996, the Company has recognized $22,000 and $23,000 in valuation allowances on identified problem loans of $95,000 and $317,000, respectively, which were not deemed impaired. The Company did not recognize any material amount of interest on impaired loans during the portion of the period that they were impaired. Had these impaired loans performed in accordance with their original terms, interest income of approximately $264,000 and $113,000, respectively, would have been recognized during the years ended December 31, 1997 and 1996.

In addition to the SBA Guaranteed Sales, First Western sells through separate transactions, the unguaranteed portion of certain of its originated loans through private placements ("SBA Unguaranteed Sales"). First Western retains the right to service all such loans. The guaranteed portions are sold to either dealers in government guaranteed loans or institutional investors and certain of the unguaranteed portions have been sold in privately negotiated transactions between First Western and the purchasers.

During the year ended December 31, 1996, PMC Capital contributed approximately $45.7 million (aggregate principal balance due, including $34.4 million in loans transferred from PMIC and Western Financial to PMC Capital) of loans to the Partnership without recourse (see Note 15). At December 31, 1997, the remaining principal balance outstanding on those loans was $34.3 million.

NOTE 3.   SERVICING ASSET AND PREMIUM INCOME:

By retaining the right to service the loan, First Western earns an interest rate spread equal to the difference between the interest rate on the loan and the interest rate paid to the purchaser on the sold portion (this difference being the "Servicing Spread"). On SBA Guaranteed Sales, First Western or PMC recognizes premium income by receiving either a cash premium, an excess servicing right on the sale or a combination of these elements. On SBA Guaranteed Sales that involve receiving the maximum

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   SERVICING ASSET AND PREMIUM INCOME: (CONTINUED)

premium, First Western retains the minimum Servicing Spread of 1% required by SBA regulations ("SBA Minimum Servicing"). When receiving the maximum premium, PMC or First Western recognizes as premium income the difference between the amount received from the purchaser and the aggregate of the outstanding principal amount of the guaranteed portion plus any value of the Servicing Spread in excess of normal servicing fees (the "Excess Servicing Spread").

On SBA Guaranteed Sales, First Western recognizes premium income equal to the value of the Excess Servicing Spread, plus the difference, if any, between the amount received from the purchaser and the outstanding principal amount of the guaranteed portion sold as valued in accordance with EITF 88-11.

The Board of Directors estimates the value of the Excess Servicing Spread based upon various factors including premiums realized on comparable transactions in the secondary market with a 1% servicing fee being retained, comparable market bids with normal servicing rates on SBA loans and the likelihood of prepayment. The value of the Excess Servicing Spread is recognized as premium income at the time of the sale and is concurrently capitalized as an asset on the Company's balance sheet as the Servicing Asset and the interest only strip receivable.

The activity in the servicing asset is summarized as follows:

                                                                      Years Ended December 31,
                                                          ---------------------------------------------
                                                              1997             1996             1995
                                                          -----------      -----------      -----------
          Aggregate balance, beginning of year ......     $ 1,753,000      $ 7,514,000      $ 7,694,000
          Aggregate additions, net of allowances ....         328,000          707,000          791,000
          Amortization, net .........................        (474,000)      (1,792,000)        (971,000)
                                                          -----------      -----------      -----------
                                                            1,607,000        6,429,000        7,514,000
          Reclassifications pursuant to SFAS No. 125:
               Valuation  reserves ..................              --       (1,533,000)              --
               Allocation to interest-only
                   strip receivables ................              --       (3,143,000)              --
                                                          -----------      -----------      -----------
          Aggregate balance, end of year ............     $ 1,607,000      $ 1,753,000      $ 7,514,000
                                                          ===========      ===========      ===========

NOTE 4.   PROPERTY AND EQUIPMENT:

At December 31, 1997 and 1996, property and equipment consisted of the following:

                                                         1997         1996
                                                       --------     --------
          Furniture and equipment .............        $392,000     $319,000
          Leasehold improvements ..............         150,000      150,000
          Automobiles .........................          13,000       13,000
                                                       --------     --------
                                                        555,000      482,000
          Less:  accumulated depreciation .....         318,000      301,000
                                                       --------     --------
                                                       $237,000     $181,000
                                                       ========     ========

Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995 was approximately $59,000, $49,000 and $57,000, respectively.

NOTE 5.    NOTES PAYABLE:

PMC has a $15 million uncollateralized revolving credit facility which expires May 1998. Advances pursuant to the credit facility bear interest at the Company's option at the bank's prime rate less 50 basis points or the London Interbank Offering Rate (LIBOR) plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 150%. At December 31, 1997 and 1996, the Company had no amounts outstanding pursuant to this credit facility and the Company was in compliance with all covenants of this facility.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5.    NOTES PAYABLE: (CONTINUED)

PMC has $35 million in outstanding debt pursuant to private placements of uncollateralized notes. These borrowings have been utilized to fund commitments of the non-SBA lending program. The notes require the Company to meet certain covenants (terms are as defined in the applicable note agreement), the most restrictive of which require; (i) that net loans receivable exceed 150% of senior funded debt, (ii) the increase in the Company's loan valuation reserve for any 12 month period must not exceed 3% of net loans receivable and (iii) the Company's consolidated earnings plus interest expense must exceed 150% of interest expense. At December 31, 1997, the Company was in compliance with all of the covenants of these notes. At December 31, 1997 and 1996 outstanding uncollateralized notes were as follows:

                                    Interest                                            Final
      Date                            Rate                      Amount                 Maturity
-----------------                 --------------             -----------          -----------------
  July 19, 1993                       7.20%                  $20,000,000(2)          July 19, 2001
December 15, 1993                     6.97%                    5,000,000          December 15, 2002
  April 19, 1995                      8.60%                    5,000,000            April 19, 2003
  April 19, 1995                  LIBOR +1.3% (1)              5,000,000            April 19, 2004
                                                             -----------
                                                             $35,000,000
                                                             ===========


(1) Reset quarterly, 7.08% at December 31, 1997.
(2) Payable in three equal annual installments commencing July 19, 1999.

     Principal payments required on the notes at December 31, 1997, are as follows:

   Year Ending
   December 31,             Amount
-----------------         -----------
      1998                 $       --
      1999                   6,666,667
      2000                   6,666,667
      2001                   6,666,666
      2002                   5,000,000
      2003                   5,000,000
      2004                   5,000,000
                           -----------
                           $35,000,000
                           ===========

NOTE 6.   SBA DEBENTURES PAYABLE:

Debentures payable represent amounts due to the SBA as a result of borrowing made pursuant to the SBIA.

At December 31, 1997, the maturities, interest rates and principal payments on the SBA debentures were as follows:

     Maturity Date (1)           Interest Rate                 Amount
 --------------------------     ----------------            -----------
 February 1, 1998                  (2)  8.850%              $ 1,500,000
 August 18, 1999                        8.125%                1,000,000
 September 1, 1999                      8.800%                2,500,000
 December 1, 1999                  (3)  8.600%                  650,000
 January 2, 2000                        7.875%                3,000,000
 March 1, 2000                          9.350%                1,000,000
 June 1, 2000                      (3)  9.300%                  300,000

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6.   SBA DEBENTURES PAYABLE: (CONTINUED)

       June 1, 2000                           9.300%                2,000,000
       June 1, 2000                      (4)  9.300%                1,030,000
       September 1, 2000                      9.600%                4,310,000
       December 1, 2002                  (3)  7.510%                  510,000
       September 1, 2004                 (5)  5.200%                3,000,000
       September 1, 2004                      8.200%                3,000,000
       March 1, 2005                     (6)  4.840%                3,000,000
       June 1, 2005                      (7)  3.690%                5,000,000
       September 1, 2005                 (8)  3.875%                7,000,000
       September 1, 2006                      7.590%                2,490,000
                                                                  -----------
                                                                  $41,290,000
                                                                  ===========

          (1) During 1997, the Company paid off $3,280,000 in debentures payable at their maturity. Total debentures outstanding at December 31, 1996 were $44,570,000.

          (2)          Paid off in February 1998.

          (3) During April 1995, the Company assumed $2,260,000 in SBA debentures from a non-affiliated small business investment corporation in exchange for loans receivable of $2,109,062 and cash of $150,938. The loans acquired were initially originated by the Company and a portion sold to the non-affiliated small business investment corporation. All of these loans were purchased at par and were performing according to their terms at the time of reacquisition.

          (4) During May 1996, the Company assumed $1,030,000 in SBA debentures from a non-affiliated SBIC in exchange for loans receivable of approximately $200,000 and cash of approximately $900,000. The loans acquired were initially originated by the Company and a portion sold to the non-affiliated SBIC. All of these loans were purchased at par and were performing according to their terms at the time of reacquisition.

          (5) The interest rate will increase to 8.200% in September 1999 until maturity.

          (6) The interest rate will increase to 7.840% in March 2000 until maturity.

          (7) The interest rate will increase to 6.690% in June 2000 until maturity.

          (8) The interest rate will increase to 6.875% in September 2000 until maturity.


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

At December 31, 1997, the Company has additional agreements to lease office space in Hollywood,Florida; Phoenix, Arizona; and Atlanta, Georgia.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   COMMITMENTS AND CONTINGENCIES: (CONTINUED)

Rental expense amounted to approximately $229,000, $213,000 and $203,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

Future minimum lease payments at December 31, 1997 are as follows:

Year Ending
December 31,                        Amount
------------                      ----------
      1998                        $  219,000
      1999                           219,000
      2000                           204,000
      2001                           203,000
      2002                           203,000
      Thereafter                     812,000
                                  ----------
                                  $1,860,000
                                  ==========

LOAN COMMITMENTS
Loan commitments outstanding at December 31, 1997, to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $49.6 million. Of these commitments, $17.1 million are for loans to be originated by First Western, a portion of which will be sold pursuant to SBA Guaranteed Sales. These commitments are made in the ordinary course of the Company's business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

EMPLOYMENT AGREEMENTS
The Company has employment contracts with certain of its officers and/or employees for terms expiring June 2000. Annual remuneration during the term of the contracts do not exceed $315,000. Future minimum payments under these contracts are as follows:

 Year Ending
 December 31,                                 Amount
 ------------                               -----------
     1998                                   $ 1,512,000
     1999                                     1,468,000
     2000                                       825,000
                                            -----------
                                            $ 3,805,000
                                            ===========

During the years ended December 31, 1997, 1996 and 1995 compensation to officers was approximately $1,639,000, $1,382,000, and $1,229,000, respectively.

LITIGATION
In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 8.   CREDIT AND INTEREST RATE RISK:

In connection with First Western's structured sale of $22.8 million of unguaranteed SBA loans during 1997 and a 94% portion of certain unguaranteed SBA loans during 1994 for proceeds of $24.8 million, the Company is subject to credit risk. Pursuant to the structured sales, the investors' protection from losses is provided by: (i) the subordination of the Company's right to receive payment on loans receivable aggregating approximately $1.6 million at the time of sale ($600,000 at December 31, 1997), (ii) the subordination of the interest-only strip receivable related to the Company's right to receive the Servicing Spread

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   CREDIT AND INTEREST RATE RISK: (CONTINUED)

on those loans sold in the securitizations ($1,157,000 at December 31, 1997, included in interest-only strip receivable on the accompanying balance sheet) and (iii) cash deposits provided by the Company. At December 31, 1997, approximately $2,594,000 of cash deposits held in interest bearing accounts were restricted.

Impairment of the interest-only strip receivable is measured based on its fair value. In measuring impairment at December 31, 1997 and 1996, the servicing portfolio was evaluated based upon the predominant risk characteristics which the Company has determined to be prepayment and payment default risks. The Company evaluated the serviced portfolio for both the interest-only strip receivable related to SBA Guaranteed Sales and related to the sale of the unguaranteed portion of SBA loans in 1994 and 1997 (the "SBA Unguaranteed Sales"). Based upon current prepayment assumptions, estimates of default rates and a discount factor considering the current interest rate environment, the Company has provided for an unrealized loss and corresponding valuation allowance of $300,000 on the interest-only strip receivable.

In connection with the Company's investment in the Partnership, all payments of principal and interest on the loans contributed to the Partnership are to be deposited with the trustee and are used to pay the noteholders the required monthly principal and interest then due on the notes pursuant to the Trust Indenture (as defined below) prior to releasing any excess funds to the Partnership free and clear of the Trust Indenture. The Partnership's obligations to the noteholders are also collateralized by: (i) the differential between the outstanding principal balance remaining due on the underlying loans held by the Partnership and the balance due the noteholders, (ii) the reserve account established to provide liquidity to the noteholders ( the "Reserve Account") and
(iii) money held in the operating accounts of the Partnership to the extent they are restricted pursuant to the terms of the trust indenture established by the noteholders, the Company and the Partnership (the "Trust Indenture"). The Trust Indenture provides for several covenants which would require, under certain circumstances, that the excess cash , after payment of the required principal and interest to the Partnership Noteholders (the "Excess Cash"), be retained in the Reserve Account until the covenants are in compliance. Of the assets of the Partnership at December 31, 1997, approximately $245,000 was Excess Cash which was distributed to the Partners in January 1998.

The Company has a fundamental policy that requires investment of at least 25% of its total assets in the lodging industry, and allows investment of up to 100% of total assets in this industry. At December 31, 1997 and 1996, loans to businesses in the lodging industry comprised 59% and 44% of its total assets, respectively, and 77% and 77% of its loans receivable, net, respectively. There can be no assurance that the Company will continue to experience the positive results it has historically achieved from these lending activities or that market conditions will enable the Company to maintain or increase this level of loan concentration. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Company. Additionally, loans to businesses located in Texas, Georgia and Florida currently comprise approximately 33%, 9% and 8% of the Company's outstanding loan portfolio, respectively. A decline in economic conditions in any of these states may adversely affect the Company.

Net income of the Company is effected by the spread between the rate at which it borrows funds and the rate at which it loans these funds. A significant portion of the portfolios of PMC Capital, Western Financial and PMIC have typically been long-term and at fixed rates and the borrowed funds of these companies are typically long-term and at fixed rates. PMIC, WFCC and PMC have also originated variable-rate loans. It is anticipated that the variable-rate loans originated by PMIC, WFCC and PMC will be part of a structured financing or securitization and sale which would be completed with a variable interest rate. First Western originates variable-rate loans and has utilized equity capital of PMC Capital and structured sales of loans to obtain funds necessary to originate loans. If the yield on loans originated by the Company with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, the Company's cash flow will be reduced. During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield and the market price of the Common Stock. Most of the fixed-rate loans that the Company originates have prepayment penalties. If interest rates decline, the Company may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be reloaned or invested at lower rates, which may have an adverse effect on the Company's ability to maintain dividend distributions at existing levels.

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

PMIC is entitled to redeem, in whole or in part, the 3% Preferred Stock by paying 35% of the par value of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $90,000 on the 3% Preferred Stock were recognized during each of the years ended December 31, 1997, 1996 and 1995.

The 4% Preferred Stock was issued during 1994 ($2,000,000) and 1995 ($2,000,000), and must be redeemed at par no later than 15 years from the date of issuance. Dividends of approximately $160,000, $160,000 and $132,000 were recognized on the 4% Preferred Stock during the years ended December 31, 1997, 1996 and 1995, respectively.

Neither series of Preferred Stock has any preemptive or conversion rights. The Preferred Stock provides for a liquidation preference in the amount of $100 per share plus accrued and unpaid dividends.

NOTE 10.   SHAREHOLDERS' EQUITY:

The Company has a dividend reinvestment and cash purchase plan (the "Plan") for up to 1,000,000 shares of common stock. As amended, effective March 1998, participants in the Plan have the option to reinvest all or a portion of dividends received plus an optional cash purchase of up to $5,000 per month. The purchase price of the shares is 98% of the average of the high and low price of the common stock as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. During the years ended December 31, 1997, 1996 and 1995, the Company issued 468,706; 291,042; and 187,005 shares of common stock pursuant to the Plan for proceeds (through cash and the reinvestment of dividends) of approximately $6.4 million; $3.7 million; and $2.2 million, respectively.

NOTE 11.   EARNINGS PER COMMON SHARE COMPUTATIONS:

The computations of basic earnings per common share are based on the weighted average number of shares outstanding of the Company. For the purposes of determining the diluted earnings per share, there was no change in the weighted average shares outstanding for the effect of stock options during the year ended December 31, 1997 since the stock options were anti-dilutive. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMIC. Preferred stock dividend requirements were approximately $250,000; $250,000 and $222,000 during the years ended December 31, 1997, 1996 and 1995, respectively. The weighted average number of shares used in the computations of basis earnings per common share were 11.4 million, 11.0 million and 10.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 12.   BORROWER ADVANCES:

The Company finances several projects during the construction phase. At December 31, 1997, the Company was in the process of funding approximately $13.6 million in construction projects, of which $4.6 million in funding remained. As part of the monitoring process to verify that the borrowers' cash equity is utilized for its intended purpose, the Company deposits amounts received from the borrowers and releases the funds upon presentation of appropriate supporting documentation. The Company had approximately $1.7 million and $1.8 million in funds held on behalf of borrowers at December 31, 1997 and 1996, respectively, which is included as a liability in the accompanying consolidated balance sheets.

NOTE 13.  PROFIT SHARING PLAN:

The Company has a profit sharing plan available to its full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to the profit sharing plan, the Company has expensed approximately $243,000, $217,000 and $188,000 during the years ended December 31, 1997, 1996 and 1995, respectively. Contributions to the profit sharing plan are at the discretion of the Board of Directors.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14.  RELATED PARTY TRANSACTIONS:

Pursuant to agreements between PMC Capital and its wholly owned subsidiaries, during the three years ended December 31, 1997, PMC provided certain services to the subsidiaries at no cost. These services and costs include salaries, rent and other general corporate expenses. However, PMC retains all cash premiums on First Western's SBA Guaranteed Sales ($1,991,000, $1,937,000 and $2,927,000 during the years ended December 31, 1997, 1996 and 1995, respectively) as compensation for these services and for working capital provided by PMC Capital to First Western.

During December 1993, PMC Advisers entered into an investment management agreement with the Trust. The officers and certain trust managers of the Trust are officers and directors of PMC. Pursuant to its agreement with PMC Advisers, through June 30, 1996 the Trust paid PMC Advisers a base annual servicing fee of 0.50% of the average assets (as defined in the agreement) of the Trust under management plus an advisory fee of 1% of the average invested assets (as defined in the agreement ) of the Trust. In addition, through June 30, 1996, PMC Advisers earned an advisory fee up to 1% of the average invested assets upon meeting certain criteria in regards to investment returns to the Trust shareholders. All such advisory fees were reduced by 50% with respect to the value of average invested assets that exceed the beneficiaries' equity of the Trust as a result of leverage or the issuance of preferred shares.

Effective July 1, 1996, the Investment Management Agreement was amended to include compensation to PMC Advisers for its assistance in any issuance of debt or equity securities for PMC Commercial. Such compensation includes a consulting fee based on (i) 12.5% of any offering fees incurred by PMC Commercial pursuant to the public offering or private placement of its common shares, and (ii) 50% of any issuance or placement fees incurred by PMC Commercial pursuant to the public offering or private placement of its debt securities or preferred shares of beneficial interest. Of the amount of servicing and advisory fees paid or payable to PMC Advisers for the year ended December 31, 1996, approximately $251,000 was earned pursuant to a public offering of common shares by PMC Commercial in July 1996.

Pursuant to the amended Investment Management Agreement, the quarterly servicing and advisory fee (the "Base Fee") is based on the assets and capital structure of PMC Commercial. As defined in the Investment Management Agreement, the Base Fee is the sum of (i) 0.4167% (1.67% on an annual basis) of the lesser of (a) the average quarterly value of common equity capital or (b) the average quarterly value of all invested assets and (ii) 0.21875% (0.875% on an annual basis) of the difference between the average quarterly value of all invested assets and the average quarterly value of common equity capital. For purposes of calculating the Base Fee, the average quarterly value of common equity capital was not increased by the proceeds received from any public offering of common shares by PMC Commercial (other than pursuant to its dividend reinvestment plan or any employee/trust manager benefit plan) during the 180 calendar day period immediately following such public offering. In no event will the aggregate annual fees charged under the new agreement be greater than that which would have been charged had there been no revision to the Investment Management Agreement.

Pursuant to the applicable investment management agreement between PMC Advisers and PMC Commercial, PMC Advisers earned $1.6 million, $1.6 million and $1.2 million during the years ended December 31, 1997, 1996 and 1995, respectively.


NOTE 15.  UNCONSOLIDATED WHOLLY OWNED ENTITIES:

As described in Note 1, PMC Advisers, PMC Funding, PMC Capital Corp., PMC Trust 1996-A and the Partnership are accounted for under the equity method of accounting. The condensed balance sheet and income statement, as applicable, for each of the entities on an individual basis are provided below (rounded to the nearest thousand).

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  UNCONSOLIDATED WHOLLY-OWNED ENTITIES: (CONTINUED)

PMC ADVISERS
The following is the condensed balance sheet for PMC Advisers as of December 31, 1997 and 1996 and the condensed statements of income for the years ended December 31, 1997, 1996 and 1995:

                             CONDENSED BALANCE SHEET

                                                                 DECEMBER 31,
                                                           ---------------------
                                                              1997        1996
                                                           --------     --------
                  ASSETS
          Cash and cash equivalents ..................     $ 19,000     $ 63,000
          Due from affiliates, net ...................      371,000      649,000
          Other assets ...............................        8,000        7,000
                                                           --------     --------
                                                           $398,000     $719,000
                                                           ========     ========

                  LIABILITIES AND SHAREHOLDER'S EQUITY
          LIABILITIES:
               Due to parent .........................     $210,000     $395,000
               Deferred fee revenue ..................      150,000      286,000
               Other liabilities .....................       12,000       12,000
                                                           --------     --------
                                                            372,000      693,000
                                                           --------     --------
          SHAREHOLDER'S EQUITY:
               Common stock ..........................        1,000        1,000
               Additional paid-in capital ............       25,000       25,000
                                                           --------     --------
                                                             26,000       26,000
                                                           --------     --------
                                                           $398,000     $719,000
                                                           ========     ========


                         CONDENSED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                 1997           1996            1995
                                              ----------     ----------     ----------
INCOME:
               Management fee ...........     $1,622,000     $1,562,000     $1,190,000
               Other income .............          4,000         14,000         55,000
                                              ----------     ----------     ----------
                  Total income ..........      1,626,000      1,576,000      1,245,000
                                              ----------     ----------     ----------
EXPENSES:
               General and administrative      1,603,000      1,572,000      1,242,000
               Other ....................         23,000          4,000          3,000
                                              ----------     ----------     ----------
                  Total expenses ........      1,626,000      1,576,000      1,245,000
                                              ----------     ----------     ----------

                  NET INCOME ............     $       --     $       --     $       --
                                              ==========     ==========     ==========


PMC Capital allocates overhead to PMC Advisers to the extent that PMC Advisers utilizes the staff and facilities of PMC Capital. The overhead allocated during the years ended December 31, 1997, 1996 and 1995, was $1,603,000, $1,571,000 and
$1,190,000, respectively. These amounts are included in Other income, net, on the accompanying consolidated statements of income. In no event will the allocated expenses exceed the income available from the operations of PMC Advisers.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  UNCONSOLIDATED WHOLLY-OWNED ENTITIES: (CONTINUED)

PMC FUNDING CORP.
The following is the condensed balance sheet for PMC Funding Corp. as of December 31, 1997 and 1996 and the condensed statements of income for the years ended December 31, 1997, 1996 and 1995:

                            CONDENSED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                               ---------------------------
                                                                   1997             1996
                                                               -----------      -----------
                   ASSETS
          Cash and cash equivalents ......................     $    18,000      $    81,000
          Property and equipment .........................         625,000          628,000
          Investment in real property ....................         467,000               --
          Other assets ...................................           7,000           26,000
                                                               -----------      -----------
                                                               $ 1,117,000      $   735,000
                                                               ===========      ===========
                   LIABILITIES AND SHAREHOLDER'S EQUITY
          LIABILITIES:
               Due to parent .............................     $ 1,072,000      $   642,000
                                                               -----------      -----------

          SHAREHOLDERS EQUITY:
               Common stock and additional paid-in capital         451,000          451,000
               Accumulated deficit .......................        (406,000)        (358,000)
                                                               -----------      -----------
                                                                    45,000           93,000
                                                               -----------      -----------
                                                               $ 1,117,000      $   735,000
                                                               ===========      ===========


                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997           1996         1995
                                                         ---------      ---------     ---------
                  INCOME:
                  Investment income ................     $   1,000      $   3,000     $   3,000
                  Other income, net ................        90,000        173,000        46,000
                                                         ---------      ---------     ---------
                                                            91,000        176,000        49,000
                                                         ---------      ---------     ---------
                  EXPENSES:
                  General and administrative expense       139,000        135,000       126,000
                                                         ---------      ---------     ---------

                       NET INCOME (LOSS) ...........     $ (48,000)     $  41,000     $ (77,000)
                                                         =========      =========     =========

PMC CAPITAL LIMITED PARTNERSHIP
On November 13, 1996, the Partnership (a newly formed special purpose affiliate of the Company) completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the "Notes"). The Notes, issued at par, which have a stated maturity in 2011 and bear interest at the rate of 6.725% per annum, are collateralized by loans contributed by PMC Capital to the Partnership. In connection with this private placement, the Notes were given a rating of "Aa2" by Moody's Investors Service. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the loans. The net proceeds from the issuance of the Notes (approximately $37.5 million before giving effect to payment of offering costs of approximately $396,000 and after giving effect to the funding of a $2.04 million reserve fund held by the trustee as collateral) were distributed to PMC Capital. The net effect of the contributed loans less the distributed funds comprises the limited partners capital on the following condensed statement of assets, liabilities and partners' capital.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  UNCONSOLIDATED WHOLLY-OWNED ENTITIES: (CONTINUED)

The following is the condensed statement of assets, liabilities and partners' capital for PMC Capital Limited Partnership as of December 31, 1997 and 1996 and for the year ended December 31, 1997 and the period November 8, 1996 (inception) to December 31, 1996:

                             CONDENSED STATEMENTS OF
                    ASSETS, LIABILITIES AND PARTNERS' CAPITAL

                                                                           DECEMBER 31,
                                                                   ---------------------------
                                                                       1997           1996
                                                                   -----------     -----------
                  ASSETS
          Loans receivable, net ..............................     $33,975,000     $41,805,000
          Restricted investments - money market funds and cash       2,219,000       5,444,000
          Due from affiliates ................................          15,000         826,000
          Deferred borrowing costs and other assets ..........         485,000         640,000
                                                                   -----------     -----------

                                                                   $36,694,000     $48,715,000
                                                                   ===========     ===========
                  LIABILITIES AND PARTNERS' CAPITAL
          LIABILITIES:
               Notes payable .................................     $29,007,000     $40,183,000
               Accrued interest payable ......................         164,000         233,000
               Due to affiliates .............................          46,000          83.000
                                                                   -----------     -----------
                                                                    29,217,000      40,499,000
                                                                   -----------     -----------
          PARTNERS' CAPITAL:
               General Partner's interest ....................           4,000          11,000
               Limited Partner's interest ....................       7,473,000       8,205,000
                                                                   -----------     -----------
                                                                     7,477,000       8,216,000
                                                                   -----------     -----------
                                                                   $36,694,000     $48,715,000
                                                                   ===========     ===========



                         CONDENSED STATEMENTS OF INCOME


                                                     YEAR ENDED   NOVEMBER 8, 1996
                                                    DECEMBER 31,   (INCEPTION) TO
                                                        1997      DECEMBER 31, 1996
                                                     ----------   -----------------
               INCOME:
               Interest income ..................    $4,823,000     $  599,000
               Other investment income, net .....       197,000        111,000
                                                     ----------     ----------
                                                      5,020,000        710,000
                                                     ----------     ----------
               EXPENSES:
               Interest expense ................      2,287,000        362,000
               General and expense administrative       125,000         20,000
                                                     ----------     ----------
                                                      2,412,000        382,000
                                                     ----------     ----------
          NET INCOME ...........................     $2,608,000     $  328,000
                                                     ==========     ==========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15.  UNCONSOLIDATED WHOLLY-OWNED ENTITIES: (CONTINUED)

PMC CAPITAL CORP. AND PMC TRUST 1996-A:
The following is the condensed combined balance sheet for PMC Capital Corp. (the independent trustee of the general partner for PMC Capital Limited Partnership) and PMC Trust 1996-A (the general partner for PMC Capital Limited Partnership), as of December 31, 1997 and 1996. PMC Capital Corp. and PMC Trust 1996-A did not have any income statement activity from inception through December 31, 1996 other than approximately $3,000 earned pursuant to PMC Trust 1996-A's interest in the Partnership of which $2,000 was distributed as a dividend to PMC Capital:


                        CONDENSED COMBINED BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                     ------------------------
                                                                        1997           1996
                                                                     ---------      ---------
              ASSETS
          Cash .................................................     $   1,000      $   1,000
          Investment in Partnership ............................         3,000         11,000
          Due from parent ......................................       250,000        250,000
                                                                     ---------      ---------
                                                                     $ 254,000      $ 262,000
                                                                     =========      =========
               SHAREHOLDERS' AND BENEFICIAL OWNERS EQUITY
          Common stock and beneficial owners beneficial interest     $ 261,000      $ 261,000
          Retained earnings (deficit) ..........................        (7,000)         1,000
                                                                     ---------      ---------
                                                                     $ 254,000      $ 262,000
                                                                     =========      =========



                     CONDENSED COMBINED STATEMENTS OF INCOME


                                                YEAR ENDED      NOVEMBER 8, 1996
                                               DECEMBER 31,      (INCEPTION) TO
                                                   1997        DECEMBER 31, 1996
                                               ------------    -----------------
          Investment Income from partnership     $26,000           $ 3,000
                                                 -------           -------

          Net Income .......................     $26,000           $ 3,000
                                                 =======           =======

          Dividends Paid to Parent .........     $34,000           $ 2,000
                                                 =======           =======


NOTE 16.   COMBINED FINANCIAL STATEMENTS:

As described in Note 1, the consolidated financial statements include the accounts of PMC and its wholly owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding Corp., the Partnership, PMC Capital Corp. and PMC Trust 1996-A (the "Unconsolidated Entities") are accounted for by the equity method of accounting in conformity with Federal securities law. The following is the condensed combined balance sheet as of December 31, 1997 and 1996 and the condensed combined statement of income for the years ended December 31, 1997 and 1996 for the Company and the Unconsolidated Entities.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16.   COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                        CONDENSED COMBINED BALANCE SHEET
                                 (In thousands)

                                                                       DECEMBER 31,
                                                                 ------------------------
                                                                    1997           1996
                                                                 ---------      ---------
          ASSETS
          Investments at value:
               Loans receivable, net ........................     $ 161,215      $ 135,159
               Cash equivalents .............................        17,272         49,816
               Interest-only strip receivable ...............         3,708          6,429
               Restricted investments and real property owned         5,780          6,976
                                                                  ---------      ---------
                                                                    187,975        198,380
          Other assets ......................................         6,931          6,222
                                                                  ---------      ---------
               Total assets .................................     $ 194,906      $ 204,602
                                                                  =========      =========

          LIABILITIES AND SHAREHOLDERS' EQUITY
          LIABILITIES:
               SBA debentures payable .......................     $  41,290      $  44,570
               Notes payable ................................        64,007         75,183
               Other liabilities ............................        12,443         14,946
                                                                  ---------      ---------
                                                                    117,740        134,699
                                                                  ---------      ---------
               Cumulative preferred stock of subsidiary .....         7,000          7,000
                                                                  ---------      ---------

          SHAREHOLDERS' EQUITY:
               Common Stock .................................           116            112
               Additional paid-in capital ...................        68,555         62,125
               Undistributed net operating income ...........         2,289          1,101
               Net unrealized depreciation on investments ...          (794)          (435)
                                                                  ---------      ---------
                                                                     70,166         62,903
                                                                  ---------      ---------
               Total liabilities and shareholders' equity ...     $ 194,906      $ 204,602
                                                                  =========      =========


                     CONDENSED COMBINED STATEMENT OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                 (In thousands)


                                                                   1997         1996
                                                                 --------     --------
         INCOME:
               Investment income ...........................     $ 24,437     $ 21,835
               Other income, net ...........................        2,542        2,504
                                                                 --------     --------
                  Total income .............................       26,979       24,339
                                                                 --------     --------
          EXPENSES:
               Interest ....................................        7,836        6,070
               Salaries and related benefits ...............        3,435        3,180
               General and administrative expenses .........        1,082          998
               Other .......................................          822          724
                                                                 --------     --------
                  Total expense ............................       13,175       10,972
                                                                 --------     --------
          Net operating income .............................       13,804       13,367
          Realized and unrealized gain (loss) on investments        1,818         (147)
                                                                 --------     --------
          NET OPERATING INCOME AND REALIZED AND UNREALIZED
                  GAIN (LOSS) ON INVESTMENTS ...............     $ 15,622     $ 13,220
                                                                 ========     ========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.   STOCK BASED COMPENSATION PLAN:

During fiscal year 1997 the Company granted stock options under the PMC Capital, Inc. 1997 Non-Employee Director Stock Option Plan and the PMC Capital, Inc. 1997 Employee Stock Option Plan (collectively, the "Plan") it sponsored. The Company applies the Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Plan. In 1995, SFAS No. 123 "Accounting for Stock-Based compensation" ("SFAS No. 123") was issued which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro-forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

Under the Plan, the Company is authorized to issue 6% of the then outstanding shares of Common Stock pursuant to "Awards" granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) to employees and non-qualified stock options to employees and non-employee directors.

STOCK OPTIONS

The Company granted stock options in fiscal 1997 to certain employees and directors. The stock options granted in fiscal 1997 have contractual term of five years. All of the options granted to the employees and directors have an exercise price equal to the fair market value of the stock at grant date. The range of options granted during the year ended December 31, 1997 was from $13.56 to $14.31. The options granted in fiscal 1997 vest 100% on the first anniversary of the date of grant.

                                                            1997
                                                 ------------------------
                                                 NUMBER OF      WEIGHTED
                                                   SHARES        AVERAGE
                                                 UNDERLYING     EXERCISE
                                                  OPTIONS         PRICES
                                                 ----------     ---------
          Outstanding January 1 ............             --       n/a
          Granted ..........................         86,755     $   14.21
          Exercised ........................             --       n/a
          Forfeited and expired ............             --       n/a
                                                 ----------     ---------

          Outstanding December 31 ..........         86,755     $   14.21
                                                 ==========     =========
          Exercisable at December 31 .......             --        n/a
                                                 ==========     =========
          Weighted-average fair value of
             options granted during the year     $     0.54     $    0.54
                                                 ==========     =========

The weighted-average remaining term of the options outstanding as of December 31, 1997 is 4.46 years. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1997:

                              ASSUMPTION                          1997
                              ----------                         ------
                              Expected Term (years)               3.0
                              Risk-Free Interest Rate             6.17%
                              Expected Dividend Yield             8.77%
                              Expected Volatility                11.41%

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17.   STOCK BASED COMPENSATION PLAN: (CONTINUED)

PRO-FORMA NET INCOME AND EARNINGS PER COMMON SHARE

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per common share for 1997 would approximate the pro forma amounts below (in thousands, except per share data):


                                                    DECEMBER 31, 1997
                                           -----------------------------------
                                           AS REPORTED              PRO FORMA
                                           -----------             -----------
        SFAS No. 123 Charge                $       --              $        25
        APB 25 Charge                      $       --              $       --
        Net Income                         $    15,622             $    15,597
        Earnings Per Common Share          $      1.35             $      1.35


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                        PMC CAPITAL, INC AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1997
                     ( IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                  FIRST
                                                                        CONSOLIDATED             WESTERN      WESTERN
                                                                           BEFORE        PMC       SBLC,     FINANCIAL      PMC
                                                             ELIMINATION ELIMINATION   CAPITAL,  INC. AND     CAPITAL    INVESTMENT
                                                CONSOLIDATED    ENTRIES    ENTRIES       INC.   SUBSIDIARY  CORPORATION CORPORATION
                                                ------------ ----------- -----------   -------- ----------  ----------- ------------
                      ASSETS

INVESTMENTS AT VALUE, SEE ACCOMPANYING SCHEDULE:
  Loans receivable, net .........................  $ 127,240   $      --   $ 127,240   $  48,337   $   8,196   $  21,858  $  48,849
  Cash equivalents ..............................     17,237          --      17,237      11,621       1,041       4,094        481
  Investment in unconsolidated subsidiaries .....      7,797     (23,378)     31,175      31,175          --          --         --
  Interest-only strip receivables ...............      3,708          --       3,708          --       3,708          --         --
  Restricted investments ........................      2,798          --       2,798          --       2,594          --        204
  Real property owned ...........................        296          --         296          --          96         125         75
                                                   ---------   ---------   ---------   ---------   ---------   ---------  ---------
Total investments ...............................    159,076     (23,378)    182,454      91,133      15,635      26,077     49,609
                                                   ---------   ---------   ---------   ---------   ---------   ---------  ---------
OTHER ASSETS:
  Receivable for loans sold .....................      1,346          --       1,346         104       1,242          --         --
  Due from unconsolidated subsidiaries ..........      1,302     (18,994)     20,296      20,258          24           4         10
  Servicing asset ...............................      1,607          --       1,607          --       1,607          --         --
  Deferred charges, deposits and other assets ...      1,398          --       1,398         328         482         171        417
  Accrued interest receivable ...................        608          --         608         235          13         123        237
  Cash ..........................................        265          --         265         187          54          16          8
  Property and equipment, net ...................        237          --         237         147          30          30         30
                                                   ---------   ---------   ---------   ---------   ---------   ---------  ---------
Total other assets ..............................      6,763     (18,994)     25,757      21,259       3,452         344        702
                                                   ---------   ---------   ---------   ---------   ---------   ---------  ---------
Total assets ....................................  $ 165,839   $ (42,372)  $ 208,211   $ 112,392   $  19,087   $  26,421  $  50,311
                                                   =========   =========   =========   =========   =========   =========  =========



                 LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable ........................  $  41,290   $      --   $  41,290   $      --   $      --   $  17,290  $  24,000
  Notes payable .................................     35,000          --      35,000      35,000          --          --         --
  Accounts payable ..............................      3,269          --       3,269          69       3,145          53          2
  Dividends payable .............................      4,018          --       4,018       3,955          --          --         63
  Borrower advances .............................      1,678          --       1,678          57         464         211        946
  Accrued interest payable ......................      1,316          --       1,316         431          25         467        393
  Due to unconsolidated subsidiaries ............        279     (18,994)     19,273         283      13,742          --      5,248
  Deferred fee revenue ..........................        571          --         571         123          20         287        141
  Other liabilities .............................      1,252          --       1,252       1,023         203          10         16
                                                   ---------   ---------   ---------   ---------   ---------   ---------  ---------
Total liabilities ...............................     88,673     (18,994)    107,667      40,941      17,599      18,318     30,809
                                                   ---------   ---------   ---------   ---------   ---------   ---------  ---------
Cumulative preferred stock of subsidiary ........      7,000       3,000       4,000          --          --          --      4,000
                                                   ---------   ---------   ---------   ---------   ---------   ---------  ---------
Shareholders' equity:
  Cumulative preferred stock of subsidiary, 3% ..         --      (3,000)      3,000          --          --          --      3,000
  Common stock ..................................        116         (22)        138         116          --          21          1
  Additional paid-in capital ....................     68,555     (22,373)     90,928      68,555       2,000       7,934     12,439
  Undistributed net operating income ............      2,289      (1,983)      4,272       2,780         960         257        275
  Net unrealized depreciation on investments ....       (794)         --        (794)         --        (472)       (109)      (213)
                                                   ---------   ---------   ---------   ---------   ---------   ---------  ---------
                                                      70,166     (27,378)     97,544      71,451       2,488       8,103     15,502
  Less treasury stock ...........................         --       1,000      (1,000)         --      (1,000)         --         --
                                                   ---------   ---------   ---------   ---------   ---------   ---------  ---------
Total shareholders' equity ......................     70,166     (26,378)     96,544      71,451       1,488       8,103     15,502
                                                   ---------   ---------   ---------   ---------   ---------   ---------  ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......  $ 165,839   $ (42,372)  $ 208,211   $ 112,392   $  19,087   $  26,421  $  50,311
                                                   =========   =========   =========   =========   =========   =========  =========

NET ASSET VALUE PER COMMON SHARE ................  $    6.03
                                                   =========


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATING FINANCIAL STATEMENTS.

                        PMC CAPITAL, INC AND SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                               FIRST
                                                                      CONSOLIDATED            WESTERN    WESTERN
                                                                         BEFORE       PMC      SBLC,    FINANCIAL      PMC
                                                           ELIMINATION ELIMINATION  CAPITAL, INC. AND    CAPITAL   INVESTMENT
                                              CONSOLIDATED    ENTRIES    ENTRIES      INC.  SUBSIDIARY CORPORATION CORPORATION
                                              ------------ ----------- ----------- -------- ---------- ----------- -----------
INVESTMENT INCOME:
  Interest .....................................  $ 17,136   $     --   $ 17,136   $  3,959  $  5,911   $  2,446   $  4,820
  Premium income ...............................     1,776         --      1,776      1,991      (215)        --         --
  Other investment income, net .................       504         --        504        297        52         63         92
                                                  --------   --------   --------   --------  --------   --------   --------
Total investment income ........................    19,416         --     19,416      6,247     5,748      2,509      4,912

Other income, net ..............................     2,430         --      2,430      1,941       256        119        114
Equity in income (loss) of subsidiaries ........     2,560    (12,445)    15,005     15,005        --         --         --
                                                  --------   --------   --------   --------  --------   --------   --------
Total income ...................................    24,406    (12,445)    36,851     23,193     6,004      2,628      5,026
                                                  --------   --------   --------   --------  --------   --------   --------
EXPENSES:
  Interest .....................................     5,548         --      5,548      2,692         5      1,588      1,263
  Salaries and related benefits ................     3,435         --      3,435      3,435        --         --         --
  General and administrative ...................       797         --        797        735        29         16         17
  Profit sharing plan ..........................       243         --        243        243        --         --         --
  Rent .........................................       229         --        229        229        --         --         --
  Legal and Accounting .........................       192         --        192        187         3          1          1
  Small Business Administration fees ...........       108         --        108         --        --         41         67
  Directors and shareholders expense ...........        50         --         50         50        --         --         --
                                                  --------   --------   --------   --------  --------   --------   --------
Total expense ..................................    10,602         --     10,602      7,571        37      1,646      1,348
                                                  --------   --------   --------   --------  --------   --------   --------

Net  operating income ..........................    13,804    (12,445)    26,249     15,622     5,967        982      3,678
                                                  --------   --------   --------   --------  --------   --------   --------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off ..........................      (183)        --       (183)        --      (163)        --        (20)
    Sale of assets .............................     2,360         --      2,360         --     2,360         --         --
    Change in unrealized appreciation
      (depreciation) on investments ............      (359)        --       (359)        --      (248)        (7)      (104)
                                                  --------   --------   --------   --------  --------   --------   --------
                                                     1,818         --      1,818         --     1,949         (7)      (124)
                                                  --------   --------   --------   --------  --------   --------   --------
NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS ...................  $ 15,622   $(12,445)  $ 28,067   $ 15,622  $  7,916   $    975   $  3,554
                                                  ========   ========   ========   ========  ========   ========   ========

EARNINGS PER SHARE .............................  $  1.35
                                                  =======

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATING FINANCIAL STATEMENTS

                       PMC CAPITAL, INC AND SUBSIDIARIES
                CONSOLIDATING STATEMENT OF SHAREHOLDERS' EQUITY
                               DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                                    Net
                                                                                                Unrealized
                                                                    Additional  Undistributed  Appreciation               Total
                                               Preferred   Common    Paid-in    Net Operating (Depreciation) Treasury  Shareholders'
                                               Stock, 3%   Stock     Capital        Income    on Investments   Stock      Equity
                                               --------   --------   --------      --------     --------     --------   --------
PMC CAPITAL, INC
  Balances, January 1, 1997 .................  $     --   $    112   $ 62,125      $  1,701     $     --     $     --   $ 63,938

  Net income ................................        --         --         --        15,622           --           --     15,622
  Dividend reinvestment plan,  468,706 shares        --          4      6,430            --           --           --      6,434
  Dividends on common stock .................        --         --         --       (14,543)          --           --    (14,543)
                                               --------   --------   --------      --------     --------     --------   --------
  Balances, December 31, 1997 ...............  $     --   $    116   $ 68,555      $  2,780     $     --     $     --   $ 71,451
                                               ========   ========   ========      ========     ========     ========   ========

FIRST WESTERN SBLC, INC AND SUBSIDIARY

  Balances, January 1, 1997 .................  $     --   $     --   $  2,000      $  1,796     $   (224)     $(1,000)  $  2,572

  Net income ................................        --         --         --         8,164         (248)          --      7,916
  Dividends to parent company ...............        --         --         --        (9,000)          --           --     (9,000)
                                               --------   --------   --------      --------     --------     --------   --------
  Balances, December 31, 1997 ...............  $     --   $     --   $  2,000      $    960     $   (472)     $(1,000)  $  1,488
                                               ========   ========   ========      ========     ========     ========   ========
WESTERN FINANCIAL CAPITAL CORPORATION

  Balances, January 1, 1997 .................  $     --   $     21   $  7,934      $    110     $   (102)    $     --   $  7,963

  Net income ................................        --         --         --           982           (7)          --        975
  Dividends to parent company ...............        --         --         --          (835)          --           --       (835)
                                               --------   --------   --------      --------     --------     --------   --------
  Balances, December 31, 1997 ...............  $     --   $     21   $  7,934      $    257     $   (109)    $     --   $  8,103
                                               ========   ========   ========      ========     ========     ========   ========
PMC INVESTMENT CORPORATION

  Balances, January 1, 1997 .................  $  3,000   $      1   $ 12,439      $    527     $   (109)    $     --   $ 15,858

  Net income ................................        --         --         --         3,658         (104)          --      3,554
  Dividends to parent company ...............        --         --         --        (3,660)          --           --     (3,660)
  Dividends, preferred ......................        --         --         --          (250)          --           --       (250)
                                               --------   --------   --------      --------     --------     --------   --------
  Balances, December 31, 1997 ...............  $  3,000   $      1   $ 12,439      $    275     $   (213)    $     --   $ 15,502
                                               ========   ========   ========      ========     ========     ========   ========
ELIMINATION ADJUSTMENTS
  Equity in income of subsidiaries ..........        --         --         --       (12,445)          --           --    (12,445)
  Dividends to parent .......................        --         --         --        13,495           --           --     13,495
  Stock of subsidiaries .....................    (3,000)       (22)   (22,373)           --           --        1,000    (24,395)
  Undistributed earnings of subsidiaries ....        --         --         --        (3,033)          --           --     (3,033)
                                               --------   --------   --------      --------     --------     --------   --------
                                                 (3,000)       (22)   (22,373)       (1,983)          --        1,000    (26,378)
                                               --------   --------   --------      --------     --------     --------   --------

CONSOLIDATED ................................  $     --   $    116   $ 68,555      $  2,289     $   (794)    $     --   $ 70,166
                                               ========   ========   ========      ========     ========     ========   ========

                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                  OF THESE CONSOLIDATING FINANCIAL STATEMENTS.

                        PMC CAPITAL, INC AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                                     FIRST
                                                                             CONSOLIDATED           WESTERN     WESTERN
                                                                               BEFORE       PMC      SBLC,     FINANCIAL     PMC
                                                                  ELIMINATION ELIMINATION CAPITAL, INC., AND  INVESTMENT   CAPITAL
                                                      CONSOLIDATED  ENTRIES    ENTRIES      INC   SUBSIDIARY CORPORATION CORPORATION
                                                        --------   --------   --------   --------   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and
    unrealized gain (loss) on investments ............  $ 15,622   $(12,445)  $ 28,067   $ 15,622   $  7,916   $    975   $  3,554
  Adjustments to reconcile net operating
    income and realized and unrealized gain
    (loss) on investments to net cash
    provided by operating activities:
        Loans funded, held for sale ..................   (20,622)        --    (20,622)        --    (20,622)        --         --
        Proceeds from sale of guaranteed loans .......    21,638         --     21,638         --     21,638         --         --
        Change in unrealized depreciation on
            investments and loans written-off ........       543         --        543         --        412          7        124
        Unrealized premium income, net ...............       215         --        215         --        215         --         --
        Depreciation and amortization ................     1,032         --      1,032         94        844         35         59
        Accretion of loan discount and deferred fees .    (1,623)        --     (1,623)       (33)    (1,232)      (109)      (249)
        Deferred fees collected ......................       766         --        766        (58)        17        343        464
        (Gain) loss on sale of assets ................    (2,360)        --     (2,360)        --     (2,360)        --         --
        Equity in income of subsidiary ...............    (2,560)        --     (2,560)    (2,560)        --         --         --
       Net change in operating assets and liabilities:
           Accrued interest receivable ...............      (231)        --       (231)       (78)         2        (55)      (100)
           Other assets ..............................      (527)        --       (527)       (39)      (396)       (35)       (57)
           Accrued interest payable ..................      (127)        --       (127)        (1)       (27)       (97)        (2)
           Borrower advances .........................      (116)        --       (116)      (127)      (583)       (20)       614
           Other liabilities .........................    (1,069)        --     (1,069)      (115)      (960)        38        (32)
                                                        --------   --------   --------   --------   --------   --------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............    10,581    (12,445)    23,026     12,705      4,864      1,082      4,375
                                                        --------   --------   --------   --------   --------   --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .......................................   (65,739)     8,337    (74,076)   (28,203)    (8,834)   (12,896)   (24,143)
  Principal collected and other adjustments ..........    10,069     (8,337)    18,406      3,989      5,559      5,406      3,452
  Proceeds from interest-only strip receivable .......       648         --        648         --        648         --         --
  Purchase of furniture and fixtures and other
     assets ..........................................      (139)        --       (139)      (114)       (25)        --         --
  Proceeds from sale of assets .......................    22,986         --     22,986         --     22,971         15         --
  Proceeds from partnership distributions ............     3,347      3,347         --         --         --         --         --
  Release of (investment in) restricted cash .........    (1,569)        --     (1,569)        --     (1,365)        --       (204)
  Investment in subsidiaries .........................        --     12,445    (12,445)   (12,445)        --         --         --
                                                        --------   --------   --------   --------   --------   --------   --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ..   (30,397)    15,792    (46,189)   (36,773)    18,954     (7,475)   (20,895)
                                                        --------   --------   --------   --------   --------   --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ............     5,475         --      5,475      5,475         --         --         --
   Proceeds from revolving credit facility ...........     8,300         --      8,300      8,300         --         --         --
   Payment on revolving credit facility ..............    (8,300)        --     (8,300)    (8,300)        --         --         --
   Payment of dividends to parent ....................        --     (3,347)     3,347     16,842     (9,000)      (835)    (3,660)
   Payment of dividends on common stock ..............   (13,197)        --    (13,197)   (13,197)        --         --         --
   Payment of dividends on preferred stock ...........      (250)        --       (250)        --         --         --       (250)
   Payment of SBA debentures .........................    (3,280)        --     (3,280)        --         --     (3,280)        --
   Advances from (to) affiliates, net ................    (1,004)        --     (1,004)    13,442    (18,614)       (68)     4,236
   Payment of issuance costs on notes and debentures .      (443)        --       (443)        (4)      (439)        --         --
                                                        --------   --------   --------   --------   --------   --------   --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ..   (12,699)    (3,347)    (9,352)    22,558    (28,053)    (4,183)       326
                                                        --------   --------   --------   --------   --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .   (32,515)        --    (32,515)    (1,510)    (4,235)   (10,576)   (16,194)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .........    50,017         --     50,017     13,318      5,330     14,686     16,683
                                                        --------   --------   --------   --------   --------   --------   --------

CASH AND CASH EQUIVALENTS, END OF YEAR ...............  $ 17,502   $     --   $ 17,502   $ 11,808   $  1,095      4,110   $    489
                                                        ========   ========   ========   ========   ========   ========   ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid .....................................  $  5,631   $     --   $  5,631   $  2,649   $     32   $  1,685   $  1,265
                                                        ========   ========   ========   ========   ========   ========   ========

   Dividends reinvested ..............................  $    963   $     --   $    963   $    963   $     --   $     --   $     --
                                                        ========   ========   ========   ========   ========   ========   ========

   Reclassification from loans receivable
     to real property owned ..........................  $    203   $     --   $    203   $     --   $    108   $     --   $     95
                                                        ========   ========   ========   ========   ========   ========   ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the General Partner
PMC Capital Limited Partnership:

We have audited the accompanying statement of assets, liabilities and partners' capital of PMC Capital Limited Partnership (the "Partnership") as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the year ended December 31, 1997 and for the period from November 8, 1996 (inception) to December 31, 1996. These financial statements are the responsibility of the Partnership's General Partner. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PMC Capital Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the period from November 8, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles.


                                                        COOPERS & LYBRAND L.L.P.


Dallas, Texas
February 28, 1998

                         PMC CAPITAL LIMITED PARTNERSHIP
             STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                 ( IN THOUSANDS)

                                                               December 31,
                                                           -------------------
                                                             1997        1996
                                                           -------     -------
                                     ASSETS
INVESTMENTS AT VALUE:
  Loans receivable, net ..............................     $33,975     $41,805
  Restricted investments - money market funds and cash       2,219       5,444
                                                           -------     -------
                                                            36,194      47,249
                                                           -------     -------
OTHER ASSETS:
  Due from affiliates ................................          15         826
  Deferred borrowing costs ...........................         296         390
  Accrued interest receivable ........................         189         239
  Other ..............................................          --          11
                                                           -------     -------

TOTAL OTHER ASSETS ...................................         500       1,466
                                                           -------     -------

TOTAL ASSETS .........................................     $36,694     $48,715
                                                           =======     =======

            LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Notes payable ......................................     $29,007     $40,183
  Accrued interest payable ...........................         164         233
  Due to affiliates ..................................          46          83
                                                           -------     -------

TOTAL LIABILITIES ....................................      29,217      40,499
                                                           -------     -------

COMMITMENTS AND CONTINGENCIES (NOTE 3)

PARTNERS' CAPITAL:
  General Partner's interest .........................           4          11
  Limited Partner's interest .........................       7,473       8,205
                                                           -------     -------

                                                             7,477       8,216
                                                           -------     -------

TOTAL LIABILITIES AND PARTNERS' CAPITAL ..............     $36,694     $48,715
                                                           =======     =======


                  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.

                        PMC CAPITAL LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                             November 8,
                                             Year Ended   1996 (Inception)
                                            December 31,   to December 31,
                                                1997             1996
                                               ------            ----
          INVESTMENT INCOME:
            Interest ...................       $4,823            $599
            Other investment income, net          197             111
                                               ------            ----
          Total investment income ......        5,020             710
                                               ------            ----
          EXPENSES:
            Interest ...................        2,287             362
            General and administrative .          125              20
                                               ------            ----
          Total expenses ...............        2,412             382
                                               ------            ----
          NET INCOME ...................       $2,608            $328
                                               ======            ====


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         PMC CAPITAL LIMITED PARTNERSHIP
                         STATEMENTS OF PARTNERS' CAPITAL
          PERIOD FROM NOVEMBER 8, 1996 (INCEPTION) TO DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                         Limited         General
                                                         Partner's       Partner's
                                                         Interest        Interest         Total
                                                         --------        --------        --------
Balance, November 8, 1996 (inception) ............       $     --        $     --        $     --

Limited Partner's contribution of loans receivable
     and other assets ............................         45,681              --          45,681

General Partner's cash contribution ..............             --              10              10

Net income .......................................            325               3             328

Partnership distributions ........................        (37,801)             (2)        (37,803)
                                                         --------        --------        --------

Balance, December 31, 1996 .......................          8,205              11           8,216

Net income .......................................          2,582              26           2,608

Partnership distributions ........................         (3,314)            (33)         (3,347)
                                                         --------        --------        --------

Balance, December 31, 1997 .......................       $  7,473        $      4        $  7,477
                                                         ========        ========        ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                         PMC CAPITAL LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               November 8,
                                                               Year Ended    1996 (Inception)
                                                              December 31,   to December 31,
                                                                  1997            1996
                                                                --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ............................................       $  2,608        $    328
  Adjustments to reconcile net income
    to net cash provided by operating activities:
        Amortization ....................................             99              16
        Accretion of loan discount and deferred fees ....           (207)            (28)
        Net change in operating assets and liabilities:
            Accrued interest receivable .................             50            (239)
            Other assets ................................             11             (11)
            Accrued interest payable ....................            (69)            233
                                                                --------        --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............          2,492             299
                                                                --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected and other adjustments .............          8,037           3,904
  Release of (investment in) restricted cash ............          3,225          (5,444)
                                                                --------        --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .....         11,262          (1,540)
                                                                --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable ..............             --          40,183
   Proceeds from issuance of general partnership interest             --              10
   Partner distributions ................................         (3,347)        (37,803)
   Payment on notes payable .............................        (11,176)             --
   Advances from (to) affiliates, net ...................            774            (743)
   Payment of issuance costs on notes ...................             (5)           (406)
                                                                --------        --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....        (13,754)          1,241
                                                                --------        --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....             --              --

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ............             --              --
                                                                --------        --------

CASH AND CASH EQUIVALENTS, END OF YEAR ..................       $     --        $     --
                                                                ========        ========

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

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

         At December 31, 1997 and 1996 their was no recorded investment in loans identified as impaired.

         The Company's portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of loans were as noted below:

                 Percentage of Loan Portfolio
State                  December 31,
-----            ------------------------
                   1997            1996
                 -------         --------
Texas                37%             42%
Florida               9%             10%
Other                54%             48%
                    ----            ----
                    100%            100%
                    ====            ====


         There were no loans receivable; (i) greater than 60 days past due, (ii) on which litigation against the borrowers had commenced, or (iii) which were in the process of liquidation at December 31, 1997 and 1996.


NOTE 3.  CREDIT RISK:

         At December 31, 1997 and 1996 loans to businesses in the lodging industry comprised 93% and 85% of loans receivable and 88% and 74% of total assets, respectively. There can be no assurance that the Partnership will experience the positive results which PMC Capital has historically achieved from these lending activities. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Partnership. Additionally, at December 31, 1997 loans to businesses located in Texas comprised approximately 37% of the Partnership's outstanding loan portfolio. No other state had a concentration greater than 10%. A decline in economic conditions in any of these states may adversely affect the Partnership.

                         PMC CAPITAL LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4.    NOTES PAYABLE:

           On November 13, 1996, the Partnership completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the "Notes"). The Notes, issued at par, which have a stated maturity in 2005 and bear interest at the rate of 6.725% per annum, are collateralized by the loans contributed by PMC Capital to the Partnership. In connection with this private placement, the Notes were given a rating of "Aa2" by Moody's Investors Service. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the loans. Required principal payments to the noteholders are based upon the collection of principal on the Contributed Loans. All principal collected on the Contributed Loans during the monthly period (as defined in the Trust Indenture) are used to make the required principal payment on the first business day of the following month.

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

           The estimated fair values of the Partnership's financial instruments pursuant to SFAS No. 107 are as follows:

                                              1997                                 1996
                                    -------------------------            ------------------------
                                                    Estimated                           Estimated
                                    Carrying             Fair            Carrying          Fair
                                     Amount             Value             Amount            Value
                                    --------        ---------            ---------      ---------
                                                            (in thousands)
Assets:
    Loans receivable, net           $ 33,975         $ 34,749            $  41,805       $ 42,894
    Restricted investments             2,219            2,219                5,444          5,444

Liabilities:
    Notes payable                     29,007           29,216               40,183         39,770


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

NOTE 7.    RELATED PARTY TRANSACTIONS:

           At December 31, 1997, the balance in due to affiliates of $46,000 was a result of payments on loans receivable of affiliates deposited directly by the borrower into the Partnership's operating bank account. The balance in due from affiliates of $15,000 was a result of payments on the Partnership's loans receivable deposited directly by the borrower into an affiliate's operating bank account. These balances were transferred to the appropriate company subsequent to year end.

                                    EXHIBITS

    Exhibit          Description
    -------          -----------
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

         ***4.27 Senior Note dated April 19, 1995 for $5,000,000 with Security Life of Denver Insurance Company.

         ***4.28 Senior Note dated April 19, 1995 for $2,000,000 with Peerless Insurance Company.

         ***4.29 Senior Note dated April 19, 1995 for $2,000,000 with Indiana Insurance Company.

         ***4.30 Senior Note dated April 19, 1995 for $1,000,000 with Security Life of Denver Insurance Company.

        ****4.31 Debenture dated June 27, 1990 for $1,030,000 assumed from ESLO Capital Corporation.

       ****10.1 Employment contract between the Registrant and Lance B. Rosemore dated June 30, 1996.

       ****10.2 Employment contract between the Registrant and Andrew S. Rosemore dated June 30, 1996.

       ****10.3 Employment contract between the Registrant and Fredric M. Rosemore dated June 30, 1996.

       ****10.4 Employment contract between the Registrant and Jan F. Salit dated June 30, 1996.

       ****10.5 Employment contract between the Registrant and Barry N. Berlin dated June 30, 1996.

         **10.6 Employment contract between the Registrant and Mary J. Brownmiller dated August 1, 1994.

       ****10.7      Master Promissory Note for $15,000,000 with Bank One, Texas
                     N.A.

       ****10.8 Servicing Agreement by and among Sun Trust Bank, PMC Capital Limited Partnership and PMC Capital, Inc.

          *10.9      PMC Capital, Inc. 1997 Non-Employee Director Stock Option
                     Plan.

         *10.10      PMC Capital, Inc. 1997 Employee Stock Option Plan.

          *21        Subsidiaries of Registrant

          *27        Financial Data Schedule


                     -----------------------
                      *      Filed herewith

                      ** Previously filed with the Commission as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1994

                      *** Previously filed with the Commission as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1995

                      **** Previously filed with the Commission as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1996