Form 10-K405/A
period 1997-12-31
PMC CAPITAL INC
filed 1998-04-17
CIK 722571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

                                 AMENDMENT NO. 1
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                    For the Transition Period From          to
                                                   ------      ------ .

                        Commission File Number: 811-3780

                                PMC CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

                  FLORIDA                              59-2338539
        (State or other jurisdiction of             (I.R.S. Employer
        incorporation or organization)              Identification No.)

      17290 PRESTON ROAD, 3RD FLOOR, DALLAS, TX 75252      (972) 349-3200
     (Address of principal executive offices)(Registrant's telephone number)


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

                                EXPLANATORY NOTE


         This Amendment No. 1 to Form 10-K is being filed by PMC Capital, Inc. (the "Company") to correct a computer conversion error which inadvertently deleted certain decimal points from numbers on the Company's Consolidated Statements of Shareholders' Equity as originally filed with the Form 10-K, resulting from converting the Form 10-K for purposes of filing with the Securities and Exchange Commission via EDGAR. The dividends per share should have been $1.08 for 1995, $1.16 for 1996 and $1.27 for 1997, as set forth on the revised Consolidated Statements of Shareholders' Equity filed herewith.

                       PMC CAPITAL, INC AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  NET
                                                                UNDISTRIBUTED  UNREALIZED
                                                     ADDITIONAL      NET      DEPRECIATION
                                            COMMON    PAID-IN     OPERATING       ON
                                            STOCK     CAPITAL      INCOME     INVESTMENTS    TOTAL
                                           --------  ---------- ------------- ------------  --------
BALANCE, JANUARY 1, 1995 ...............   $    107   $ 56,254    $  1,387    $   (377)     $ 57,371

Issuances of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 187,005 shares ........          2      2,175          --          --         2,177

Net income .............................         --         --      11,452         (90)       11,362

Dividends:

  Preferred ............................         --         --        (222)         --          (222)

  Common ( $1.08 per common share ) ....         --         --     (11,600)         --       (11,600)
                                           --------   --------    --------    --------      --------

BALANCE, DECEMBER 31, 1995 .............        109     58,429       1,017        (467)       59,088

Issuances of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 291,042 shares ........          3      3,696          --          --         3,699

Net income .............................         --         --      13,188          32        13,220

Dividends:

  Preferred ............................         --         --        (251)         --          (251)

  Common ( $1.16 per common share ) ....         --         --     (12,853)         --       (12,853)
                                           --------   --------    --------    --------      --------

BALANCE, DECEMBER 31, 1996 .............        112     62,125       1,101        (435)       62,903

Issuances of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 468,706 shares ........          4      6,430          --          --         6,434

Net income .............................         --         --      15,981        (359)       15,622

Dividends:

  Preferred ............................         --         --        (250)         --          (250)

  Common ( $1.27 per common share ) ....         --         --     (14,543)         --       (14,543)
                                           --------   --------    --------    --------      --------

BALANCE, DECEMBER 31, 1997 .............   $    116   $ 68,555    $  2,289    $   (794)     $ 70,166
                                           ========   ========    ========    ========      ========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 16, 1998                    PMC CAPITAL, INC.



                                          By: /s/ Barry N. Berlin
                                              ----------------------------------
                                              Barry N. Berlin
                                              Chief Financial Officer