Form 10-Q
period 1998-03-31
PMC CAPITAL INC
filed 1998-05-15
CIK 722571

                                   FORM 10 - Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998
                                             ----------------

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the transition period from __________  to  __________

                 Commission File Number    811-3780
                                           --------

                               PMC CAPITAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            FLORIDA                                    59-2338439
---------------------------------          ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

 17290 Preston Road, 3rd Floor, Dallas, TX 75252        (972) 349-3200
------------------------------------------------ ------------------------------
(Address of principal executive offices)         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X        NO
                                ------        ------

As of May 1, 1998, Registrant had outstanding 11,812,970 shares of Common Stock, par value $.01 per share.

                       PMC CAPITAL, INC. AND SUBSIDIARIES



                                     INDEX

PART I.       Financial Information                                      PAGE NO.
                                                                         --------
          Item 1.  Financial Statements

                   Consolidated Balance Sheets -
                     March 31, 1998 (Unaudited) and December 31, 1997        2

                   Consolidated Statements of Income (Unaudited) -
                    Three Months Ended March 31, 1998 and 1997               3

                   Consolidated Statements of Cash Flows (Unaudited) -
                    Three Months Ended March 31, 1998 and 1997               4

                   Notes to Consolidated Financial Statements (Unaudited)    5

          Item 2.  Management's Discussion and Analysis of

                    Results of Operations and Financial Condition            9

          Item 3.  Quantitative and Qualitative Disclosures about
                     Market Risk                                            17

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                         18

                                     PART I

                              FINANCIAL INFORMATION

                                     ITEM 1.

                              FINANCIAL STATEMENTS

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                         March 31,       December 31,
                                                                           1998             1997
                                                                        -----------      -----------
                                                                        (Unaudited)
                                     ASSETS
 INVESTMENTS AT VALUE:
   Loans receivable, net ..........................................     $   130,608      $   127,240
   Cash equivalents ...............................................          11,861           17,237
   Investment in unconsolidated subsidiaries ......................           7,746            7,797
   Interest-only strip receivables ................................           3,597            3,708
   Restricted investments .........................................           3,027            2,798
   Real property owned ............................................             266              296
                                                                        -----------      -----------

 TOTAL INVESTMENTS ................................................         157,105          159,076
                                                                        -----------      -----------

 OTHER ASSETS:
   Receivable for loans sold ......................................           1,342            1,346
   Due from unconsolidated subsidiaries ...........................           1,841            1,302
   Servicing asset ................................................           1,601            1,607
   Deferred charges, deposits and other assets ....................           1,271            1,398
   Accrued interest receivable ....................................             653              608
   Cash ...........................................................             238              265
   Property and equipment, net ....................................             256              237
                                                                        -----------      -----------

 TOTAL OTHER ASSETS ...............................................           7,202            6,763
                                                                        -----------      -----------

 TOTAL ASSETS .....................................................     $   164,307      $   165,839
                                                                        ===========      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
 LIABILITIES:
   SBA debentures payable .........................................     $    39,790      $    41,290
   Notes payable ..................................................          35,000           35,000
   Accounts payable ...............................................           2,272            3,269
   Dividends payable ..............................................           3,895            4,018
   Borrower advances ..............................................           1,885            1,678
   Accrued interest payable .......................................             891            1,316
   Due to unconsolidated subsidiaries .............................             340              279
   Deferred fee revenue ...........................................             538              571
   Other liabilities ..............................................             817            1,252
                                                                        -----------      -----------

 TOTAL LIABILITIES ................................................          85,428           88,673
                                                                        -----------      -----------

 Commitments and contingencies

 CUMULATIVE PREFERRED STOCK OF SUBSIDIARY .........................           7,000            7,000
                                                                        -----------      -----------

 SHAREHOLDERS' EQUITY:
   Common stock, authorized 30,000,000 shares of $.01 par value,
        11,795,000 and 11,631,000 shares issued and outstanding
        at March 31, 1998 and December 31, 1997, respectively .....             118              116
   Additional paid-in capital .....................................          70,869           68,555
   Undistributed net operating income .............................           1,329            2,289
   Net unrealized depreciation on investments .....................            (437)            (794)
                                                                        -----------      -----------

                                                                             71,879           70,166
                                                                        -----------      -----------

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......................     $   164,307      $   165,839
                                                                        ===========      ===========

 NET ASSET VALUE PER COMMON SHARE .................................     $      6.09      $      6.03
                                                                        ===========      ===========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                                  THREE MONTHS ENDED MARCH 31,
                                                                  --------------------------
                                                                     1998            1997
                                                                  ----------      ----------
                                                                          (Unaudited)
 INVESTMENT INCOME:
   Interest .................................................     $    4,093      $    3,989
   Premium income ...........................................            389             642
   Other investment income, net .............................            170              85
                                                                  ----------      ----------

 Total investment income ....................................          4,652           4,716

 Equity in income of unconsolidated subsidiaries, net .......            588             680
 Other income, net ..........................................            550             558
                                                                  ----------      ----------

 Total income ...............................................          5,790           5,954
                                                                  ----------      ----------

 EXPENSES:
   Interest .................................................          1,332           1,375
   Salaries and related benefits ............................          1,016             822
   General and administrative ...............................            164             221
   Profit sharing plan ......................................             38              41
   Rent .....................................................             61              59
   Legal and accounting .....................................             71              72
   Small Business Administration fees .......................             29              31
   Directors and shareholders expense .......................             11               9
                                                                  ----------      ----------

 Total expenses .............................................          2,722           2,630
                                                                  ----------      ----------


 Net  operating income ......................................          3,068           3,324
                                                                  ----------      ----------

 REALIZED AND UNREALIZED GAIN (LOSS)
   ON INVESTMENTS:
     Loans written-off ......................................           (133)            (26)
     Change in unrealized appreciation
       (depreciation) on investments ........................            357             (31)
                                                                  ----------      ----------

 Total realized and unrealized gain (loss) on investments ...            224             (57)
                                                                  ----------      ----------

 NET OPERATING INCOME AND REALIZED AND UNREALIZED
   GAIN (LOSS) ON INVESTMENTS ...............................     $    3,292      $    3,267
                                                                  ==========      ==========


 PREFERRED DIVIDENDS ........................................     $       62      $       62
                                                                  ==========      ==========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................         11,731          11,233
                                                                  ==========      ==========

 BASIC AND DILUTED EARNINGS PER COMMON SHARE ................     $     0.28      $     0.29
                                                                  ==========      ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Three Months Ended March 31,
                                                                                      --------------------------
                                                                                         1998            1997
                                                                                      ----------      ----------
                                                                                              (Unaudited)
 Cash flows from operating activities:
   Net operating income and realized and unrealized gain (loss) on investments ..     $    3,292      $    3,267
   Adjustments to reconcile net operating income and realized and unrealized gain
     (loss) on investments to net cash provided by operating activities:
         Loans funded, held for sale ............................................         (2,570)         (7,232)
         Proceeds from sale of guaranteed loans .................................          3,308           7,015
         Change in unrealized depreciation on investments and loans written-off .           (224)             57
         Unrealized premium income, net .........................................             (8)             66
         Depreciation and amortization ..........................................            254             142
         Accretion of loan discount and deferred fees ...........................           (189)           (261)
         Deferred fees collected ................................................            (27)            149
         (Gain) loss on sale of assets ..........................................             12              (4)
         Equity in income of unconsolidated subsidiaries, net ...................           (588)           (680)
         Net change in operating assets and liabilities:
             Accrued interest receivable ........................................            (45)            (40)
             Other assets .......................................................            213             (69)
             Accrued interest payable ...........................................           (424)           (517)
             Borrower advances ..................................................            206             118
             Other liabilities ..................................................         (1,433)         (1,494)
                                                                                      ----------      ----------
 Net cash provided by operating activities ......................................          1,777             517
                                                                                      ----------      ----------

 Cash flows from investing activities:
   Loans funded .................................................................         (8,367)        (13,272)
   Principal collected and other adjustments ....................................          4,110           2,824
   Proceeds from interest-only strip receivables ................................            316             246
   Purchase of furniture and fixtures and other assets ..........................            (38)            (20)
   Proceeds from sale of assets .................................................             66              98
   Proceeds from partnership distributions ......................................            640           1,042
   Release of (investment in) restricted investments ............................           (228)            (26)
                                                                                      ----------      ----------
 Net cash used in investing activities ..........................................         (3,501)         (9,108)
                                                                                      ----------      ----------

 Cash flows from financing activities:
    Proceeds from issuance of common stock ......................................          2,061           1,313
    Payment of dividends on common stock ........................................         (3,702)         (3,336)
    Payment of dividends on preferred stock .....................................            (61)            (60)
    Payment of SBA debentures ...................................................         (1,500)         (2,480)
    Advances from (to) unconsolidated affiliates, net ...........................           (477)         (1,595)
                                                                                      ----------      ----------
 Net cash used in financing activities ..........................................         (3,679)         (6,158)
                                                                                      ----------      ----------

 Net decrease in cash and cash equivalents ......................................         (5,403)        (14,749)

 Cash and cash equivalents, beginning of period .................................         17,502          50,017
                                                                                      ----------      ----------

 Cash and cash equivalents, end of period .......................................     $   12,099      $   35,268
                                                                                      ==========      ==========

 Supplemental disclosure:
    Interest paid ...............................................................     $    1,746      $    1,892
                                                                                      ==========      ==========

    Dividends reinvested ........................................................     $      254      $      239
                                                                                      ==========      ==========

    Reclassification from loans receivable to real property owned ...............     $       45      $       70
                                                                                      ==========      ==========

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   INTERIM FINANCIAL STATEMENTS:

The accompanying consolidated balance sheet of PMC Capital, Inc. ("PMC" or "PMC Capital") and its wholly-owned regulated investment company subsidiaries (collectively, the "Company") as of March 31, 1998 and the consolidated statements of income and cash flows for the three months ended March 31, 1998
and 1997 have not been audited by independent accountants.   In the opinion of
the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 1998 and the results of operations and cash flows for the three months ended March 31, 1998 and 1997. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1997 Annual Report on Form 10-K.

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

The results for the three months ended March 31, 1998 are not necessarily indicative of future financial results.

NOTE 2.   RECLASSIFICATION:

Certain prior period amounts have been reclassified to conform to the current year presentation.

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

                       PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   BASIS FOR CONSOLIDATION: (CONTINUED)

to provide long-term collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMIC are either fixed rate or a variable rate which is based on the prime lending rate ("Prime Rate"). As an SSBIC, PMIC is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate was reduced through an SBA subsidy by 3% during the first five years) and preferred stock. The SBA subsidy is no longer provided on new issuances under the SSBIC program.

Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides loans to borrowers whether or not they qualify as "disadvantaged." The interest rates on loans originated by Western Financial are either fixed rate or a variable rate which is based on the Prime Rate. As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures.

PMC originates loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by the subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the 7(a) Program or SBIC programs.

Unconsolidated Subsidiaries
PMC Advisers, organized in July 1993, acts as the investment advisor for PMC Commercial Trust ("PMC Commercial" or the "Trust"), a Texas real estate investment trust and an affiliate of PMC Capital.

PMC Funding is a Florida corporation that holds assets on behalf of the Company. PMC Capital is the sole shareholder of PMC Funding.

The Partnership was formed as a Delaware limited partnership in November 1996 to act as a special purpose affiliate of the Company. The Partnership was established to acquire loans from the Company and to issue fixed-rate debt (the "Notes") through a private placement (the "Structured Financing").

PMC Capital Corp. is a Delaware corporation formed in November 1996 to be the independent trustee of the general partner of the Partnership. PMC Trust 1996-A is a Delaware business trust formed in November 1996 to be the general partner of the Partnership.


NOTE 5.   LONG-TERM DEBT:

During February 1998, the Company repaid a $1,500,000 SBA debenture at maturity.

NOTE 6.   DIVIDENDS PAID AND DECLARED:

During January 1998, the Company paid $0.320 per share in dividends to common shareholders of record on December 31, 1997 including a special dividend of $0.02 per common share. During March 1998, the Company declared a $0.325 per share dividend to common shareholders of record on March 31, 1998 which was paid on April 13, 1998.

NOTE 7.   PMC LIMITED PARTNERSHIP:

As described in Note 4, the accounts of the Partnership are accounted for by the equity method of accounting in conformity with Federal securities law. During the three months ended March 31, 1998, the Partnership had $1,110,000 in total income and net operating income of $611,000.

                       PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8.   CONDENSED COMBINED FINANCIAL STATEMENTS:

As described in Note 4, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding, the Partnership, PMC Capital Corp. and PMC Trust 1996-A (the "Unconsolidated Entities") are accounted for by the equity method of accounting in conformity with Federal securities law. The following are the condensed combined balance sheets as of March 31, 1998 and December 31, 1997 and the condensed combined statement of income for the three months ended March 31, 1998 and 1997 for the Company and the Unconsolidated Entities.

                       CONDENSED COMBINED BALANCE SHEETS


                                                                   MARCH 31,      DECEMBER 31,
                                                                     1998            1997
                                                                  ----------      ----------
                                                                 (Unaudited)
        ASSETS                                                           (IN THOUSANDS)
        Investments at value:
               Loans receivable, net ........................     $  161,506      $  161,215
               Cash equivalents .............................         11,902          17,272
               Interest-only strip receivable ...............          3,597           3,708
               Restricted investments and real property
                      owned .................................          7,138           5,780
                                                                  ----------      ----------
                                                                     184,143         187,975
        Other assets ........................................          7,193           6,931
                                                                  ----------      ----------
               Total assets .................................     $  191,336      $  194,906
                                                                  ==========      ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY
        LIABILITIES:
               SBA debentures payable .......................     $   39,790      $   41,290
               Notes payable ................................         61,865          64,007
               Other liabilities ............................         10,802          12,443
                                                                  ----------      ----------
                                                                     112,457         117,740
                                                                  ----------      ----------
               Cumulative preferred stock of subsidiary .....          7,000           7,000
                                                                  ----------      ----------

        SHAREHOLDERS' EQUITY:
               Common Stock .................................            118             116
               Additional paid-in capital ...................         70,869          68,555
               Undistributed net operating income ...........          1,329           2,289
               Net unrealized depreciation on investments ...           (437)           (794)
                                                                  ----------      ----------
                                                                      71,879          70,166
                                                                  ----------      ----------
               Total liabilities and shareholders' equity ...     $  191,336      $  194,906
                                                                  ==========      ==========

                       PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8.   CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

             CONDENSED COMBINED STATEMENT OF INCOME

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                   -----------------------
                                                                     1998          1997
                                                                   ---------     ---------
                                                                  (Unaudited, in thousands)
        INCOME:
               Investment income .............................     $   5,761     $   6,073
               Other income, net .............................           585           591
                                                                   ---------     ---------

                      Total income ...........................         6,346         6,664
                                                                   ---------     ---------
        EXPENSES:
               Interest ......................................         1,804         2,019
               Salaries and related benefits .................         1,016           822
               General and administrative expenses ...........           249           287
               Other .........................................           209           212
                                                                   ---------     ---------
                      Total expense ..........................         3,278         3,340
                                                                   ---------     ---------
        Net operating income .................................         3,068         3,324
        Realized and unrealized gain (loss) on investments ...           224           (57)
                                                                   ---------     ---------
        NET OPERATING INCOME AND REALIZED AND UNREALIZED
                      GAIN (LOSS) ON INVESTMENTS .............     $   3,292     $   3,267
                                                                   =========     =========

NOTE 9.    EARNINGS PER COMMON SHARE COMPUTATIONS:

The computations of basic earnings per common share are based on the weighted average number of shares outstanding of the Company. For the purposes of determining the diluted earnings per share, there was no change in the weighted average shares outstanding for the effect of stock options during the three months ended March 31, 1998 since the stock options were anti-dilutive. The Company did not issue any stock options prior to June 1997. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMIC. Preferred stock dividend requirements were approximately $61,000 and $60,000 during the three months ended March 31, 1998 and 1997, respectively. The weighted average number of shares used in the computations of basic earnings per common share were 11.7 million and 11.2 million for the three months ended March 31, 1998 and 1997, respectively.

NOTE 10.   CHANGE IN ACCOUNTING:

Deferred fees consist of non-refundable fees less direct loan origination costs. For loans originated prior to January 1, 1998, these fees are being recognized over the expected life of the related loan. For loans originated subsequent to December 31, 1997, these fees are being recognized currently. The change did not materially impact the Company's financial statements


NOTE 11.   RECENT ACCOUNTING PRONOUNCEMENTS:

Reporting Comprehensive Income

In June 1997, The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. As PMC reports as an investment company, components of comprehensive income are currently included in the consolidated statements of income, as such, SFAS No. 130 has no impact on PMC.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. Presently, the Company only operates in one segment of business. The requirements of SFAS No. 131 are not required in interim financial statements in the initial year of adoption.

                       PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     PART I
                             FINANCIAL INFORMATION


                                    ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                             FINANCIAL CONDITION

RESULTS OF OPERATIONS

GENERAL
The Company's operations include originating and servicing commercial loans for its own account as well as operating as an investment advisor which evaluates and services loans under a fee arrangement for PMC Commercial. The Company sells the guaranteed portion of its loans originated under the SBA 7(a) Program. In addition, during November 1996, the Company securitized a portion of its fixed rate portfolio as part of the Structured Financing as an additional source of working capital and in December 1997 sold the unguaranteed portion of its loans originated under the SBA 7(a) Program as part of a securitization and sale. Historically, the Company has retained servicing and residual interests in all loans sold.

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

       In order to generate revenues, PMC originates commercial loans. The following table sets forth information concerning the aggregate gross loans funded for the Company:

                                   THREE MONTHS ENDED MARCH 31,      YEARS ENDED DECEMBER 31,
                                   ---------------------------     ---------------------------
                                      1998             1997           1997             1996
                                   -----------     -----------     -----------     -----------
COMPANY                              FUNDED           FUNDED          FUNDED          FUNDED
-------                            -----------     -----------     -----------     -----------
                                                         (IN MILLIONS)
 PMIC ........................     $       2.9     $       5.0     $      24.1     $      19.3
 Western Financial ...........             4.3             0.7            12.9             7.5
 First Western ...............             3.4            10.3            29.5            29.2
 PMC Capital .................             0.3             4.5            19.9            14.2
                                   -----------     -----------     -----------     -----------
        Total ................     $      10.9     $      20.5     $      86.4     $      70.2
                                   ===========     ===========     ===========     ===========

       In 1993, the Company organized PMC Advisers which, pursuant to the terms of an investment management agreement, has acted as the investment advisor for PMC Commercial. The Company's subsidiary, PMC Advisers, has been the investment advisor for PMC Commercial since the completion of PMC Commercial's public offering in December 1993. During the three months ended March 31, 1998 and the year ended December 31,1997, PMC Advisers earned management fees of approximately $420,000 and $1,600,000, respectively, from PMC Commercial.

       The Company also earns income through its equity ownership in the Unconsolidated Subsidiaries, primarily the Partnership. In November 1996 the Partnership completed the Private Placement of approximately $40.7 million of Notes which were issued at par and bear interest at a rate of 6.725%. The Notes were originally collateralized by approximately $45.7 million of loans contributed to the Partnership by PMC Capital. The net proceeds of the issuance of the Notes, approximately $37.5 million, were distributed to PMC Capital and were used to originate additional loans. The differential between the interest received on the collateralized loans (originally $45.7 million at an average yield of 11.5%) and the interest paid on the Notes (originally $40.7 million at 6.725%), less any loan losses and amortization of transaction fees, contributes to the profit of PMC Capital.

       Due to the reduction of loan origination opportunities experienced by First Western over the past several years for the reasons discussed below, the Company has actively sought to increase other sources of revenues and thereby reduce its reliance on the income generated by First Western. During this period the Company's other lending activities have increased and the Company has established other revenue sources such as the investment advisory income.

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

       Late in the fourth quarter of 1996 the Company began marketing a variable-rate lending program (the "Prime Lending Program") which is separate from the 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program provides funds to refinance existing real estate secured commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. Several of the loans refinanced under this program were originally SBA 7(a) Program loans and that some of these loan originations have refinanced First Western's loans. These loans have variable interest rates based on the Prime Rate.

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

       As a result of its working capital requirements for loan originations as well as holding borrowers advances and cash reserves for its completed securitizations or structured financings, the Company has temporary short-term investments. In order to minimize its short-term investment positions, the Company may enter into a bank warehouse facility and expects to more fully utilize its revolving credit facility to fund these working capital requirements.

       The Company receives other investment income from various sources including late fees, prepayment fees, construction monitoring and site visit fees. The net amount of other investment income earned during the three months ended March 31, 1998 and the year ended December 31,1997 was $170,000 and $504,000, respectively. The amount earned will vary based on volume of loans funded, the mix of loans (construction versus non-construction), the rate on loans originated (whether fixed or variable) as well as the general level of interest rates.

       Expenses primarily consist of interest expense and company overhead as described below. Expenses were 47% and 44% of total income during the three months ended March 31, 1998 and the year ended December 31, 1997, respectively.

       Interest expense was $1,332,000 and $5,548,000 during the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. Interest expense is primarily a result of (i) $35 million of unsecured notes with a weighted average interest rate of 7.4% and weighted average remaining maturity of 3.5 years as of March 31, 1998, and (ii) $39,790,000 of debentures due to the SBA as a result of borrowings made by the Company's SBIC subsidiaries, with a weighted average interest rate of approximately 6.7% and weighted average remaining maturity of 4.8 years as of March 31, 1998. At March 31, 1998, the Company had no borrowings outstanding pursuant to its revolving credit facility, and had availability of $15 million. Any borrowings thereunder would bear interest at a rate of either the lender's prime rate less 50 basis points or Libor plus 175 basis points, at the Company's option.

       Company overhead was $1,390,000 and $5,054,000 during the three months ended March 31, 1998 and the year ended December 31, 1997, respectively, and is comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The Company's operations are centralized in its Dallas, Texas headquarters. The Company presently has other marketing offices located in Atlanta, Georgia; Austin, Texas; and Phoenix, Arizona. The largest overhead expense is the salaries and related benefits which consist of salaries for the Company's officers and employees who provide for all of the Company's management and portfolio functions, including marketing, servicing, accounting and portfolio analysis. Salaries and related benefits were 18% and 14%, respectively, of total income during the three months ended March 31, 1998 and the year ended December 31, 1997. It is anticipated that overhead will continue to increase as the Company's portfolio under management increases.

       General and administrative expenditures consist primarily of Texas franchise and other taxes, advertising and promotional expense, telephone services, corporate printing costs and general office expenses. General and administrative expenses were 3% of total income during both the three months ended March 31, 1998 and the year ended December 31, 1997. These costs are anticipated to increase in proportion to the growth of the Company's portfolio under management.

       Profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense (collectively the "Other Administrative Costs") aggregated $210,000 and $822,000 during the three months ended March 31, 1998
and the year ended December 31, 1997, respectively.   The Other Administrative
Costs were 4% and 3% of total income during the three months ended March 31, 1998 and the year ended December 31, 1997, respectively. These costs are anticipated to increase in proportion to the increase in salaries and general administrative expense as a result of the anticipated growth of the Company's portfolio under management.

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

       On a quarterly basis thereafter, income generated by the interest-only strip receivable is recognized based on an "internal rate of return" (the "IRR") which during the initial reporting period after completion of the securitization is the market rate used in valuing the interest-only strip receivable. Management updates the anticipated future cash flows on a quarterly basis and determines a revised IRR based on the recorded interest-only strip receivable at such balance sheet date. If during any evaluation of the value of the interest-only strip receivable it is determined that the

IRR is lower than a "risk free" rate for an asset of similar duration, a realized loss will be incurred which adjusts the recorded value of the interest-only strip receivable to the current market value.

       In addition, on a quarterly basis, the Company measures the fair value of the interest-only strip receivables based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investments. During the three months ended March 31, 1998 and the year ended December 31, 1997, the Company recorded unrealized gains (losses) of $255,000 and ($300,000), respectively. As of March 31, 1998 and December 31, 1997, the unrealized loss relating to the interest-only strip receivables was $45,000 and $300,000, respectively.

       The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income in future periods would be enhanced. Commencing during the year ended December 31, 1997, the amount of amortization of the servicing asset was increased as a result of increased prepayment speeds.

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

       As a result of the general downward trend in interest rates, the Company has experienced an increased rate in the prepayment of its loans. On such prepayments, to the extent the loans were on a fixed-rate of interest, the Company received the immediate benefit of the prepayment charge, however, the proceeds from the prepayments were invested initially in temporary investments and have been reloaned or committed to be reloaned at lower rates, which has an adverse effect on the Company's results of operations and may have an impact on its ability to maintain distributions at current levels. The impact of the lower lending rates is partially offset (based on current market conditions) by the reduced cost of the Company's borrowings.

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

       The Company retains a substantial portion of the default and prepayment risk associated with the loan portfolio that is sells pursuant to the Asset-Backed Securities Program. A large component of the gain recognized on such sales and the corresponding asset recorded on the Company's balance sheet is an interest-only strip receivable which is based on the present value of estimated future excess cash flows which will be received by the Company from the securitized loans. Accordingly, the interest-only strip receivable is calculated on the basis of management's assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management's assumptions, possibly to a material degree. Prepayments on loans are commonly measured relative to a prepayment standard or model. The model used for purposes of determining future cash flows, the Constant Prepayment Rate ("CPR"), represents an assumed constant rate of prepayment per annum relative to the then outstanding principal balance of the pool of serviced loans. The CPR is a prediction by management of the anticipated rate of prepayment of the pool.

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1997

       Net income increased by $25,000 from $3,267,000 during the three months ended March 31, 1997 to $3,292,000 during the three months ended March 31, 1998. The weighted average common shares outstanding increased by approximately 4% from 11,233,000 during the three months ended March 31, 1997 to 11,731,000 during the three months ended March 31, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan. The income for the three months ended March 31, 1998 includes the effect of reduced interest income earned as a result of the sale by First Western of $22.8 million of loans in December 1997 and reduced premium income as more fully described below.

       Interest income increased by $104,000 (3%), from $3,989,000 for the three months ended March 31, 1997 to $4,093,000 for the three months ended March 31, 1998. This increase was primarily attributable to the loan originations in 1997 and during the first quarter of 1998 which exceeded the amount of loan prepayments, loan collections and the sale of $22.8 million of loans in December 1997. The average retained loan portfolio outstanding during the first quarter of 1998 and 1997 was $129 million and $99 million,
respectively, a 30% increase.   Accordingly, interest income (not including the
Partnership) on loans increased by $446,000, or 13%, from $3,475,000 during the three months ended March 31, 1997 to $3,921,000 during the three months ended March 31, 1998. Including the interest earned by the Partnership, interest income on loans increased by $201,000 (4%) to $4,911,000 during the three months ended March 31, 1998 compared to $4,710,000 during the three months ended March 31, 1997.

       During the first quarter of 1998, the Company earned a reduced amount of interest on short-term investments due to the funds received from the Structured Financing (net proceeds of approximately $37.5 million) increasing the average temporary investments outstanding during the three months ended March 31, 1997 by a greater amount than the securitized sale (net proceeds of approximately $20 million) increased the average temporary investments during the three months ended March 31, 1998. As a result, during the first quarter of 1998, average temporary investments outstanding were $17.5 million, a 60% decrease from $43.6 million during the first quarter of 1997. Accordingly, interest on temporary investments decreased by $342,000, or 67%, from $514,000 during the three months ended March 31, 1997 to $172,000 during the three months ended March 31, 1998.

       Premium income decreased by $253,000 (39%) from $642,000 for the three months ended March 31, 1997 to $389,000 for the three months ended March 31, 1998. This decrease was primarily attributable to a $3,707,000 (53%) decrease in the guaranteed portion of loans held for sale or sold (under the 7(a) Program) from $7,015,000 during the three months ended March 31, 1997 to $3,308,000 during the three months ended March 31, 1998. The premium income earned during the three months ended March 31, 1997 was $151,000 higher than the previous years comparable quarter. In the opinion of management, it is not expected that the decrease in premium income of 39% will continue during the remainder of the year ending December 31, 1998.

       Other investment income, net, increased by $85,000 (100%) from $85,000 for the three months ended March 31, 1997 to $170,000 for the three months ended March 31, 1998. This increase was primarily attributable to an increase in prepayment fees received on loans during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 related to fixed-rate loans which were prepaid in full.

       Equity in income (loss) of unconsolidated subsidiaries decreased by $92,000 (14%), from $680,000 during the three months ended March 31, 1997 to $588,000 during the three months ended March 31, 1998. The decrease is primarily due to the continued reduction in outstanding principal balance of loans in the Partnership. Accordingly, the interest earned on the Partnership assets is decreasing resulting in less net profits. The Partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the Notes issued by the Partnership. During the three months ended March 31, 1998 and 1997, the net income from the Partnership includes $98,000 and $68,000, respectively, in fees received on prepaid loans. Offsetting a portion of the Partnership income was the operations of PMC Funding which had a loss of $12,000 during the three months ended March 31, 1997 and a loss of $22,000 during the three months ended March 31, 1998.

       Other income, net, decreased by $8,000 (1%) from $558,000 during the three months ended March 31, 1997 to $550,000 during the three months ended March 31, 1998. Other income was stable during the three months ended March 31, 1998 and 1997 and is primarily a result of fee income earned as a result of investment management fees generated by PMC Advisers.

       Operating expenses, not including interest, increased by $135,000 (11%) from $1,255,000 during the three months ended March 31, 1997 to $1,390,000 during the three months ended March 31, 1998. This increase was a result of an increase in salaries and related benefits of $194,000 (24%) from $822,000 during the three months ended March 31, 1997, to $1,016,000 during the three months ended March 31, 1998. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in portfolio under management and the complexity of the financing transactions undertaken by the Company), a general increase in the level of salaries for employees during 1997 and 1998 and a decrease in the salaries and related benefits which were capitalized relating to loans closed during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997. Rent expense increased by $2,000 due to the an increase in the base rent at the Company's headquarters. General and administrative costs decreased by $57,000 primarily as a result of (i) increased advertising incurred during the first quarter of 1997 from mail-outs related to the new Prime Lending Program, and (ii) a decrease in Texas franchise tax expense.

       Interest expense decreased by $43,000 (3%) from $1,375,000 during the three months ended March 31, 1997 to $1,332,000 during the three months ended March 31, 1998. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million in SBA debentures during February 1997 and $1.5 million in February 1998.

       Realized and unrealized gain (loss) on investments increased from a loss of $57,000 during the three months ended March 31, 1997 to a gain of $224,000 during the three months ended March 31, 1998. During both periods, loan losses were minimal. During the first quarter of 1998, the Company recorded $255,000 in unrealized gains relating to the interest-only strip receivables recoveries
to fair value in accordance with SFAS No. 125.   There were no comparable
recoveries during the three months ended March 31, 1997.

CASH FLOW ANALYSIS

       The Company generated $1,777,000 and $517,000 from operating activities during the three months ended March 31, 1998 and 1997, respectively. The increase of $1,260,000 (244%) was attributable to several factors including an increase in sources of funds from the change in other assets, the net source generated from SBA 7(a) guaranteed loan sales, and depreciation and amortization. Included in cash flows from operating activities is the lending activity of First Western relating to the government guaranteed portion of loans originated which are sold into the secondary market ("Government Guaranteed Lending"). During the three months ended March 31, 1998 and 1997, the Company had a net source of cash of $738,000 and a net use of cash of $217,000, respectively, from Government Guaranteed Lending activities. During the three months ended March 31, 1998 and 1997, the Company used net cash of $1,483,000 and $2,002,000, respectively, from the change in operating assets and liabilities.

       The Company used $3,501,000 and $9,108,000 from investing activities
during the three months ended March 31, 1998 and 1997, respectively.   The
Company decreased its use of funds for loans originated by $4,905,000 from $13,272,000 during the three months ended March 31, 1997 to $8,367,000 during the three months ended March 31, 1998. During the three months ended March 31, 1998 principal collected was $4,110,000 as compared to $2,824,000 during the three months ended March 31, 1997. This increase of $1,286,000 (45%) was primarily due to prepayments on larger principal balance fixed-rate loans during the three months ended March 31, 1998.

       The Company had a net use of $3,679,000 and $6,158,000 from financing activities during the three months ended March 31, 1998 and 1997, respectively. The decreased use of funds of $2,479,000 (40%) was primarily the result of $2,061,000 in proceeds received from dividend reinvestment plan stock issuances during the three months ended March 31, 1998 compared to $1,313,000 during the three months ended March 31, 1997 and the SBA debenture repayments decreasing by $980,000 from $2,480,000 during the three months ended March 31, 1997 to $1,500,000 during the three months ended March 31, 1998 . Dividends paid on common stock during the three months ended March 31, 1998 were $3,702,000 as compared to $3,336,000 during the three months ended March 31, 1997, an increase of $366,000 (11%).

LIQUIDITY AND CAPITAL RESOURCES

       The primary use of the Company's funds is to originate loans. The Company also uses funds to acquire loans from governmental agencies and/or their agents, for the payment of financing costs, dividends to shareholders, general and administrative expenses, capital expenditures, advances on loan liquidations and principal due on borrowing facilities. Approximately $3.2 million of the Company's SBA debentures was paid in full at maturity during 1997 and $1.5 million was paid in full at maturity in February 1998. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders. To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and borrowings under its credit facility, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings. Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, the securitization and sale of its loan portfolio and the utilization of its short-term, uncollateralized revolving credit facility.

       The Company has a dividend reinvestment and cash purchase plan ("DRP") available to its shareholders. During March 1998 the Company temporarily suspended the optional cash purchase portion of the DRP since the use of leverage is currently more cost effective than the issuance of additional equity. Revisions to the DRP have been filed with the Securities and Exchange Commission on Form N-2. Amendments to the plan include the calculation of the purchase price of the shares issued related to open market purchases under the plan and the discontinuation of the 2% discount previously allowed on share purchases.

       Loan commitments outstanding at March 31, 1998 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $47.2 million. Of these commitments, $15.4 million were for loans partially guaranteed by the SBA of which approximately $13.2 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

       PMC has a $15 million uncollateralized revolving credit facility which expires in March 2000. At March 31, 1998, PMC had no outstanding borrowings under this credit facility Advances pursuant to the credit facility bear interest at the Company's option at either the lender's prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 150%. Although the Company did not have any balance outstanding on this credit facility at March 31, 1998, the Company was in compliance with all covenants of this facility.

       Due to changes in the SBIC program increasing the cost and availability of SBA debentures and preferred stock, the Company has utilized other sources of funds to expand its loan portfolio. The cost and terms of these other sources of funds are not as favorable as those historically achieved on SBA debentures and SSBIC preferred stock; however, the Company has been able to issue debt through private placement of notes and generate working capital through securitization and sale of a portion of its portfolio. Since additional funds are required in order to meet the Company's current outstanding commitments, the Company is in the process of structuring a collateralized financing of its variable-rate loans originated as part of the Prime Lending Program. There can be no assurance that a securitization or structured financing will be completed or, if completed, will be on the terms attained on similar transactions completed by the Company. If additional funds are required, the Company will attempt to either issue additional unsecured notes and/or privately or publicly raise equity. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the foreseeable future.

       PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.

RECENT ACCOUNTING PRONOUNCEMENTS

Reporting Comprehensive Income

In June 1997, The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. As PMC reports as an investment company, components of comprehensive income as currently included in the consolidated statements of income, as such, SFAS No. 130 has no impact on PMC.

Disclosures about Segments of an Enterprise and Related Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for the way that public companies report information about segments in annual and interim financial statements. Presently, the Company only operates in one segment of business. The requirements of SFAS No. 131 are not required in interim financial statements in the initial year of adoption.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

       This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and in most instances are identified through the use of words such as "anticipates," "expects," and "should". Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved


                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                                    PART II
                               OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

               A.    Exhibits

                     10.1 First Amended and Restate Revolving Credit Note dated as of March 15, 1998.

                     10.2 Second Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of Loan dated as of March 15, 1998.

                     27.1   Financial Data Schedule

                B.   Reports on Form 8-K

                     No reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                PMC Capital, Inc.

       Date:        5/14/98                     /s/ Lance B. Rosemore
             ---------------------------        -------------------------------
                                                Lance B. Rosemore
                                                President


       Date:       5/14/98                      /s/ Barry N. Berlin
             --------------------------         -------------------------------
                                                Barry N. Berlin
                                                Chief Financial Officer
                                                (Principal Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION
------          -----------
  10.1          First Amended and Restated Revolving Credit Note dated as of
                March 15, 1998.

  10.2          Second Amendment to Loan Agreement and Amendment to Loan
                Documents and Renewal and Extension of Loan dated as of March 15, 1998.

  27.1          Financial Data Schedule