Form 10-Q
period 1998-06-30
PMC CAPITAL INC
filed 1998-08-13
CIK 722571

                                   FORM 10 - Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from       to
                                                -------  ----------

                           Commission File Number    811-3780

                                PMC CAPITAL, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                        59-2338439
         -------                                        ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

17290 Preston Road, 3rd Floor, Dallas, TX 75252          (972) 349-3200
-----------------------------------------------          --------------
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

                                    YES X  NO
                                       ---   ---
As of August 1, 1998, Registrant had outstanding 11,829,116 shares of Common Stock, par value $.01 per share.

                       PMC CAPITAL, INC. AND SUBSIDIARIES



                                      INDEX

PART I.           Financial Information                                                    PAGE NO.
                  ---------------------                                                    --------
                  Item 1.  Financial Statements

                             Consolidated Balance Sheets -
                               June 30, 1998 (Unaudited) and December 31, 1997                 2

                             Consolidated Statements of Income (Unaudited) -
                              Six Months Ended June 30, 1998 and 1997                          3
                              Three Months Ended June 30, 1998 and 1997                        4

                             Consolidated Statements of Cash Flows (Unaudited) -
                              Six Months Ended June 30, 1998 and 1997                          5

                             Notes to Consolidated Financial Statements (Unaudited)            6

                  Item 2.  Management's Discussion and Analysis of
                              Results of Operations and Financial Condition                   10

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk         20

PART II.          Other Information

                  Item 4. Submission of Matters to a Vote of Security Holders                 21

                  Item 6.  Exhibits and Reports on Form 8-K                                   21

                                     PART I

                              FINANCIAL INFORMATION

                                     ITEM 1.

                              FINANCIAL STATEMENTS

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                ( In thousands, except share and per share data)

                                                                                   June 30,               December 31,
                                                                                     1998                     1997
                                                                               -----------------       ------------------
                                                                                  (Unaudited)
                                        ASSETS
INVESTMENTS AT VALUE:
  Loans receivable, net........................................................$         132,594       $          127,240
  Cash equivalents.............................................................           10,544                   17,237
  Investment in unconsolidated subsidiaries....................................            7,771                    7,797
  Interest-only strip receivables..............................................            3,033                    3,708
  Restricted investments.......................................................            4,222                    2,798
  Real property owned..........................................................               45                      296
                                                                               -----------------       ------------------

TOTAL INVESTMENTS..............................................................          158,209                  159,076
                                                                               -----------------       ------------------

OTHER ASSETS:
  Receivable for loans sold....................................................              605                    1,346
  Due from unconsolidated subsidiaries.........................................            2,686                    1,302
  Servicing asset..............................................................            1,534                    1,607
  Deferred charges, deposits and other assets..................................            1,048                    1,398
  Accrued interest receivable..................................................              570                      608
  Cash ........................................................................              561                      265
  Property and equipment, net..................................................              256                      237
                                                                               -----------------       ------------------

TOTAL OTHER ASSETS.............................................................            7,260                    6,763
                                                                               -----------------       ------------------

TOTAL ASSETS...................................................................$         165,469       $          165,839
                                                                               =================       ==================
                      LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable.......................................................$          39,790       $           41,290
  Notes payable................................................................           35,000                   35,000
  Accounts payable.............................................................            3,213                    3,269
  Dividends payable............................................................            3,902                    4,018
  Borrower advances............................................................            2,021                    1,678
  Accrued interest payable.....................................................            1,266                    1,316
  Due to unconsolidated subsidiaries...........................................              536                      279
  Deferred fee revenue.........................................................              599                      571
  Other liabilities............................................................              588                    1,252
                                                                               -----------------       ------------------

TOTAL LIABILITIES..............................................................           86,915                   88,673
                                                                               -----------------       ------------------

Commitments and contingencies

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY.......................................            7,000                    7,000
                                                                               -----------------       ------------------

SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares of $.01 par value, 11,812,000 and
       11,631,000 shares issued and outstanding
       at June 30, 1998 and December 31, 1997, respectively....................              118                      116
  Additional paid-in capital ..................................................           71,116                   68,555
  Undistributed net operating income...........................................            1,236                    2,289
  Net unrealized depreciation on investments...................................             (916)                    (794)
                                                                               -----------------       ------------------

                                                                                          71,554                   70,166
                                                                               -----------------       ------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.....................................$         165,469       $          165,839
                                                                               =================       ==================
NET ASSET VALUE PER COMMON SHARE...............................................$            6.06       $             6.03
                                                                               =================       ==================

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                ( In thousands, except share and per share data)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                ----------------------------
                                                                                   1998              1997
                                                                                ----------        ----------
                                                                                         (UNAUDITED)
INVESTMENT INCOME:
  Interest..................................................................... $    8,256        $    8,155
  Premium income...............................................................        527             1,229
  Other investment income, net.................................................        483               225
                                                                                ----------        ----------
Total investment income........................................................      9,266             9,639

Equity in income of unconsolidated subsidiaries, net...........................      1,175             1,329
Other income, net..............................................................      1,790             1,089
                                                                                ----------        ----------
Total income...................................................................     12,231            12,057
                                                                                ----------        ----------
EXPENSES:
  Interest.....................................................................      2,653             2,744
  Salaries and related benefits................................................      1,962             1,657
  General and administrative...................................................        338               443
  Profit sharing plan..........................................................         78                78
  Rent.........................................................................        118               122
  Legal and accounting.........................................................        134               114
  Small Business Administration fees..........................................          49                53
  Directors and shareholders expense...........................................         43                34
                                                                                ----------        ----------
Total expenses.................................................................      5,375             5,245
                                                                                ----------        ----------
Net operating income...........................................................      6,856             6,812
                                                                                ----------        ----------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
   Loans written-off...........................................................       (111)              (71)
   Change in unrealized appreciation
    (depreciation) on investments..............................................       (122)               52
                                                                                ----------        ----------

Total realized and unrealized gain (loss) on investments.......................       (233)              (19)
                                                                                ----------        ----------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS................................................... $    6,623             6,793
                                                                                ==========        ==========

PREFERRED DIVIDENDS............................................................       $125              $125
                                                                                ==========        ==========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.....................................     11,772            11,291
                                                                                ==========        ==========
BASIC AND DILUTED EARNINGS PER COMMON SHARE....................................      $0.55             $0.59
                                                                                ==========        ==========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                          THREE MONTHS ENDED JUNE 30,
                                                                          ---------------------------
                                                                              1998         1997
                                                                           ---------     ----------
                                                                                 (UNAUDITED)
INVESTMENT INCOME:
  Interest..............................................................   $   4,163     $    4,166
  Premium income........................................................         138            587
  Other investment income, net..........................................         313            170
                                                                           ---------     ----------

Total investment income.................................................       4,614          4,923

Equity in income of unconsolidated subsidiaries, net....................         587            649
Other income, net.......................................................       1,240            531
                                                                           ---------     ----------

Total income............................................................       6,441          6,103
                                                                           ---------     ----------

EXPENSES:
  Interest..............................................................       1,321          1,369
  Salaries and related benefits.........................................         946            835
  General and administrative............................................         174            222
  Profit sharing plan...................................................          40             37
  Rent..................................................................          57             63
  Legal and accounting..................................................          63             42
  Small Business Administration fees....................................          20             22
  Directors and shareholders expense....................................          32             25
                                                                           ---------     ----------

Total expenses..........................................................       2,653          2,615
                                                                           ---------     ----------

Net  operating income...................................................       3,788          3,488
                                                                           ---------     ----------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off                                                            (23)           (45)
    Change in unrealized appreciation
      (depreciation) on investments.....................................        (434)            83
                                                                           ---------     ----------

Total realized and unrealized gain (loss) on investments................        (457)            38
                                                                           ---------     ----------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS............................................   $   3,331     $    3,526
                                                                           =========     ==========


PREFERRED DIVIDENDS.....................................................   $      63     $       63
                                                                           =========     ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..............................      11,812         11,345
                                                                           =========     ==========

BASIC AND DILUTED EARNINGS PER COMMON SHARE.............................       $0.28          $0.31
                                                                           =========     ==========


             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                      -------------------------------
                                                                                         1998                1997
                                                                                      ------------       ------------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments......... $     6,622       $      6,793
  Adjustments to reconcile net operating income and realized and unrealized gain
    (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale...................................................      (4,967)           (12,546)
        Proceeds from sale of guaranteed loans........................................       6,404             14,532
        Change in unrealized depreciation on investments and loans written-off........         233                 19
        Unrealized premium income, net................................................        -                  (145)
        Depreciation and amortization.................................................         639                601
        Accretion of loan discount and deferred fees..................................        (495)              (657)
        Deferred fees collected.......................................................          49                501
        (Gain) loss on sale of assets.................................................           5                 (4)
        Equity in income of unconsolidated subsidiaries, net..........................      (1,174)            (1,329)
        Net change in operating assets and liabilities:
            Accrued interest receivable...............................................          38                (31)
            Other assets..............................................................         404               (234)
            Accrued interest payable..................................................         (50)               (99)
            Borrower advances.........................................................         342               (492)
            Other liabilities.........................................................        (721)            (3,226)
                                                                                       -----------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES.............................................       7,329              3,683
                                                                                       -----------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded........................................................................     (17,709)           (29,734)
  Principal collected and other adjustments...........................................      11,616              6,067
  Proceeds from interest-only strip receivables.......................................         450                486
  Purchase of furniture and fixtures and other assets.................................         (54)               (56)
  Proceeds from sale of assets........................................................         171                102
  Proceeds from partnership distributions.............................................       1,200              1,685
  Release of (investment in) restricted investments...................................      (1,424)               183
                                                                                      ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES.................................................      (5,750)           (21,267)
                                                                                      ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock.............................................       2,064              2,491
   Payment of dividends on common stock...............................................      (7,289)            (6,542)
   Payment of dividends on preferred stock............................................        (124)              (123)
   Payment of SBA debentures..........................................................      (1,500)            (2,480)
   Advances to unconsolidated affiliates, net.........................................      (1,127)            (1,141)
                                                                                      ------------       ------------
NET CASH USED IN FINANCING ACTIVITIES.................................................      (7,976)            (7,795)
                                                                                      ------------       ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.............................................      (6,397)           (25,379)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................      17,502             50,017
                                                                                      ------------       ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................$     11,105       $     24,638
                                                                                      ============       ============
SUPPLEMENTAL DISCLOSURE:
   Interest paid......................................................................$      2,681       $      2,843
                                                                                      ============       ============
   Dividends reinvested...............................................................$        499       $        471
                                                                                      ============       ============
   Reclassification from loans receivable to real property owned......................$         45       $        102
                                                                                      ============       ============
   Loans to facilitate sale of real property owned....................................$        122       $       -
                                                                                      ============       ============

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                      CONSOLIDATED FINANCIAL STATEMENTS.

                        PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   INTERIM FINANCIAL STATEMENTS:

The accompanying consolidated balance sheet of PMC Capital, Inc. ("PMC" or "PMC Capital") and its wholly-owned regulated investment company subsidiaries (collectively, the "Company") as of June 30, 1998 and the consolidated statements of income for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 1998, the results of operations for the three and six months ended June 30, 1998 and 1997, and the cash flows for the six months ended June 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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

The results for the six months ended June 30, 1998 are not necessarily indicative of future financial results.

NOTE 2.   BUSINESS:

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

NOTE 3.   BASIS FOR CONSOLIDATION:

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

PMIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMIC uses long-term funds provided by the SBA, together with its own capital,

                        PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   BASIS FOR CONSOLIDATION: (CONTINUED)

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

Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides loans to borrowers whether or not they qualify as "disadvantaged." The interest rates on loans originated by Western Financial are either fixed-rate or a variable-rate which is based on the Prime Rate. As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures.

PMC originates loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by the subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the 7(a) Program or SBIC programs.

Unconsolidated Subsidiaries
PMC Advisers, organized in July 1993, either directly or through a subsidiary acts as the investment manager for PMC Commercial Trust ("PMC Commercial" or the "Trust"), a Texas real estate investment trust and an affiliate of PMC Capital.

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

NOTE 4.   LONG-TERM DEBT:

During February 1998, the Company repaid a $1,500,000 SBA debenture at maturity.

NOTE 5.   DIVIDENDS PAID AND DECLARED:

During January 1998, the Company paid $0.340 per share in dividends to common shareholders of record on December 31, 1997 which included a special dividend of $0.02 per common share. During April 1998, the Company paid a $0.325 per share dividend to common shareholders of record on March 31, 1998. During June 1998, the Company declared a $0.325 per share dividend to common shareholders of record on June 30, 1998 which was paid on July 13, 1998.

NOTE 6.   PMC LIMITED PARTNERSHIP:

As described in Note 3, the accounts of the Partnership are accounted for by the equity method of accounting in conformity with Federal securities law. During the six months ended June 30, 1998 and 1997, the Partnership had $2,173,000 and $2,641,000 in total income, respectively, and net operating income of $1,232,000 and $1,351,000, respectively.

                        PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   CONDENSED COMBINED FINANCIAL STATEMENTS:

As described in Note 3, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding, the Partnership, PMC Capital Corp. and PMC Trust 1996-A (the "Unconsolidated Entities") are accounted for by the equity method of accounting in conformity with Federal securities law. The following are the condensed combined balance sheets as of June 30, 1998 and December 31, 1997 and the condensed combined statement of income for the three and six months ended June 30, 1998 and 1997 for the Company and the Unconsolidated Entities.

                        CONDENSED COMBINED BALANCE SHEETS
                                   (Unaudited)

                                                             JUNE 30,      DECEMBER 31,
                                                               1998            1997
                                                             --------      ------------
ASSETS                                                            (IN THOUSANDS)
Investments at value:
     Loans receivable, net .............................     $159,320      $    161,215
     Cash equivalents ..................................       10,583            17,272
     Interest-only strip receivable ....................        2,966             3,708
     Restricted investments and real property owned ....        7,406             5,780
                                                             --------      ------------
                                                              180,275           187,975
Other assets ...........................................        7,137             6,931
                                                             --------      ------------
     Total assets ......................................     $187,412      $    194,906
                                                             ========      ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     SBA debentures payable ............................     $ 39,790      $     41,290
     Notes payable .....................................       57,017            64,007
     Other liabilities .................................       12,051            12,443
                                                             --------       -----------
                                                              108,858           117,740
                                                             --------      ------------
     Cumulative preferred stock of subsidiary ..........        7,000             7,000
                                                             --------      ------------

SHAREHOLDERS' EQUITY:
     Common Stock ......................................          118               116
     Additional paid-in capital ........................       71,116            68,555
     Undistributed net operating income ................        1,236             2,289
     Net unrealized depreciation on investments ........         (916)             (794)
                                                             --------      ------------
                                                               71,554            70,166
                                                             --------      ------------
     Total liabilities and shareholders' equity ........     $187,412      $    194,906
                                                             ========      ============

                        PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                   CONDENSED COMBINED STATEMENTS OF INCOME

                                                           SIX MONTHS ENDED           THREE MONTHS ENDED
                                                               JUNE 30,                    JUNE 30,
                                                      -------------------------     ---------------------
                                                        1998             1997         1998         1997
                                                      --------         --------     --------     --------
                                                                    (Unaudited, in thousands)
     INCOME:
         Investment income.........................   $ 11,439         $ 12,280     $  5,678     $  6,207
         Other income, net.........................      1,812            1,130        1,227          539
                                                      --------         --------     --------     --------
            Total income...........................     13,251           13,410        6,905        6,746
                                                      --------         --------     --------     --------
     EXPENSES:
         Interest..................................      3,540            4,007        1,736        1,988
         Salaries and related benefits.............      1,962            1,657          946          835
         General and administrative
            expenses...............................        471              533          222          246
         Other.....................................        422              401          213          189
                                                      --------         --------     --------      -------
            Total expense..........................      6,395            6,598        3,117        3,258
                                                      --------         --------     --------      -------
     Net operating income..........................      6,856            6,812        3,788        3,488
     Realized and unrealized gain (loss) on
            investments............................       (233)             (19)        (457)          38
                                                      --------         --------     --------      -------
     NET OPERATING INCOME AND REALIZED AND
            UNREALIZED GAIN (LOSS) ON INVESTMENTS..   $  6,623         $  6,793     $  3,331      $ 3,526
                                                      ========         ========     ========      =======

NOTE 8.   EARNINGS PER COMMON SHARE COMPUTATIONS:

The computations of basic earnings per common share are based on the weighted average number of shares outstanding of the Company. For the purposes of determining the diluted earnings per share, there was no change in the weighted average shares outstanding for the effect of stock options during the three and six months ended June 30, 1998 since the stock options were anti-dilutive. The Company did not issue any stock options prior to June 1997. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMIC. Preferred stock dividend requirements were approximately $65,000 during each of the three months ended June 30, 1998 and 1997 and $125,000 during each of the six months ended June 30, 1998 and 1997, respectively. The weighted average number of shares used in the computations of basic earnings per common share were 11.8 million and 11.3 million for the three months ended June 30, 1998 and 1997, respectively and 11.8 million 11.3 million during the six months ended June 30, 1998 and 1997, respectively.

NOTE 9.   CHANGE IN ACCOUNTING:

Deferred fees consist of non-refundable fees less direct loan origination costs. For loans originated prior to January 1, 1998, these fees are being recognized over the expected life of the related loan. For loans originated subsequent to December 31, 1997, these fees are being recognized currently. The change did not materially impact the Company's financial statements.

                                     PART I
                              FINANCIAL INFORMATION

                                     ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

GENERAL
The Company's operations include originating and servicing commercial loans for its own account as well as operating as an investment manager which evaluates properties and loans and services loans and lease contracts under a fee arrangement for PMC Commercial. The Company sells the guaranteed portion of its loans originated under the SBA 7(a) Program. In addition, during November 1996, the Company securitized a portion of its fixed-rate portfolio as part of the Structured Financing as an additional source of working capital and in December 1997 sold the unguaranteed portion of its loans originated under the SBA 7(a) Program as part of a securitization and sale. Historically, the Company has retained servicing and residual interests in all loans sold.

         The Company's revenue sources include the following:

         o Interest earned on loans originated and retained including the effect of commitment fees collected at the inception of the loan.
         o    Management fee income from the management of PMC Commercial.
         o    Equity in the income of non-investment company subsidiaries.
         o Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) Program loans sold into the secondary market.
         o    Interest earned on temporary (short-term) investments.
         o Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.

         In order to generate revenues, the Company originates commercial loans. The following table sets forth information concerning the aggregate gross loans funded for the Company:

                       SIX MONTHS     THREE MONTHS    YEARS ENDED
                     ENDED JUNE 30,  ENDED JUNE 30,   DECEMBER 31,
                     --------------  --------------  --------------
COMPANY               1998    1997    1998    1997    1997    1996
-------              ------  ------  ------  ------  ------  ------
                                      (IN MILLIONS)
PMIC ............     $ 6.5   $10.2   $ 3.6   $ 5.2   $24.1   $19.3
Western Financial       7.1     3.3     2.8     2.6    12.9     7.5
First Western ...       6.6    17.9     3.2     7.6    29.5    29.2
PMC Capital .....       2.5    10.8     2.2     6.3    19.9    14.2
                      -----   -----   -----   -----   -----   -----
         Total ..     $22.7   $42.2   $11.8   $21.7   $86.4   $70.2
                      =====   =====   =====   =====   =====   =====


         In 1993, the Company organized PMC Advisers which, either directly or through its wholly owned subsidiary, has acted as the investment manager for PMC Commercial since the completion of PMC Commercial's initial public offering in December 1993. During the six months ended June 30, 1998 and the year ended December 31,1997, PMC Advisers earned management fees from PMC Commercial of approximately $1,505,000 and $1,600,000, respectively. The fees during the six months ended June 30, 1998 includes fees earned related to completed financings and acquisitions by PMC Commercial during the three months ended June 30, 1998.

         PMC Advisers will earn fees pursuant to an investment management agreement entered into during June 1998 with PMC Commercial relating to property acquisitions by PMC Commercial (the "Property Management Agreement").

The Property Management Agreement provides for a one time fee of 0.75% of the purchase price paid by PMC Commercial to Amerihost Properties, Inc. and its subsidiaries ("Amerihost") (the "Amerihost Purchase Price") in connection with the purchase of 30 hotels from Amerihost and an annual management fee equal to the product of 0.70% multiplied by the Amerihost Purchase Price (the "Amerihost Fee"). In connection with the consummation of a proposed merger (the "Merger") by PMC Commercial with Supertel Hospitality, Inc. ("Supertel"), PMC Advisers will earn a one time fee equal to the product of 1.0% multiplied by the dollar value of the number of PMC Commercial Common Shares issued to Supertel stockholders in connection with the Merger and PMC Advisers will earn an annual management fee of $200,000 plus 1.0% of the gross revenues (as defined in the master lease between PMC Commercial and the operators of the Supertel properties) up to and including $50,000,000 and 2.0% of gross revenues in excess of $50,000,000 (the "Supertel Fee"). In the event the investment management agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Amerihost Fee and the Supertel Fee for a period of five years from the termination date.

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

         As a result of several factors, the number and dollar volume of loans originated by First Western under the SBA 7(a) guaranteed loan program have decreased. The factors which contributed to this decrease included an increase in guarantee fees, increased competition for 7(a) loans, and more alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) program. Accordingly, premiums earned have been significantly reduced. For the six months ended June 30, 1998 and 1997, revenues generated by such loan sales were $527,000 and $1,229,000, respectively. Because of the above factors resulting in a trend of borrowers requesting fixed-rate financing, the Company believes that revenues generated from such loan sales will continue at present diminished levels for the foreseeable future. The Company has attempted to offset First Western's decreased revenues through emphasizing the Company's other lending activities. In addition, other revenue sources such as investment management income has been increasing.

         The current lower interest rate environment and increased lending competition have reduced the spread between the rate at which the Company lends funds and the cost of such funds. There can be no assurance that the Company will experience increased spreads in the foreseeable future. In some cases, the increased level of lending competition has resulted in advance rates and interest rates considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company has and will continue to adhere to its historical underwriting criteria and, as a result, certain loan origination opportunities have and will not be funded by the Company. In response to this competition, the Company is in the process of instituting a new lower fixed-rate lending program and has instituted the Prime Lending Program as described below. The interest rate on these loans (assuming no change in the prime rate) is lower than the Company has historically experienced and the results of the new lending programs (defined below) have, to date, not met the Company's initial expectations.

         Late in the fourth quarter of 1996 the Company began marketing a variable-rate lending program (the "Prime Lending Program") which is separate from the SBA 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program provides funds to refinance existing real estate secured commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. Several of the loans refinanced under this program were originally SBA 7(a) Program loans and some of these loan originations have refinanced First Western's loans. These loans have variable interest rates based on the Prime Rate.

         On loan prepayments, to the extent the loans were on a fixed-rate of interest, the Company received the immediate benefit of the prepayment charge, however, the proceeds from the prepayments were invested initially in temporary investments and have been reloaned or committed to be reloaned at lower rates, which has an adverse effect on the Company's future results of operations and may have an impact on its ability to maintain distributions at current levels. The impact of the lower lending rates is partially offset (based on current market conditions) by the reduced cost of the Company's borrowings.


         As a result of the general downward trend in interest rates and increased competition, the Company has experienced an increased rate in the repayment of its loans. For the six months ended June 30, 1998 and the year ended December 31, 1997, principal collections including prepayments (as an annualized percentage of the Company's total loan portfolio including serviced loans), were 27% and 23%, respectively, as compared to principal collections including prepayment percentages of 22% and 21%, respectively, for the six month period ended June 30, 1997 and the year ended December 31, 1996. The Company believes that the prepayments may continue at these accelerated levels in the near term.

         The Company's working capital requirements for loan originations, as well as holding borrowers advances and cash reserves for its completed securitizations or structured financings, require it to maintain temporary short-term investments. In order to minimize its short-term investment positions, the Company may enter into a bank warehouse facility and expects to more fully utilize its revolving credit facility to fund these working capital requirements.

         The Company receives other investment income from various sources including late fees, prepayment fees, construction monitoring and site visit fees. The net amount of other investment income earned during the six months ended June 30, 1998 and the year ended December 31,1997 was $483,000 and $504,000, respectively. The amount earned will vary based on volume of loans funded, volume of loans which prepay, the mix of loans (construction versus non-construction), the rate on loans originated (whether fixed or variable) as well as the general level of interest rates.

         Expenses primarily consist of interest expense and company overhead as described below. Expenses were 44% of total income during both the six months ended June 30, 1998 and the year ended December 31, 1997.

         Interest expense was $2,653,000 and $5,548,000 during the six months ended June 30, 1998 and the year ended December 31, 1997, respectively. Interest expense is primarily a result of (i) $35 million of unsecured notes with a weighted average interest rate of 7.4% and weighted average remaining maturity of 3.3 years as of June 30, 1998, and (ii) $39,790,000 of debentures due to the SBA as a result of borrowings made by the Company's SBIC subsidiaries, with a weighted average interest rate of approximately 6.7% and weighted average remaining maturity of 4.6 years as of June 30, 1998. At June 30, 1998, the Company had no borrowings outstanding pursuant to its revolving credit facility, and had availability of $15 million. Any borrowings thereunder would bear interest at a rate of either the lender's prime rate less 50 basis points or Libor plus 175 basis points, at the Company's option.

         Company overhead was $2,722,000 and $5,054,000 during the six months ended June 30, 1998 and the year ended December 31, 1997, respectively, and is comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The Company's operations are centralized in its Dallas, Texas headquarters. The Company presently has other marketing offices located in Atlanta, Georgia; and Phoenix, Arizona. The largest overhead expense is the salaries and related benefits which consist of salaries for the Company's officers and employees who provide for all of the Company's management, advisory, and portfolio functions, including marketing, servicing, accounting and portfolio analysis. Salaries and related benefits were 16% and 14%, respectively, of total income during the six months ended June 30, 1998 and the year ended December 31, 1997. It is anticipated that overhead will continue to increase as the Company's portfolio under management increases.

         General and administrative expenditures consist primarily of Texas franchise and other taxes, advertising and promotional expense, telephone services, corporate printing costs and general office expenses. General and administrative expenses were 3% of total income during both the six months ended June 30, 1998 and the year ended December 31, 1997. These costs are anticipated to increase in proportion to the growth of the Company's portfolio under management.

         Profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense (collectively the "Other Administrative Costs") aggregated $422,000 and $822,000 during the six months ended June 30, 1998 and the year ended December 31, 1997, respectively. The Other Administrative Costs were 3% of total income during both the six months ended June 30, 1998 and the year ended December 31, 1997, respectively. These costs are anticipated to increase in proportion to the increase in salaries and general administrative expense as a result of the anticipated growth of the Company's portfolio under management.



DIVIDENDS

         PMC Capital has historically paid out 100% of its investment company taxable income and not paid any return of capital. There are certain timing differences between book and tax income, most notably the recognition of commitment fees received. For tax purposes, those fees are recognized as income when received while for book purposes such fees have historically been deferred and recognized over the life of the loan. A portion of dividends paid during 1998 pertains to earnings in 1997 including the effect of the gain from a securitization and sale of certain loans originated by First Western completed in December 1997 (these amounts being the "Carry-Forward Amounts"). As a result of these timing differences and the Carry-Forward Amounts, the payment of dividends does not necessarily coincide with the Company's earnings. Based on current year's anticipated earnings and the anticipated utilization during the current year of substantially all of the Carry-Forward Amounts, it is expected that the current dividend of $0.325 per quarter may be reduced to reflect the anticipated taxable earnings of the Company during subsequent periods unless earnings increase.

CERTAIN ACCOUNTING CONSIDERATIONS

         Effective January 1, 1997, the Company adopted as required, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides for the accounting and reporting of transfers and servicing of financial assets based on a financial-components approach.

         The transfer of assets that qualify for sale treatment under SFAS No. 125 is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. The Company typically receives cash and retains the right to receive contractual servicing fees and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the interest-only strip receivable) in exchange for a portion of the loan, typically the guaranteed portion of an SBA 7(a) loan. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) the relative fair values of the servicing rights and (c) the interest-only strip receivable retained, constitutes the gain on sale.

         In accordance with SFAS No. 125, the servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets. The interest-only strip receivable is accounted for as an investment in debt securities classified as available for sale under SFAS No. 115. As of the date a securitization is completed, an asset is established and classified as an "interest-only strip receivable". This receivable is initially valued based on management's then current estimate of the anticipated discounted future cash flows retained by the Company related to the pool of securitized loans. The discount rate is a market rate based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction.

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

         In addition, on a quarterly basis, the Company measures the fair value of the interest-only strip receivables based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investments. During the six months ended June 30, 1998 and the year ended December 31, 1997, the Company recorded an unrealized gain of $5,000 and an unrealized loss of ($300,000), respectively. As of June 30, 1998 and December 31, 1997, the unrealized loss relating to the interest-only strip receivables was $295,000 and $300,000, respectively.

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

LEVERAGE

         Net income of the Company is effected by the spread between the rate at which it borrows funds and the rate at which it loans these funds. The portfolios of PMC Capital, Western Financial and PMIC have typically been long-term and have loans with both variable and fixed interest rates and the borrowed funds of these companies are typically long-term and at fixed interest rates. First Western originates variable-rate loans and has utilized equity capital of PMC Capital and through structured sale of its portfolio in 1994 and 1997 to obtain funds necessary to originate loans. If the yield on loans originated by the Company with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, the Company's cash flow will be reduced. During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield and the market price of the Common Stock. Most of the fixed-rate loans that the Company originates have prepayment penalties. If interest rates decline, the Company may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be reloaned or invested at lower rates, which may have an adverse effect on the Company's ability to maintain dividend distributions at existing levels. First Western's loans (all variable interest rate) based on SBA regulations do not have prepayment penalties.

         Since December 1994, the Company has relied upon its ability to aggregate and sell portions of its loan portfolio in the asset-backed securities market to generate cash proceeds for funding additional loans. Further, gains on sales generated by the Company's securitizations represented a material portion of the Company's revenues. Accordingly, adverse changes in the Company's "Asset-Backed Securities Program" or in the asset-backed securities market for the type of product generated by the Company could materially adversely affect the Company's ability to originate and securitize loans on a timely basis and upon terms reasonably favorable to the Company.

         The Company retains a substantial portion of the default and prepayment risk associated with the loan portfolio that is sells pursuant to the Asset-Backed Securities Program. A large component of the gain recognized on such sales and the corresponding asset recorded on the Company's balance sheet is an interest-only strip receivable which is based on the present value of estimated future excess cash flows which will be received by the Company from the securitized loans. Accordingly, the interest-only strip receivable is calculated on the basis of management's assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management's assumptions, possibly to a material degree. Prepayments on loans are commonly measured relative to a prepayment standard or model. The model used for purposes of determining future cash flows, the Constant Prepayment Rate ("CPR"), represents an assumed constant rate of prepayment per annum relative to the then outstanding principal balance of the pool of serviced loans. The CPR utilized is a prediction by management of the anticipated rate of prepayment of the loan pool which has been securitized.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

         Net income decreased by $170,000 from $6,793,000 during the six months ended June 30, 1997 to $6,623,000 during the six months ended June 30, 1998. The weighted average common shares outstanding increased by approximately 4% from 11,291,000 during the six months ended June 30, 1997 to 11,772,000 during the six months ended June 30, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan. The income for the six months ended June 30, 1998 includes the effect of the following, as more fully described below: (i) reduced interest income earned as a result of the sale by First Western of $22.8 million of loans in December 1997, (ii) reduced premium income, (iii) increased investment management fees and (iv) increased valuation reserves.

         Interest income increased by $101,000 (1%), from $8,155,000 for the six months ended June 30, 1997 to $8,256,000 for the six months ended June 30, 1998. This increase was primarily attributable to the loan originations in 1997 and during the first quarter of 1998 which exceeded the amount of loan prepayments, loan collections and the sale of $22.8 million of loans in December 1997. The average retained loan portfolio outstanding during the six months ended June 30, 1998 and 1997 was $130 million and $104 million, respectively, a 25% increase. Accordingly, interest income (not including the Partnership) on loans increased by $696,000, or 10%, from $7,220,000 during the six months ended June 30, 1997 to $7,916,000 during the six months ended June 30, 1998.

         During the six months ended June 1998, the Company earned a reduced amount of interest on short-term investments due to the funds received from the Structured Financing (net proceeds of approximately $37.5 million) increasing the average temporary investments outstanding during the six months ended June 30, 1997 by a greater amount than the securitized sale (net proceeds of approximately $20 million) increased the average temporary investments during the six months ended June 30, 1998. As a result, during the first half of 1998, average temporary investments outstanding were $16.6 million, a 56% decrease from $37.5 million during the first half of 1997. Accordingly, interest on temporary investments decreased by $595,000, or 64%, from $935,000 during the six months ended June 30, 1997 to $340,000 during the six months ended June 30, 1998.

         Premium income decreased by $702,000 (57%) from $1,229,000 for the six months ended June 30, 1997 to $527,000 for the six months ended June 30, 1998. This decrease was primarily attributable to an $8,128,000 (56%) decrease in the guaranteed portion of loans held for sale or sold (under the 7(a) Program) from $14,532,000 during the six months ended June 30, 1997 to $6,404,000 during the six months ended June 30, 1998. The premium income earned during the six months ended June 30, 1997 was $231,000 higher than the previous years comparable period.

         Other investment income, net, increased by $228,000 (89%) from $255,000 for the six months ended June 30, 1997 to $483,000 for the six months ended June 30, 1998. This increase was primarily attributable to an increase in prepayment fees received related to fixed-rate loans which were prepaid in full and forfeited commitment fees during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997.

         Equity in income (loss) of unconsolidated subsidiaries decreased by $154,000 (12%), from $1,329,000 during the six months ended June 30, 1997 to $1,175,000 during the six months ended June 30, 1998. The decrease is primarily due to the continued reduction in outstanding principal balance of loans in the Partnership. Accordingly, the interest earned on the Partnership assets is decreasing resulting in less net profits. The Partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the Notes issued by the Partnership. During the six months ended June 30, 1998 and 1997, the net income from the Partnership includes $252,000 and $78,000, respectively, in prepayment fees received on paid-off loans. Offsetting a portion of the Partnership income was the operations of PMC Funding which had a loss of $22,000 during the six months ended June 30, 1997 and a loss of $59,000 during the six months ended June 30, 1998.

         Other income, net, increased by $701,000 (64%) from $1,089,000 during the six months ended June 30, 1997 to $1,790,000 during the six months ended June 30, 1998. Other income increased during the six months ended June 30, 1998 primarily as a result of fee income earned as a result of investment management fees generated by PMC Advisers related to the completion of a structured financing by PMC Commercial (approximately $165,000) and fees related to the acquisition by PMC Commercial of the Amerihost hotel properties (approximately $466,000).

         Operating expenses, not including interest, increased by $178,000 (7%) from $2,501,000 during the six months ended June 30, 1997 to $2,679,000 during the six months ended June 30, 1998. This increase was a result of an increase in salaries and related benefits of $305,000 (18%) from $1,657,000 during the six months ended June 30, 1997, to $1,962,000 during the six months ended June 30, 1998. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in portfolio under management including the assets of PMC Commercial and the complexity of the financing transactions undertaken by the Company), a general increase in the level of salaries for employees during 1997 and 1998 and a decrease in the salaries and related benefits which were capitalized relating to loans closed during the six months ended June 30, 1998 as compared to the six months ended June 30, 1997. General and administrative costs decreased by $105,000 primarily as a result of (i) an increased level of advertising during the first quarter of 1997, and (ii) a decrease in Texas franchise tax expense during 1998.

         Interest expense decreased by $91,000 (3%) from $2,744,000 during the six months ended June 30, 1997 to $2,653,000 during the six months ended June 30, 1998. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million in SBA debentures during February 1997 and $1.5 million in February 1998.

         Realized and unrealized gain (loss) on investments increased from a loss of $19,000 during the six months ended June 30, 1997 to a loss of $233,000 during the six months ended June 30, 1998. The Company has a problem loan in Atlanta, GA (with an outstanding balance of approximately $800,000), the collateral of which has been identified to contain certain environmental contaminents. Prior to foreclosing on the property, the Company has been procuring studies to identify the extent of the environmental contamination, the potential remedies and the cost of the clean-up. Based on the analysis provided by environmental specialists, it appears that the net realized recoveries related to property would be approximately $450,000. Accordingly, the Company has established a $370,000 reserve against this loan as of June 30, 1998. During the six months ended June 30, 1998, the Company recorded $5,000 in unrealized gains relating to the interest-only strip receivables in accordance with SFAS No. 125. There were no comparable reserves during the six months ended June 30, 1997.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THE THREE MONTHS
ENDED JUNE 30, 1997

         Net income decreased by $195,000 from $3,526,000 during the three months ended June 30, 1997 to $3,331,000 during the three months ended June 30, 1998. The weighted average common shares outstanding increased by approximately 4% from 11,345,000 during the three months ended June 30, 1997 to 11,812,000 during the three months ended June 30, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan. The income for the three months ended June 30, 1998 includes the effect of the following, as more fully described below: (i) reduced interest income earned as a result of the sale by First Western of $22.8 million of loans in December 1997, (ii) reduced premium income, (iii) increased investment management fees and (iv) increased valuation reserves.

         Interest income decreased by $3,000, from $4,166,000 for the three months ended June 30, 1997 to $4,163,000 for the three months ended June 30, 1998. This constant level of interest income was primarily attributable to a reduction in interest rates on new originations which offset the increase in weighted average loans receivable related to loan originations in 1997 and during the first quarter of 1998 which exceeded the amount of loan prepayments, loan collections and the sale of $22.8 million of loans in December 1997. The average retained loan portfolio outstanding during the second quarter of 1998 and 1997 was $131.8 million and $108.9 million, respectively, a 21% increase. Accordingly, interest income (not including the Partnership) on loans increased by $249,000, or 7%, from $3,745,000 during the three months ended June 30, 1997 to $3,995,000 during the three months ended June 30, 1998.

         During the three months ended June 30, 1998, the Company earned a reduced amount of interest on short-term investments due to the funds received from the Structured Financing (net proceeds of approximately $37.5 million) increasing the average temporary investments outstanding during the three months ended June 30, 1997 by a greater amount than the securitized sale (net proceeds of approximately $20 million) increased the average temporary investments during the three months ended June 30, 1998. As a result, during the second quarter of 1998, average temporary investments outstanding were $14.8 million, a 52% decrease from $30.8 million during the second quarter of 1997. Accordingly, interest on temporary investments decreased by $252,000, or 60%, from $421,000 during the three months ended June 30, 1997 to $168,000 during the three months ended June 30, 1998.

         Premium income decreased by $449,000 (76%) from $587,000 for the three months ended June 30, 1997 to $138,000 for the three months ended June 30, 1998. This decrease was primarily attributable to a $3.8 million (55%) decrease in the guaranteed portion of loans held for sale or sold (under the SBA 7(a) Program) from $6.9 million during the three months ended June 30, 1997 to $3.1 million during the three months ended June 30, 1998. The premium income earned during the three months ended June 30, 1997 was $80,000 higher than the previous years comparable quarter.

         Other investment income, net, increased by $143,000 (84%) from $170,000 for the three months ended June 30, 1997 to $313,000 for the three months ended June 30, 1998. This increase was primarily attributable to an increase in prepayment fees received related to fixed-rate loans which were prepaid in full and forfeited commitment fees during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997.

         Equity in income (loss) of unconsolidated subsidiaries decreased by $62,000 (10%), from $649,000 during the three months ended June 30, 1997 to $587,000 during the three months ended June 30, 1998. The decrease is primarily due to the continued reduction in outstanding principal balance of loans in the Partnership. Accordingly, the interest earned on the Partnership assets is decreasing resulting in less net profits. The Partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the Notes issued by the Partnership. During the three months ended June 30, 1998 and 1997, the net income from the Partnership includes $154,000 and $10,000, respectively, in fees received on prepaid loans. Offsetting a portion of the Partnership income was the operations of PMC Funding which had a loss of $10,000 during the three months ended June 30, 1997 and a loss of $37,000 during the three months ended June 30, 1998.

         Other income, net, increased by $709,000 (134%) from $531,000 during the three months ended June 30, 1997 to $1,240,000 during the three months ended June 30, 1998. Other income increased during the three months ended June 30, 1998 primarily as a result of fee income earned as a result of investment management fees generated by PMC Advisers related to the completion of a structured financing by PMC Commercial (approximately $165,000) and fees related to the acquisition by PMC Commercial of the Amerihost hotel properties (approximately $466,000).

         Operating expenses, not including interest, increased by $86,000 (7%) from $1,246,000 during the three months ended June 30, 1997 to $1,332,000 during the three months ended June 30, 1998. This increase was a result of an increase in salaries and related benefits of $111,000 (13%) from $835,000 during the three months ended June 30, 1997, to $946,000 during the three months ended June 30, 1998. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in portfolio under management including the assets of PMC Commercial and the complexity of the financing transactions undertaken by the Company), a general increase in the level of salaries for employees during 1997 and 1998 and a decrease in the salaries and related benefits which were capitalized relating to loans closed during the three months ended June 30, 1998 as compared to the three months ended June 30, 1997. Rent expense decreased by $6,000 due to the cancellation of a lease. General and administrative costs decreased by $48,000 primarily as a result of a decrease in Texas franchise tax expense.

         Interest expense decreased by $48,000 (4%) from $1,369,000 during the three months ended June 30, 1997 to $1,321,000 during the three months ended June 30, 1998. The decrease was primarily attributable to the repayment at maturity of approximately $1.5 million in February 1998.

         Realized and unrealized gain (loss) on investments changed from a gain of $38,000 during the three months ended June 30, 1997 to a loss of $457,000 during the three months ended June 30, 1998. During the second quarter of 1998, the Company recorded $250,000 in unrealized losses relating to the interest-only strip receivables in accordance with SFAS No. 125. There were no comparable losses during the three months ended June 30, 1997. Additionally, the Company has a problem loan in Atlanta, GA (with an outstanding balance of approximately $800,000) the collateral of which has been identified to contain certain environmental contaminants. Prior to foreclosing on the property, the Company has been procuring studies to identify the extent of the environmental contamination, the potential remedies and the cost of the clean-up. Based on the analysis provided by environmental specialists, it appears the net realized recoveries related to the property would be approximately $450,000. Accordingly, the Company has established an increase of $250,000 in reserves against this loan during the three months ended June 30, 1998.

CASH FLOW ANALYSIS

         The Company generated $7,329,000 and $3,683,000 from operating activities during the six months ended June 30, 1998 and 1997, respectively. The increase of $3,647,000 (99%) was attributable to several factors including an increase in sources of funds from the change in other assets. During the six months ended June 30, 1998 and 1997, the Company used net cash of $13,000 and $4,082,000, respectively, from the change in operating assets and liabilities. Included in cash flows from operating activities is the lending activity of First Western relating to the government guaranteed portion of the SBA 7(a) Program loans originated which are sold into the secondary market ("Government

Guaranteed Lending"). During the six months ended June 30, 1998 and 1997, the Company had a net source of cash of $1,437,000 and $1,986,000, respectively, from Government Guaranteed Lending activities.

         The Company used $5,750,000 and $21,267,000 from investing activities during the six months ended June 30, 1998 and 1997, respectively. The Company decreased its use of funds for loans originated by $12,025,000 from $29,734,000 during the six months ended June 30, 1997 to $17,709,000 during the six months ended June 30, 1998. During the six months ended June 30, 1998 principal collected was $11,616,000 as compared to $6,067,000 during the six months ended June 30, 1997. This increase of $5,549,000 (91%) was primarily due to prepayments on larger principal balance loans during the six months ended June 30, 1998.

         The Company had a net use of $7,976,000 and $7,795,000 from financing activities during the six months ended June 30, 1998 and 1997, respectively. The use of funds decreased by $181,000 (2%). SBA debenture repayments decreased by $980,000 from $2,480,000 during the six months ended June 30, 1997 to $1,500,000 during the six months ended June 30, 1998 while dividends paid on common stock during the six months ended June 30, 1998 were $7,289,000 as compared to $6,542,000 during the six months ended June 30, 1997, an increase of $747,000 (11%).


LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans. The Company also uses funds to acquire loans from governmental agencies and/or their agents, for the payment of financing costs, dividends to shareholders, general and administrative expenses, capital expenditures, advances on loan liquidations and principal due on borrowing facilities. Approximately $3.2 million of the Company's SBA debentures was paid in full at maturity during 1997 and $1.5 million was paid in full at maturity in February 1998. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders (See "Dividends"). To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and borrowings under its credit facility, (ii) securitization and sale of a portion of the loan portfolio and/or
(iii) equity offerings. Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, the securitization and sale of its loan portfolio and the utilization of its short-term, uncollateralized revolving credit facility.

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

         Loan commitments outstanding at June 30, 1998 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $62.8 million. Of these commitments, $15.5 million were for loans partially guaranteed by the SBA of which approximately $13.3 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

         PMC has a $15 million uncollateralized revolving credit facility which expires in March 2000. At June 30, 1998, PMC had no outstanding borrowings under this credit facility Advances pursuant to the credit facility bear interest at the Company's option at either the lender's prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 150%. Although the Company did not have any balance outstanding on this credit facility at June 30, 1998, the Company was in compliance with all covenants of this facility.

         Due to changes in the SBIC program increasing the cost and availability of SBA debentures and preferred stock, the Company has utilized other sources of funds to expand its loan portfolio. The cost and terms of these other sources of funds are not as favorable as those historically achieved on SBA debentures and SSBIC preferred stock; however, the Company has been able to issue debt through private placement of notes and generate working capital through securitization and sale of a portion of its portfolio. Since additional funds are required in order to meet the Company's current outstanding commitments, the Company is in the process of structuring a collateralized financing of its variable- rate loans primarily originated as part of the Prime Lending Program. There can be no assurance that a securitization or structured financing will be completed or, if completed, will be on the terms attained on similar transactions completed by the Company. If additional funds are required, the Company will attempt to either issue additional structured financings, unsecured notes and/or privately or publicly raise equity. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the foreseeable future.

         PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.


RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio, dividends and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and in most instances are identified through the use of words such as "anticipates," "expects," and "should". Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


                                     ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                                     PART II
                                OTHER INFORMATION


ITEM 4.       Submission of Matters to a Vote of Security Holders

              At the Company's Annual Meeting of Shareholders held on May 10, 1998, the following members were re-elected to the Board of
              Directors:

                  Irvin M. Borish
                  Thomas Hamill
                  Barry A. Imber

              Other members of the Board of Directors are as follows:

                  Fredric M. Rosemore
                  Andrew S. Rosemore
                  Lance B. Rosemore
                  Martha R. Greenberg
                  Robert Diamond
                  Lee Ruwitch

              The following proposal was approved at the Company's Annual
Meeting:

                                                                                                     Abstentions
                                                                       Affirmation      Negative      and Broker
                                                                          Votes           Votes       Non-Votes
                                                                       -----------      --------     -----------
         1.    To ratify the appointment of PricewaterhouseCoopers
               LLP as the independent public accountants of the          8,511,246        15,285        103,654
               Company


ITEM 6.        Exhibits and Reports on Form 8-K

                  A.  Exhibits
                      27.1  Financial Data Schedule

                  B.  Forms 8-K
                         No reports on Form 8-K were filed during the quarter
ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     PMC Capital, Inc.

     Date:        8/13/98                    \s\ Lance B. Rosemore
          -------------------------          -------------------------------
                                             Lance B. Rosemore
                                             President


     Date:       8/13/98                     \s\ Barry N. Berlin
          -------------------------          -------------------------------
                                             Barry N. Berlin
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
 NUMBER                        DESCRIPTION
 ------                        -----------
  27.1                         Financial Data Schedule