Form 10-Q
period 1998-09-30
PMC CAPITAL INC
filed 1998-11-16
CIK 722571

                                  FORM 10-Q

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 1998
                                                ------------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from             to
                                                ----------      ----------

                 Commission File Number   811-3780
                                          --------

                               PMC CAPITAL, INC.
                               -----------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                                     59-2338439
  -------------------------                               -----------------------------------
(State or other jurisdiction                              (I.R.S. Employer Identification No.)
of incorporation or organization)

 17290 Preston Road, 3rd Floor, Dallas, TX 75252                   (972) 349-3200
--------------------------------------------------          -------------------------------
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

As of November 1, 1998, Registrant had outstanding 11,829,116 shares of Common Stock, par value $.01 per share.

                       PMC CAPITAL, INC. AND SUBSIDIARIES



                                     INDEX


PART I.  Financial Information                                                  PAGE NO.
                                                                                --------
         Item 1.  Financial Statements

                  Consolidated Balance Sheets -
                   September 30, 1998 (Unaudited) and December 31, 1997            2

                  Consolidated Statements of Income (Unaudited) -
                   Nine months Ended September 30, 1998 and 1997                   3
                   Three Months Ended September 30, 1998 and 1997                  4

                  Consolidated Statements of Cash Flows (Unaudited) -
                   Nine months Ended September 30, 1998 and 1997                   5

                  Notes to Consolidated Financial Statements (Unaudited)           6

         Item 2.  Management's Discussion and Analysis of
                   Results of Operations and Financial Condition                  10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk      20

PART II. Other Information


         Item 4.  Submission of Matters to a Vote of Security Holders             21

         Item 6.  Exhibits and Reports on Form 8-K                                21

                                     PART I

                             FINANCIAL INFORMATION

                                    ITEM 1.

                              FINANCIAL STATEMENTS

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                              SEPTEMBER 30,     DECEMBER 31,
                                                                                  1998              1997
                                                                             --------------    --------------
                                                                               (UNAUDITED)
                                  ASSETS
INVESTMENTS AT VALUE:
  Loans receivable, net ..................................................   $      140,124    $      127,240
  Cash equivalents .......................................................            3,215            17,237
  Investment in unconsolidated subsidiaries ..............................            8,009             7,797
  Interest-only strip receivables ........................................            3,021             3,708
  Restricted investments .................................................            2,800             2,798
  Real property owned ....................................................               45               296
                                                                             --------------    --------------

TOTAL INVESTMENTS AT VALUE ...............................................          157,214           159,076
                                                                             --------------    --------------

OTHER ASSETS:
  Receivable for loans sold ..............................................              775             1,346
  Due from unconsolidated subsidiaries ...................................            1,828             1,302
  Servicing asset ........................................................            1,330             1,607
  Deferred charges, deposits and other assets ............................            1,061             1,398
  Accrued interest receivable ............................................              653               608
  Cash ...................................................................              247               265
  Property and equipment, net ............................................              199               237
                                                                             --------------    --------------

TOTAL OTHER ASSETS .......................................................            6,093             6,763
                                                                             --------------    --------------

TOTAL ASSETS .............................................................   $      163,307    $      165,839
                                                                             ==============    ==============

                   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  SBA debentures payable .................................................   $       39,790    $       41,290
  Notes payable ..........................................................           35,000            35,000
  Accounts payable .......................................................            2,278             3,269
  Dividends payable ......................................................            3,907             4,018
  Borrower advances ......................................................            1,251             1,678
  Accrued interest payable ...............................................              891             1,316
  Due to unconsolidated subsidiaries .....................................              428               279
  Deferred fee revenue ...................................................              720               571
  Other liabilities ......................................................              740             1,252
                                                                             --------------    --------------

TOTAL LIABILITIES ........................................................           85,005            88,673
                                                                             --------------    --------------

Commitments and contingencies

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY .................................            7,000             7,000
                                                                             --------------    --------------

SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares of $.01 par value,
       11,829,000 and 11,631,000 shares issued and outstanding
       at September 30, 1998 and December 31, 1997, respectively .........              118               116
  Additional paid-in capital .............................................           71,310            68,555
  Undistributed net operating income .....................................              654             2,289
  Net unrealized depreciation on investments .............................             (780)             (794)
                                                                             --------------    --------------

                                                                                     71,302            70,166
                                                                             --------------    --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...............................   $      163,307    $      165,839
                                                                             ==============    ==============

NET ASSET VALUE PER COMMON SHARE .........................................   $         6.03    $         6.03
                                                                             ==============    ==============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                               1998              1997
                                                                         --------------    --------------
                                                                                    (UNAUDITED)
INVESTMENT INCOME:
  Interest ...........................................................   $       12,499    $       12,633
  Premium income .....................................................              762             1,467
  Other investment income, net .......................................              607               390
                                                                         --------------    --------------

Total investment income ..............................................           13,868            14,490

Equity in income of unconsolidated subsidiaries, net .................            1,883             1,963
Other income, net ....................................................            2,529             1,686
                                                                         --------------    --------------

Total income .........................................................           18,280            18,139
                                                                         --------------    --------------

EXPENSES:
  Interest ...........................................................            3,993             4,120
  Salaries and related benefits ......................................            2,885             2,490
  General and administrative .........................................              570               670
  Profit sharing plan ................................................              153               115
  Rent ...............................................................              181               184
  Legal and accounting ...............................................              153               149
  Small Business Administration fees .................................               70                86
  Directors and shareholders expense .................................               50                42
                                                                         --------------    --------------

Total expenses .......................................................            8,055             7,856
                                                                         --------------    --------------


Net  operating income ................................................           10,225            10,283
                                                                         --------------    --------------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off ................................................             (157)             (153)
    Change in unrealized appreciation
      (depreciation) on investments ..................................               14               114
                                                                         --------------    --------------

Total realized and unrealized gain (loss) on investments .............             (143)              (39)
                                                                         --------------    --------------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS .........................................   $       10,082    $       10,244
                                                                         ==============    ==============


PREFERRED DIVIDENDS ..................................................   $          188    $          188
                                                                         ==============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ...........................           11,791            11,345
                                                                         ==============    ==============

BASIC AND DILUTED EARNINGS PER COMMON SHARE ..........................   $         0.84    $         0.89
                                                                         ==============    ==============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS ENDED SEPTEMBER 30,
                                                                         --------------------------------
                                                                              1998              1997
                                                                         --------------    --------------
                                                                                    (UNAUDITED)
INVESTMENT INCOME:
  Interest ...........................................................   $        4,243    $        4,478
  Premium income .....................................................              235               238
  Other investment income, net .......................................              124               135
                                                                         --------------    --------------

Total investment income ..............................................            4,602             4,851

Equity in income of unconsolidated subsidiaries, net .................              708               634
Other income, net ....................................................              739               597
                                                                         --------------    --------------

Total income .........................................................            6,049             6,082
                                                                         --------------    --------------

EXPENSES:
  Interest ...........................................................            1,340             1,376
  Salaries and related benefits ......................................              923               833
  General and administrative .........................................              232               227
  Profit sharing plan ................................................               75                37
  Rent ...............................................................               63                62
  Legal and accounting ...............................................               19                35
  Small Business Administration fees .................................               21                33
  Directors and shareholders expense .................................                7                 8
                                                                         --------------    --------------

Total expenses .......................................................            2,680             2,611
                                                                         --------------    --------------


Net  operating income ................................................            3,369             3,471
                                                                         --------------    --------------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off ................................................              (46)              (82)
    Change in unrealized appreciation
      (depreciation) on investments ..................................              136                62
                                                                         --------------    --------------

Total realized and unrealized gain (loss) on investments .............               90               (20)
                                                                         --------------    --------------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS .........................................   $        3,459    $        3,451
                                                                         ==============    ==============


PREFERRED DIVIDENDS ..................................................   $           63    $           63
                                                                         ==============    ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ...........................           11,828            11,452
                                                                         ==============    ==============

BASIC AND DILUTED EARNINGS PER COMMON SHARE ..........................   $         0.29    $         0.30
                                                                         ==============    ==============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)


                                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                                             --------------------------------
                                                                                                  1998               1997
                                                                                             --------------    --------------
                                                                                                         (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments ............   $       10,082    $       10,244
  Adjustments to reconcile net operating income and realized and unrealized gain
    (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale ......................................................           (6,349)          (15,725)
        Proceeds from sale of guaranteed loans ...........................................            8,881            18,782
        Change in unrealized depreciation on investments and loans written-off ...........              143               295
        Unrealized premium income, net ...................................................             --                (188)
        Depreciation and amortization ....................................................              996             1,055
        Accretion of loan discount and deferred fees .....................................             (822)           (1,208)
        Deferred fees collected ..........................................................              178               740
        (Gain) loss on sale of assets ....................................................               (3)               (4)
        Equity in income of unconsolidated subsidiaries, net .............................           (1,883)           (1,963)
        Net change in operating assets and liabilities:
            Accrued interest receivable ..................................................              (46)             (166)
            Other assets .................................................................              358              (439)
            Accrued interest payable .....................................................             (425)             (533)
            Borrower advances ............................................................             (428)             (286)
            Other liabilities ............................................................           (1,503)           (2,743)
                                                                                             --------------    --------------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................            9,179             7,861
                                                                                             --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded ...........................................................................          (33,214)          (47,525)
  Principal collected and other adjustments ..............................................           18,514             6,884
  Proceeds from interest-only strip receivables ..........................................              618               486
  Purchase of furniture and fixtures and other assets ....................................              (54)             (133)
  Proceeds from sale of assets ...........................................................              179               107
  Proceeds from partnership distributions ................................................            1,722             2,583
  Investment in subsidiary ...............................................................              (50)             --
  Release of (investment in) restricted investments ......................................               (2)             (294)
                                                                                             --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES ....................................................          (12,287)          (37,892)
                                                                                             --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ................................................            2,257             3,731
   Proceeds from revolving credit facility ...............................................             --               1,000
   Payment of dividends on common stock ..................................................          (11,128)           (9,826)
   Payment of dividends on preferred stock ...............................................             (183)             (190)
   Payment of SBA debentures .............................................................           (1,500)           (3,280)
   Advances to unconsolidated affiliates, net ............................................             (378)             (781)
                                                                                             --------------    --------------
NET CASH USED IN FINANCING ACTIVITIES ....................................................          (10,932)           (9,346)
                                                                                             --------------    --------------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................................          (14,040)          (39,377)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................           17,502            50,017
                                                                                             --------------    --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................   $        3,462    $       10,640
                                                                                             ==============    ==============

SUPPLEMENTAL DISCLOSURE:
   Interest paid .........................................................................   $        4,385    $        4,653
                                                                                             ==============    ==============

   Dividends reinvested ..................................................................   $          499    $          711
                                                                                             ==============    ==============

   Reclassification from loans receivable to real property owned .........................   $           45    $          292
                                                                                             ==============    ==============

   Loans to facilitate sale of real property owned .......................................   $          122    $         --
                                                                                             ==============    ==============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   INTERIM FINANCIAL STATEMENTS:

The accompanying consolidated balance sheet of PMC Capital, Inc. ("PMC" or "PMC Capital") and its wholly-owned regulated investment company subsidiaries (collectively with PMC, the "Company") as of September 30, 1998 and the consolidated statements of income for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998
and 1997 have not been audited by independent accountants.   In the opinion of
the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 1998, the results of operations for the three and nine months ended September 30, 1998 and 1997, and the cash flows for the nine months ended September 30, 1998 and 1997. These adjustments are of a normal recurring nature.

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

The results for the three and nine months ended September 30, 1998 are not necessarily indicative of future financial results.

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

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.   BASIS FOR CONSOLIDATION: (CONTINUED)

to provide long-term collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMIC are either fixed-rate or a variable rate which is based on a the prime lending rate as published in the Wall Street Journal (the "Prime Rate"). As an SSBIC, PMIC is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate was reduced through an SBA subsidy by 3% during the first five years such debt was outstanding). The SBA subsidy is no longer available for new debt issuances under the SSBIC program.

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

PMC originates loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by PMC's subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the 7(a) Program or SBIC programs.

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

NOTE 5.   DIVIDENDS PAID AND DECLARED:

In January 1998, the Company paid $0.340 per share in dividends to common shareholders of record on December 31, 1997 which included a special dividend of $0.02 per common share. In April 1998, July 1998 and October 1998, the Company paid quarterly dividends of $0.325 per share.

NOTE 6.   PMC CAPITAL LIMITED PARTNERSHIP:

As described in Note 3, the accounts of the Partnership are accounted for by the equity method of accounting in conformity with Federal securities law. During the nine months ended September 30, 1998 and 1997, the Partnership

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.   PMC CAPITAL LIMITED PARTNERSHIP: (CONTINUED)

had $3,183,000 and $3,871,000 in gross revenue, respectively, and net operating income of $1,856,000 and $2,001,000, respectively.

NOTE 7.   CONDENSED COMBINED FINANCIAL STATEMENTS:

As described in Note 3, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding, the Partnership, PMC Capital Corp. and PMC Trust 1996-A (the "Unconsolidated Entities") are accounted for by the equity method of accounting in conformity with Federal securities law. The following are the condensed combined balance sheets as of September 30, 1998 and December 31, 1997 and the condensed combined statement of income for the three and nine months ended September 30, 1998 and 1997 for the Company and the Unconsolidated Entities.

                       CONDENSED COMBINED BALANCE SHEETS
                                  (Unaudited)

                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                  1998                 1997
                                                                              -------------         ------------
                                                                                        (IN THOUSANDS)
         ASSETS
         Investments at value:
             Loans receivable, net  . . . . . . . . . . . . . . . . .          $ 163,255            $ 161,215
             Cash equivalents   . . . . . . . . . . . . . . . . . . .              3,254               17,272
             Interest-only strip receivable . . . . . . . . . . . . .              3,021                3,708
             Restricted investments and real property owned . . . . .              8,739                5,780
                                                                               ---------            ---------
                                                                                 178,269              187,975
         Other assets . . . . . . . . . . . . . . . . . . . . . . . .              5,820                6,931
                                                                               ---------            ---------
                Total assets  . . . . . . . . . . . . . . . . . . . .          $ 184,089            $ 194,906
                                                                               =========            =========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         LIABILITIES:
             SBA debentures payable . . . . . . . . . . . . . . . . .         $   39,790            $  41,290
             Notes payable  . . . . . . . . . . . . . . . . . . . . .             52,817               64,007
             Other liabilities  . . . . . . . . . . . . . . . . . . .             13,180               12,443
                                                                               ---------            ---------
                                                                                 105,787              117,740
                                                                               ---------            ---------
             Cumulative preferred stock of subsidiary . . . . . . . .              7,000                7,000
                                                                               ---------            ---------

         SHAREHOLDERS' EQUITY:
             Common Stock . . . . . . . . . . . . . . . . . . . . . .                118                  116
             Additional paid-in capital . . . . . . . . . . . . . . .             71,310               68,555
             Undistributed net operating income . . . . . . . . . . .                654                2,289
             Net unrealized depreciation on investments . . . . . . .               (780)                (794)
                                                                               ---------            ---------
                                                                                  71,302               70,166
                                                                               ---------            ---------
                Total liabilities and shareholders' equity  . . . . .          $ 184,089            $ 194,906
                                                                               =========            =========


                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7.   CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                   CONDENSED COMBINED STATEMENTS OF INCOME

                                                  NINE MONTHS ENDED      THREE MONTHS ENDED
                                                     SEPTEMBER 30,          SEPTEMBER 30,
                                                 --------------------    -------------------
                                                   1998        1997        1998      1997
                                                 --------    --------    --------   --------
                                                         (Unaudited, in thousands)

INCOME:
     Investment income .......................   $ 17,052    $ 18,335    $  5,613   $  6,055
     Other income, net .......................      2,557       1,792         745        662
                                                 --------    --------    --------   --------
            Total income .....................     19,609      20,127       6,358      6,717
                                                 --------    --------    --------   --------
EXPENSES:
     Interest ................................      5,240       5,903       1,700      1,896

     Salaries and related benefits ...........      2,885       2,290         923        833

     General and administrative
          expenses ...........................        652         874         181        341

     Other ...................................        607         577         185        176
                                                 --------    --------    --------   --------
         Total expenses ......................      9,384       9,844       2,989      3,246
                                                 --------    --------    --------   --------
Net operating income .........................     10,225      10,283       3,369      3,471

Realized and unrealized gain (loss) on
          investments ........................       (143)        (39)         90        (20)
                                                 --------    --------    --------   --------
NET OPERATING INCOME AND REALIZED AND
         UNREALIZED GAIN (LOSS) ON INVESTMENTS   $ 10,082    $ 10,244    $  3,459   $  3,451
                                                 ========    ========    ========   ========


NOTE 8.    EARNINGS PER COMMON SHARE COMPUTATIONS:

The computations of basic earnings per common share are based on the weighted average number of shares outstanding of the Company. For the purposes of determining the diluted earnings per share, there was no change in the weighted average shares outstanding for the effect of stock options during the three and nine months ended September 30, 1998 since the stock options were anti-dilutive. The Company did not issue any stock options prior to June 1997. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMIC. Preferred stock dividend requirements were approximately $63,000 during each of the three months ended September 30, 1998 and 1997 and $188,000 during each of the nine months ended September 30, 1998 and 1997, respectively. The weighted average number of shares used in the computations of basic earnings per common share were 11.8 million and 11.5 million shares for the three months ended September 30, 1998 and 1997, respectively, and 11.8 million and 11.3 million shares during the nine months ended September 30, 1998 and 1997, respectively.

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

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                     PART I
                             FINANCIAL INFORMATION

                                    ITEM 2.
         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

GENERAL

The Company's operations include originating and servicing commercial loans for its own account as well as operating as an investment manager to evaluate properties and loans and service loans and lease contracts under a fee arrangement for PMC Commercial. The Company sells the guaranteed portion of its loans originated under the SBA 7(a) Program. In addition, during November 1996, the Company securitized a portion of its fixed-rate portfolio as part of the Structured Financing as an additional source of working capital and in December 1997 sold the unguaranteed portion of its loans originated under the SBA 7(a) Program as part of a securitization and sale. Historically, the Company has retained servicing and residual interests in all loans sold.

         The Company's revenue sources include the following:

         o Interest earned on commercial loans originated and retained including the effect of commitment fees collected at the inception of the loan.
         o   Management fee income from the management of PMC Commercial.
         o An equity interest in the income of non-investment company subsidiaries.
         o Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market
         o   Interest earned on temporary (short-term) investments.
         o Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.

         The following table sets forth information concerning the aggregate gross loans funded by the Company:

                                        NINE MONTHS                THREE MONTHS          YEARS ENDED
                                      ENDED SEPT. 30,             ENDED SEPT. 30,         DECEMBER 31,
                                    ------------------         --------------------    -----------------
COMPANY                              1998        1997           1998          1997      1997       1996
-------                             ------      ------         ------        ------    ------     ------
                                                                 (IN MILLIONS)
PMIC  . . . . . . . . . . . . .     $ 11.4     $ 14.5         $  4.9        $  4.3     $ 24.1     $ 19.3
Western Financial . . . . . . .       10.5        9.1            3.4           5.8       12.9        7.5
First Western . . . . . . . . .        8.6       22.5            2.0           4.6       29.5       29.2
PMC Capital   . . . . . . . . .        9.1       17.1            6.6           6.3       19.9       14.2
                                    ------     ------         ------         ------    ------     ------
         Total  . . . . . . . .     $ 39.6     $ 63.2         $ 16.9         $ 21.0    $ 86.4     $ 70.2
                                    ======     ======         ======         ======    ======     ======

         In 1993, the Company organized PMC Advisers which, either directly or through its wholly-owned subsidiary, has acted as the investment manager for PMC Commercial since the completion of PMC Commercial's initial public offering in December 1993. During the nine months ended September 30, 1998 and the year ended December 31,1997, PMC Advisers and its wholly-owned subsidiary earned management fees from PMC Commercial of approximately $2,078,000 and $1,600,000, respectively. The fees during the nine months ended September 30, 1998 includes fees earned related to the structured financing and property acquisitions by PMC Commercial.

         PMC Advisers earns fees pursuant to an investment management agreement entered into during June 1998 with PMC Commercial relating to property acquisitions by PMC Commercial (the "Property Management Agreement"). The Property Management Agreement provides for a one time fee of 0.75% of the purchase price paid by PMC Commercial to Amerihost Properties, Inc. and its subsidiaries ("Amerihost") (the "Amerihost Purchase Price") in connection with the purchase of hotels from Amerihost and an annual management fee equal to the product of 0.70% multiplied by the

Amerihost Purchase Price (the "Amerihost Fee").   In the event the Property
Management Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Amerihost Fee for a period of five years from the termination date. As a result of the cancellation of the proposed merger (the "Merger") by PMC Commercial with Supertel Hospitality, Inc. ("Supertel"), PMC Advisers will earn no fee related to the Merger.

         The Company also earns income through its equity ownership in the Unconsolidated Subsidiaries, primarily the Partnership. In November 1996 the Partnership completed the Structured Financing through the private placement of approximately $40.7 million of Notes which were issued at par and bear interest at a rate of 6.725%. The Notes were originally collateralized by approximately $45.7 million of loans contributed to the Partnership by PMC Capital. The net proceeds of the issuance of the Notes, approximately $37.5 million, were distributed to PMC Capital and were used to originate additional loans. The differential between the interest received on the collateralized loans (originally $45.7 million at an average yield of 11.5%) and the interest paid on the Notes (originally $40.7 million at 6.725%), less any loan losses and amortization of transaction fees, contributes to the revenues of PMC Capital.

         As a result of several factors, the number and dollar volume of loans originated by First Western under the SBA 7(a) Program have decreased. The factors which contributed to this decrease included an increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) Program, increased competition for SBA 7(a) Program loans, and an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) Program. Accordingly, premiums earned have been significantly reduced. For the nine months ended September 30, 1998 and 1997, revenues generated by such loan sales were $762,000 and $1,467,000, respectively. Because of the above factors and an increase in the number of borrowers requesting fixed-rate financing, the Company believes that revenues generated from the sales of the guaranteed portion of the SBA 7 (a) Program loans will continue at present diminished levels for the foreseeable future. The Company has attempted to offset First Western's decreased revenues through emphasizing the Company's other lending activities and offering lower fixed interest rates . In addition, other revenue sources such as investment management income have been increasing.

         The current lower interest rate environment and increased lending competition have reduced the spread between the rate at which the Company lends
funds and the cost of such funds.   There can be no assurance that the Company
will experience increased spreads in the foreseeable future. In some cases, the increased level of lending competition has resulted in advance rates and interest rates considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company has and will continue to adhere to its historical underwriting criteria and, as a result, certain loan origination opportunities have and will not be funded by the Company. In response to this competition, the Company is in the process of instituting a new lower fixed-rate lending program and has instituted the Prime Lending Program as described below. The interest rate on these loans (assuming no change in the prime rate) is lower than the Company has historically experienced and the results of the new lending programs (defined below) have, to date, while beneficial have not met the Company's initial expectations.

         Late in the fourth quarter of 1996 the Company began marketing a variable interest rate lending program based on the Prime Rate, (the "Prime Lending Program") which is separate from the SBA 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program provides funds to refinance existing real estate secured commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. Several of the loans refinanced under this program were originally SBA 7(a) Program loans and some of these loan originations have refinanced First Western's loans.

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

         As a result of the general downward trend in interest rates and increased competition, the Company has experienced an increased rate in the repayment of its loans. For the nine months ended September 30, 1998 and the year ended December 31, 1997, principal collections including prepayments (as an annualized percentage of the Company's total loan portfolio including serviced loans), were 27% and 23%, respectively, as compared to principal collections including prepayment percentages of 22% and 21%, respectively, for the nine month period ended September 30, 1997 and the year ended December 31, 1996. The Company believes that the prepayments may continue at accelerated levels in the near term, however, as a result of recent changes in the market place, the pace of repayment activity is anticipated to decrease.

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

         The Company receives other investment income from various sources including late fees, prepayment fees, construction monitoring and site visit fees. The net amount of other investment income earned during the nine months ended September 30, 1998 and the year ended December 31,1997 was $607,000 and $504,000, respectively. The amount earned will vary based on volume of loans funded, the timing and amount of financings, volume of loans which prepay, the mix of loans (construction versus non-construction), the rate on loans originated (whether fixed or variable) as well as the general level of interest rates.

         Expenses primarily consist of interest expense and company overhead as described below. Expenses were 44% of total income during both the nine months ended September 30, 1998 and the year ended December 31, 1997.

         Interest expense was $3,993,000 and $5,548,000 during the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. Interest expense is primarily a result of (i) $35 million of unsecured notes with a weighted average interest rate of 7.4% and weighted average remaining maturity of 3.0 years as of September 30, 1998, and (ii) $39,790,000 of debentures due to the SBA as a result of borrowings made by the Company's SBIC subsidiaries, with a weighted average interest rate of approximately 6.7% and weighted average remaining maturity of 4.3 years as of September 30, 1998. At September 30, 1998, the Company had no borrowings outstanding pursuant to its revolving credit facility, and had availability of $15 million. Any borrowings thereunder would bear interest at a rate at the Company's option of either the lender's prime rate less 50 basis points or Libor plus 175 basis points.

         Company overhead was $4,061,000 and $5,054,000 during the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively, and is comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The Company's operations are centralized in its Dallas, Texas headquarters. The Company presently has other marketing offices located in Atlanta, Georgia and Phoenix, Arizona. The largest overhead expense is the salaries and related benefits which consist of salaries for the Company's officers and employees who provide for all of the Company's management, advisory, and portfolio functions, including marketing, servicing, accounting and portfolio analysis. Salaries and related benefits were 16% and 14%, respectively, of total income during the nine months ended September 30, 1998 and the year ended December 31, 1997. It is anticipated that overhead will continue to increase as the Company's assets under management increases.

         General and administrative expenditures consist primarily of Texas franchise and other taxes, advertising and promotional expense, telephone services, corporate printing costs and general office expenses. General and administrative expenses were 3% of total income during both the nine months ended September 30, 1998 and the year ended December 31, 1997. These costs are anticipated to increase in proportion to the growth of the Company's assets under management.

         Profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense (collectively the "Other Administrative Costs") aggregated $608,000 and $822,000 during the nine months ended September
30, 1998 and the year ended December 31, 1997, respectively.   The Other
Administrative Costs were 3% of total income during both the nine months ended September 30, 1998 and the year ended December 31, 1997, respectively. These costs are anticipated to increase in proportion to the increase in salaries and general administrative expense as a result of the anticipated growth of the Company's assets under management.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

         Net income decreased by $162,000 from $10,244,000 during the nine months ended September 30, 1997 to $10,082,000 during the nine months ended September 30, 1998. The weighted average common shares outstanding increased by approximately 4% from 11,345,000 during the nine months ended September 30, 1997 to 11,791,000 during the nine months ended September 30, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan. The income for the nine months ended September 30, 1998 includes the effect of the following, as more fully described below: (i) reduced interest income earned as a result of the sale by First Western of $22.8 million of loans in December 1997 and a general decline in the interest rate on outstanding loans,
(ii) reduced premium income, (iii) increased investment management fees and
(iv) changes in valuation reserves.

         Interest income decreased by $134,000 (1%), from $12,633,000 for the nine months ended September 30, 1997 to $12,499,000 for the nine months ended September 30, 1998. This decrease was primarily attributable to a decrease in interest on temporary investments and the continued decline in interest rates on new loan originations. These factors more than offset the 21% increase in average retained loan portfolio outstanding from $110 million during the nine months ended September 30, 1997 to $133 million during the nine months ended
September 30, 1997.   Accordingly, interest income (not including the
Partnership) on loans increased by $601,000, or 5%, from $11,452,000 during the nine months ended September 30, 1997 to $12,053,000 during the nine months ended September 30, 1998.

         During the nine months ended September 30, 1998, the Company earned a reduced amount of interest on short-term investments due to the funds received from the Structured Financing (net proceeds of approximately $37.5 million) increasing the average temporary investments outstanding during the nine months ended September 30, 1997 by a greater amount than the securitized sale (net proceeds of approximately $20 million) increased the average temporary investments during the nine months ended September 30, 1998. As a result, during the nine months ended September 30, 1998, average temporary investments outstanding were $13.9 million, a 55% decrease from $31.1 million during the nine months ended September 30, 1997. Accordingly, interest on temporary investments decreased by $735,000, or 62%, from $1,181,000 during the nine months ended September 30, 1997 to $446,000 during the nine months ended September 30, 1998.

         Premium income decreased by $705,000 (48%) from $1,467,000 for the nine months ended September 30, 1997 to $762,000 for the nine months ended September 30, 1998. This decrease was primarily attributable to a $9,901,000 (53%) decrease in the guaranteed portion of loans held for sale or sold (under the 7(a) Program) from $18,782,000 during the nine months ended September 30, 1997 to $8,881,000 during the nine months ended September 30, 1998.

         Other investment income, net, increased by $217,000 (56%) from $390,000 for the nine months ended September 30, 1997 to $607,000 for the nine months ended September 30, 1998. This increase was primarily attributable to an increase in prepayment fees received and recognition of discount related to fixed-rate loans which were prepaid in full and forfeited commitment fees during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997.

         Equity in income (loss) of unconsolidated subsidiaries decreased by $80,000 (4%), from $1,963,000 during the nine months ended September 30, 1997 to $1,883,000 during the nine months ended September 30, 1998. The Partnership had net income of $1,856,000 and $2,001,000 during the nine months ended September 30, 1998 and 1997, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans in the Partnership. Accordingly, the interest earned on the Partnership assets is decreasing resulting in less net profits. The Partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the Notes issued by the Partnership. During the nine months ended September 30, 1998 and 1997, the net income from the Partnership includes $379,000 and $146,000, respectively, in prepayment fees received on paid-off loans. Also included in equity in income of unconsolidated subsidiaries is the net income of PMC Advisers of $108,000 during the nine months ended September 30, 1998 and the operations of PMC Funding which had a loss of $38,000 during the nine months ended September 30, 1997 and a loss of $81,000 during the nine months ended September 30, 1998.

         Other income, net, increased by $843,000 (50%) from $1,686,000 during the nine months ended September 30, 1997 to $2,529,000 during the nine months ended September 30, 1998. Other income increased during the nine months ended September 30, 1998 primarily as a result of fee income earned as a result of investment management fees generated by PMC Advisers related to the completion of a structured financing by PMC Commercial (approximately $165,000) and fees related to the acquisition by PMC Commercial of the Amerihost hotel properties (approximately $466,000).

         Operating expenses, not including interest, increased by $326,000 (9%) from $3,736,000 during the nine months ended September 30, 1997 to $4,062,000 during the nine months ended September 30, 1998. This increase was a result of an increase in salaries and related benefits of $395,000 (16%) from $2,490,000 during the nine months ended September 30, 1997, to $2,885,000 during the nine months ended September 30, 1998. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in assets under management including the assets of PMC Commercial and the complexity of the financing transactions undertaken by the Company), a general increase in the level of salaries for employees during 1997 and 1998 and a decrease in the salaries and related benefits which were capitalized relating to loans closed during the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. General and administrative costs decreased by $100,000 primarily as a result of (i) an increased level of advertising during the nine months ended September 30, 1997, and (ii) a decrease in Texas franchise tax expense during 1998.

         Interest expense decreased by $127,000 (3%) from $4,120,000 during the nine months ended September 30, 1997 to $3,993,000 during the nine months ended September 30, 1998. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million in SBA debentures during February 1997 and $1.5 million in February 1998.

         Realized and unrealized gain (loss) on investments changed from a loss of $39,000 during the nine months ended September 30, 1997 to a loss of $143,000 during the nine months ended September 30, 1998. The Company has a problem loan in Atlanta, GA (with an outstanding balance of approximately $800,000), the collateral of which has been identified to contain certain environmental contaminants. Prior to foreclosing on the property, the Company has been procuring studies to identify the extent of the environmental contamination, the potential remedies and the cost of the clean-up. Based on the analysis provided by environmental specialists, it appears that the net realized recoveries related to property would be approximately $450,000. Accordingly, the Company has increased the loan loss reserve against this loan by $300,000 during the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Company recorded $145,000 in unrealized gains relating to the interest-only strip receivables in accordance with SFAS
No. 125.   There were no comparable reserves or valuation gains during the nine months ended September 30, 1997.


THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997


         Net income increased by $8,000 from $3,451,000 during the three months ended September 30, 1997 to $3,459,000 during the three months ended September 30, 1998. The weighted average common shares outstanding increased by approximately 3% from 11,452,000 during the three months ended September 30, 1997 to 11,828,000 during the three months ended September 30, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan. The income for the three months ended September 30, 1998 includes the effect of the following, as more fully described below: (i) reduced interest income earned as a result of the sale by First Western of $22.8 million of loans in December 1997 and a general decline in the interest rate on outstanding loans,
(ii) increase in other income from prepaid loans, and (iii) increased investment management fees.

         Interest income decreased by $235,000, from $4,478,000 for the three months ended September 30, 1997 to $4,243,000 for the three months ended September 30, 1998. This decrease was primarily attributable to a decrease in interest on temporary investments and the continued decline in interest rates on new loan originations. These factors more than offset the increase in average retained loan portfolio outstanding from $123 million during the three months ended September 30, 1997 to $136 million during the three months ended September 30, 1998, an 11% increase. Accordingly, interest income (not including the Partnership) on loans decreased by $94,000, or 2%, from $4,232,000 during the three months ended September 30, 1997 to $4,137,000 during the three months ended September 30, 1998.

         During the three months ended September 30, 1998, the Company earned a reduced amount of interest on short- term investments due to the funds received from the Structured Financing (net proceeds of approximately $37.5 million) increasing the average temporary investments outstanding during the three months ended September 30, 1997 by a greater amount than the securitized sale (net proceeds of approximately $20 million) increased the average temporary investments during the three months ended September 30, 1998. As a result, during the three months ended September 30, 1998, average temporary investments outstanding were $10.4 million, a 44% decrease from $18.6 million during the three months ended September 30, 1997. Accordingly, interest on temporary investments decreased by $141,000, or 57%, from $246,000 during the three months ended September 30, 1997 to $106,000 during the three months ended September 30, 1998.

         Premium income decreased by $3,000 (1%) from $238,000 for the three months ended September 30, 1997 to $235,000 for the three months ended September 30, 1998.

         Other investment income, net, decreased by $11,000 (8%) from $135,000 for the three months ended September 30, 1997 to $124,000 for the three months ended September 30, 1998. This decrease was primarily attributable to a decrease in prepayment fees received related to fixed-rate loans which were prepaid in full and a reduction in forfeited commitment fees during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

         Equity in income (loss) of unconsolidated subsidiaries increased by $74,000 (12%), from $634,000 during the three months ended September 30, 1997 to $708,000 during the three months ended September 30, 1998. The increase is primarily due to prepayment fees collected by the Partnership and $108,000 earned by PMC Advisers during the three months ended September 30, 1998. This increase was partially offset by the continued reduction in outstanding principal balance of loans in the Partnership. Accordingly, the interest earned on the Partnership assets is decreasing resulting in less net profit. The Partnership profit includes all yield generated from the loans transferred by PMC Capital less the cost of the Notes issued by the Partnership. During the three months ended September 30, 1998 and 1997, the net income from the Partnership includes $127,000 and $67,000, respectively, in fees received on prepaid loans. Offsetting a portion of the Partnership income was the operations of PMC Funding which had a loss of $16,000 during the three months ended September 30, 1997 and a loss of $22,000 during the three months ended September 30, 1998.

         Other income, net, increased by $142,000 (24%) from $597,000 during the three months ended September 30, 1997 to $739,000 during the three months ended September 30, 1998. Other income increased during the three months ended September 30, 1998 primarily as a result of the income recognition on a loan paid off in full which was acquired at a discount and the increase in investment management fees generated by PMC Advisers.

         Operating expenses, not including interest, increased by $105,000 (9%) from $1,235,000 during the three months ended September 30, 1997 to $1,340,000 during the three months ended September 30, 1998. This increase was a result of an increase in salaries and related benefits of $90,000 (11%) from $833,000 during the three months ended September 30, 1997, to $923,000 during the three months ended September 30, 1998. The increase in salaries and related benefits was attributable to a general increase in the level of salaries for employees during 1997 and 1998 and a decrease in the salaries and related benefits which were capitalized relating to loans closed during the three months ended September 30, 1998 as compared to the three months ended September 30, 1997.

         Interest expense decreased by $36,000 (3%) from $1,376,000 during the three months ended September 30, 1997 to $1,340,000 during the three months ended September 30, 1998. The decrease was primarily attributable to the repayment at maturity of approximately $1.5 million in February 1998.

         Realized and unrealized gain (loss) on investments changed from a loss of $20,000 during the three months ended September 30, 1997 to a gain of $90,000 during the three months ended September 30, 1998. During the three months ended September 30, 1998, the Company recorded $140,000 in unrealized gains relating to the interest-only strip receivables in accordance with SFAS
No. 125.   There were no comparable reserves or valuation gains during the three months ended September 30, 1997. There were no material gains or losses on loans required to be recognized during either the three months ended September 30, 1998 or 1997.

CASH FLOW ANALYSIS

         The Company generated $9,179,000 and $7,861,000 from operating activities during the nine months ended September 30, 1998 and 1997, respectively. The increase of $1,318,000 (17%) was attributable to several factors including an increase in sources of funds from the change in other assets. During the nine months ended September 30, 1998 and 1997, the Company used net cash of $2,083,000 and $4,167,000, respectively, from the change in operating assets and liabilities. Included in cash flows from operating activities is the lending activity of First Western relating to the government guaranteed portion of the SBA 7(a) Program loans originated which are sold into the secondary market ("Government Guaranteed Lending"). During the nine months ended September 30, 1998 and 1997, the Company had a net source of cash of $2,532,000 and $3,057,000, respectively, from Government Guaranteed Lending activities.

         The Company used $12,287,000 and $37,892,000 from investing activities during the nine months ended September 30, 1998 and 1997, respectively. The Company decreased its use of funds for loans originated by $14,311,000 from $47,525,000 during the nine months ended September 30, 1997 to $33,214,000 during the nine months ended September 30, 1998. During the nine months ended September 30, 1998 principal collected was $18,514,000 as compared to $6,884,000 during the nine months ended September 30, 1997. This increase of $11,630,000 (169%) was primarily due to prepayments on larger principal balance loans during the nine months ended September 30, 1998.

         The Company had a net use of $10,932,000 and $9,346,000 from financing activities during the nine months ended September 30, 1998 and 1997, respectively. The use of funds increased by $1,586,000 (17%). Dividends paid on common stock during the nine months ended September 30, 1998 were $11,128,000 as compared to $9,826,000 during the nine months ended September 30, 1997, an increase of $1,302,000 (13%). The Company also had a decrease in funds received from the issuance of common stock of $1,474,000 (40%) from $3,731,000 during the nine months ended September 30, 1997 to $2,257,000 during the nine months ended September 30, 1998. SBA debenture repayments decreased by $1,780,000 from $3,280,000 during the nine months ended September 30, 1997 to $1,500,000 during the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The primary use of the Company's funds is to originate loans. The Company also uses funds to acquire loans from governmental agencies and/or their agents, for the payment of financing costs, dividends to shareholders, general and administrative expenses, capital expenditures, advances on loan liquidations and principal due on borrowing facilities. Approximately $3.2 million of the Company's SBA debentures was paid in full at maturity during 1997 and $1.5 million was paid in full at maturity in February 1998. As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders (See "Dividends"). To sustain growth in the size of its investment portfolio, the Company continually reviews the need for obtaining additional funds from either: (i) debt offerings and borrowings under its credit facility, (ii) securitization and sale of a portion of the loan portfolio and/or (iii) equity offerings. Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured notes, the securitization and sale of its loan portfolio ( see "Leverage" ) and the utilization of its short-term, uncollateralized revolving credit facility.

         Loan commitments outstanding at September 30, 1998 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $70.0 million. Through October 31, 1998, the Company had funded approximately $17.5 million of such commitments through utilization of the Company's revolving credit facility. Of the remaining commitments, approximately $12.6 million are for loans partially guaranteed by the SBA of which approximately $10.4 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer, provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements. The Company intends to fund the remaining commitments through; (i) use of the Company's credit facility, (ii) the issuance of SBA debentures, (iii) the sale of the SBA guaranteed portion of SBA 7(a) Program loans and/or (iv) a structured financing.

         PMC has a $25 million uncollateralized revolving credit facility, as amended, $10 million of which expires in December 1998 or upon completion of a structured financing and $15 million of which expires in March 2000. At
October 31, 1998, PMC had approximately $19 million of borrowings outstanding under this credit facility. Advances pursuant to the credit facility bear interest at the Company's option at either the lender's prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which includes that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 135%, as amended. The Company is in compliance with all covenants of this facility.

         Since additional funds are required in order to meet the Company's current outstanding commitments, the Company is in the process of structuring a collateralized financing of its variable-rate loans primarily originated as part of the Prime Lending Program ( see "Leverage" ). As a result of the current volatile market conditions for asset backed securities such as the security to be offered by the Company, there can be no assurance that the securitization or structured financing will be completed or, if completed, will be on the terms attained on similar transactions completed by the Company. Additionally, PMC has applied to the SBA to issue up to $15 million in debentures which, if approved by the SBA, would be available for issuance during the fourth quarter of 1998.

         If additional funds are required, the Company will attempt to either issue unsecured notes, increase its credit facility, privately or publicly raise equity and/or sell assets. Management believes that through utilization of one or more of these sources of debt or equity capital, the Company should meet its liquidity needs for the foreseeable future.

         PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.

DIVIDENDS

         PMC Capital has historically paid out 100% of its investment company taxable income and not paid any return of capital. There are certain timing differences between book and tax income, most notably the recognition of commitment fees received. For tax purposes, those fees are recognized as income when received while for book purposes such fees have historically been deferred and recognized over the life of the loan. A portion of dividends paid during 1998 pertains to earnings in 1997 including the effect of the gain from a securitization and sale of certain loans originated by First Western completed in December 1997 (these amounts being the "Carry-Forward Amounts"). As a result of these timing differences and the Carry-Forward Amounts, the payment of dividends does not necessarily coincide with the Company's earnings. Based on current year's anticipated earnings and the anticipated utilization during the current year of substantially all of the Carry-Forward Amounts, it is expected that the current dividend of $0.325 per quarter will be reduced during the fourth quarter to a dividend in the range of $0.25 to $0.27 per share. This reduction is to reflect the anticipated investment company taxable income of the Company during subsequent periods.

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

         In accordance with SFAS No. 125, the servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets. The interest-only strip receivable is accounted for as an investment in debt securities classified as available for sale under SFAS No. 115. As of the date a securitization is completed, an asset is established and classified as an "interest-only strip receivable". This receivable is initially valued based on management's then current estimate of the anticipated discounted future cash flows retained by the Company related to the pool of securitized loans. The discount rate considers the risks inherent in the transaction and is a market rate based on interest rate levels at the time of completion of the transaction.

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

         In addition, on a quarterly basis, the Company measures the fair value of the interest-only strip receivables based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investments. During the nine months ended September 30, 1998 and the year ended December 31, 1997, the Company recorded an unrealized gain of $145,000 and an unrealized loss of ($300,000), respectively. As of September 30, 1998 and December 31, 1997, the unrealized loss relating to the interest-only strip receivables was $155,000 and $300,000, respectively.

         The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income in future periods would be enhanced. Commencing during the year ended December 31, 1997 as a result of increased prepayment speeds, the amount of amortization of the servicing asset was increased.

LEVERAGE

         Net income of the Company is effected by the spread between the rate at which it borrows funds and the rate at which it loans these funds. The portfolios of PMC Capital, Western Financial and PMIC have typically been long-term and have loans with both variable and fixed interest rates and the borrowed funds of these companies are typically long-term and at fixed interest rates. First Western originates variable-rate loans and has utilized equity capital of PMC Capital and through structured sales of its portfolio in 1994 and 1997 to obtain funds necessary to originate loans. If the yield on loans originated by the Company with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, the Company's cash flow will be reduced. During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield and the market price of the Common Stock. Most of the fixed-rate loans that the Company originates have prepayment penalties. If interest rates decline, the Company may experience significant prepayments. Such future prepayments, as well as scheduled repayments, are likely to be reloaned or invested at lower rates, which may have an adverse effect on the Company's ability to maintain dividend distributions at existing levels. First Western's loans (all variable interest rate) based on SBA regulations do not have prepayment penalties.

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


YEAR 2000 COMPLIANCE UPDATE

         The Year 2000 issue concerns the potential impact of historic computer software code that only utilized two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing upon January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is subject to the potential impact of the Year 2000 issue due to the
nature of financial information.   Potential impacts to the Company may arise
from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with these regulatory concerns.

         During 1998, the Company formed an internal review team to address, identify and resolve any Year 2000 issues that encompasses operating and administrative areas of the Company. In addition, executive management monitors the status of the Company's Year 2000 remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company's servicing processes. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers.

         The assessment process relating to the Company's loan receivable servicing operations has commenced. In addition, the Company has initiated formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues.

         The Company intends to use internal resources to test the software for Year 2000 modifications. The Company plans to substantially complete its Year 2000 assessment and remediation by the first quarter of 1999. The total project cost (while not considered to be material) has not yet been determined. However, based on preliminary information, the majority of the project cost will be attributable to employee time necessary to test the present system and to meet future industry requirements and will accordingly be expensed. To date, the Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with its Year 2000 issues. The Costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, completion by third parties (primarily the Company's bank) of their Year 2000 evaluations and their required modifications. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

         This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio, dividends and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties and in most instances are identified through the use of words such as "believes," "anticipates,"

"expects," and "should". Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Quarterly Report on Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.



                                    ITEM 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

                                    PART II
                               OTHER INFORMATION


ITEM 4.      Submission of Matters to a Vote of Security Holders

                 None


ITEM 6.      Exhibits and Reports on Form 8-K

                 A.  Exhibits
                        27.1 Financial Data Schedule

                 B.  Forms 8-K
                        No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       PMC Capital, Inc.

    Date:       11/16/98               \s\ Lance B. Rosemore
          -------------------          ----------------------------------------
                                       Lance B. Rosemore
                                       President


    Date:       11/16/98               \s\ Barry N. Berlin
          --------------------         ----------------------------------------
                                       Barry N. Berlin
                                       Chief Financial Officer
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------
27.1                     Financial Data Schedule