Form 10-K405
period 1998-12-31
PMC CAPITAL INC
filed 1999-03-30
CIK 722571

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period From _______ to _______.

                        Commission File Number: 811-3780

                               PMC CAPITAL, INC.
             (Exact name of registrant as specified in its charter)

            FLORIDA                                       59-2338539
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

18111 PRESTON ROAD, SUITE 600, DALLAS, TX 75252          (972) 349-3200
   (Address of principal executive offices)      (Registrant's telephone number)

          Securities registered pursuant to Section 12(b) of the Act:
                          COMMON STOCK, $.01 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 26, 1999 as reported on the American Stock Exchange, was approximately $79 million. Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 26, 1999, the Registrant had 11,829,116 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant's Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999 are incorporated by reference into Part III.

                               PMC CAPITAL, INC.
                                   FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998

            --------------------------------------------------------


                               TABLE OF CONTENTS


                                                                                                      Form
                                                                                                      10-K
                                                                                                     Report
Item                                                                                                  Page
----                                                                                                  ----

                                                    PART I

   1.    Business................................................................................        1
   2.    Properties..............................................................................        9
   3.    Legal Proceedings.......................................................................        9
   4.    Submission of Matters to a Vote of Security Holders.....................................        9


                                                    PART II

   5.    Market for the Registrant's  Common Stock and Related Shareholder Matters...............       10
   6.    Selected Consolidated Financial Data....................................................       11
   7.    Management's Discussion and Analysis of Financial Condition and
              Results of Operations..............................................................       12
   7A.   Quantitative and Qualitative Disclosures about Market Risk..............................       22
   8.    Consolidated Financial Statements and Supplementary Data................................       22
   9.    Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...............................................................       22

                                                    PART III

  10.    Directors and Executive Officers of the Registrant......................................       23
  11.    Executive Compensation..................................................................       23
  12.    Security Ownership of Certain Beneficial Owners and Management..........................       23
  13.    Certain Relationships and Related Transactions..........................................       23

                                                      PART IV

  14.    Exhibits, Financial Statements, Schedules and Reports
              on Form 8-K........................................................................       24

  Signatures.....................................................................................       25
  Financial Statements...........................................................................       F-1
  Exhibits.......................................................................................       E-1

                                    PART I

ITEM 1. BUSINESS

GENERAL

        PMC Capital, Inc. ("PMC Capital" or "PMC", and together with its subsidiaries, the "Company") is a diversified closed-end management investment company that operates as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The common stock of the Company (the "Common Stock") is traded on the American Stock Exchange under the symbol "PMC." PMC Capital has elected to be taxed as a regulated investment company and distributes substantially all its taxable income as dividends to its shareholders, thereby incurring no Federal income tax liability on such income.

        The Company primarily engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries:
First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMCIC") and Western Financial Capital Corporation ("Western Financial"). The Company primarily originates loans to individuals and small business concerns in the lodging industry. The Company also targets the medical, food service, service, retail and commercial real estate industries. The Company is a national lender that primarily lends to businesses in the Southwest and Southeast regions of the United States. A majority of the Company's loans in the lodging industry are to owner-operated facilities generally operating under national franchises. The Company believes that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success as compared to other independently operated businesses. During the years ended December 31, 1998 and 1997, the Company funded $66.4 million and $86.4 million in loans, respectively. The decrease of $20.0 million was primarily related to a decrease in lending by First Western of approximately $19 million. In addition, fundings by PMC, PMCIC, and Western Financial were predominately through fixed-rate loan originations during 1998 as compared to a majority of variable-rate loan originations during 1997.

        In addition to the Company's lending operations, it earns revenue through its investment advisor subsidiary, PMC Advisers, Ltd., which evaluates and services loans and other investment alternatives pursuant to a fee arrangement with PMC Commercial Trust ("PMC Commercial"). PMC Commercial is a real estate investment trust and an affiliate of the Company. PMC Commercial provides loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set for SBA approved loan programs and invests in commercial real estate. As a result, PMC Commercial and the Company generally pursue different prospective borrowers. In order to further mitigate the potential for conflicts of interest, PMC Commercial, PMC Capital and PMC Advisers, Ltd. have entered into a Loan Origination Agreement. Pursuant to the Loan Origination Agreement, loans which meet PMC Commercial's underwriting criteria are to be first presented to PMC Commercial for funding. If PMC Commercial does not have available funds, origination opportunities presented to PMC Commercial may be originated by the Company.

        PMC Capital was incorporated in Florida under the name of Pro-Med Capital, Inc. in June 1983 and changed its name to "PMC Capital, Inc." in March 1991. First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. The principal executive offices of the Company are located at 18111 Preston Road, Suite 600, Dallas, Texas 75252.

        Earnings per share on a quarterly basis since 1989 were as follows:

                    1998      1997      1996      1995     1994      1993      1992      1991      1990      1989
                   ------    ------    ------    ------   ------    ------    ------    ------    ------    ------
1st Quarter         $0.28     $0.29     $0.27     $0.23    $0.19     $0.18     $0.18     $0.15     $0.13     $0.09
2nd Quarter          0.28      0.31      0.30      0.25     0.23      0.23      0.23      0.15      0.12      0.11
3rd Quarter          0.29      0.30      0.30      0.27     0.26      0.25      0.19      0.18      0.13      0.10
4th Quarter*         0.31      0.45      0.31      0.28     0.44      0.21      0.19      0.16      0.14      0.11
                    -----     -----     -----     -----    -----     -----     -----     -----     -----     -----
                    $1.16     $1.35     $1.18     $1.03    $1.12     $0.87     $0.79     $0.64     $0.52     $0.41
                    =====     =====     =====     =====    =====     =====     =====     =====     =====     =====

*       Includes $0.08 in 1998, $0.21 in 1997 and $0.24 in 1994 relating to structured sales of portions of the loan portfolio.

LENDING PROGRAMS

        FIRST WESTERN. First Western is a small business lending company ("SBLC") that originates variable-rate loans which are partially guaranteed by the Small Business Administration ("SBA") pursuant to its Section SBA 7(a) Program (the "SBA 7(a) Program").

        At December 31, 1998 and 1997, First Western had outstanding loans receivable, net, in an aggregate amount of $8.9 million and $8.2 million, respectively. During December 1997, First Western completed a securitization and structured sale of $22.8 million of its unguaranteed SBA loan portfolio (the "First Western Securitization"). This transaction was rated by Moody's Investors Service in two traunches with the majority (93%) rated "Aaa" and the subordinated piece (7%) rated "A1". During the years ended December 31, 1998 and 1997, First Western originated $10.6 million and $29.5 million, respectively, in loans and sold $10.0 million and $21.6 million, respectively, of the government guaranteed portion of its loans into the secondary market (without recourse to the Company). At December 31, 1998 and 1997, First Western had loans receivable with aggregate balances of approximately $263,000 and $104,000 (2.9% and 1.2%, respectively, of First Western's outstanding loans receivable, net) greater than 60 days past due, respectively. Realized and unrealized gains (losses) on First Western's retained loans were a net $39,000 gain and a $111,000 loss during the years ended December 31, 1998 and 1997, respectively.

        The fees charged to the borrower by the SBA for the SBA's guaranty of a loan to the lender are based on the size of the originated loan and range from 2% to 3.875% of the guaranteed portion of the loan. These fees, which are passed directly to the borrower, have increased by up to 73% since 1996. First Western's decrease in loan origination volume during 1998 and 1997 results from these increased fees, an increase in competition from other SBA lenders and other alternative loan products. Due to the decrease in First Western's loan origination volume as well as declines in the market for premiums, the premiums recognized from the sale of the government guaranteed portion of SBA 7(a) Program loans sold in the secondary market decreased from $1,942,000 during 1996 to $1,776,000 in 1997 and $776,000 in 1998.

        The difficulties in finding suitable lending opportunities due to higher fees and increased competition caused the Company to place less reliance during 1997 and 1998 on the SBA 7(a) Program lending activities. Despite this reduced emphasis on SBA lending, continued program and market changes may have an adverse effect on future periods of operations. The impact of the Company's SBA 7(a) Program lending activities on the Company's earnings have been and will be affected by a number of factors including: (i) the timing and availability of portfolio for securitizations (see "Securitization and Structured Financing Programs"), (ii) the volume of SBA 7(a) Program lending,
(iii) the length of SBA 7(a) Program loans, (iv) the structure of sales to the secondary market, (v) the interest rates charged and related terms, (vi) the quality of the SBA 7(a) Program portfolio, (vii) prepayment experience (see "Prepayment Considerations") and (viii) legislative and/or regulatory changes. Any other aspect of SBA programs under which the Company participates could be modified by legislation or agency policy changes. Presently, the SBA is considering amending the program which may enhance the ability of the Company to increase originations through the SBA 7(a) Program. Some of these changes relate to a reduction in the fees charged to the borrower and an increase in the guaranty percentage of smaller loans. However, the SBA is also considering for the first time in many years the issuance of new licenses to non-bank lenders to permit their use of the SBA 7(a) Program. PMC Capital has established alternative lending strategies to address the above noted changes and would pursue additional strategies should the SBA programs under which any of its subsidiaries operates were to be eliminated or significantly curtailed. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" .

        PMCIC. PMCIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term, collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. As an SBIC, PMCIC is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures which are guaranteed by the SBA. For any debentures issued by PMCIC prior to 1996, the interest rate has been reduced through an SBA subsidy by 3% during the first five years. Issuance of debentures is subject to SBA approval and availability. At December 31, 1998, PMCIC had received a commitment from the SBA for issuance of up to $5 million of SBA debentures. See "Overview of SBA Regulations."

        At December 31, 1998 and 1997, PMCIC had loans receivable, net, in an aggregate amount of $43.2 million and $48.9 million, respectively. During the years ended December 31, 1998 and 1997, PMCIC originated $14.1 million and $24.1 million in loans, respectively. During the year ended December 31, 1998, PMCIC transferred $14.5 million in loans to PMC Capital in conjunction with a structured sale of loans (the "1998 Structured Sale"). At December 31, 1998 and 1997, PMCIC had loans receivable with aggregate balances greater than 60 days past due of approximately $713,000 and $873,000, respectively (1.7% and 1.8%, respectively, of PMCIC's loans receivable, net). Realized and unrealized losses on PMCIC's investments were $350,000 and $124,000 during the years ended December 31, 1998 and 1997, respectively.

        WESTERN FINANCIAL. Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides loans to small business concerns and persons whether or not they qualify as "disadvantaged." As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures. Issuance of debentures is subject to SBA approval and availability. At December 31, 1998, Western Financial has received a commitment from the SBA for issuance of up to $6.5 million of SBA debentures. See "Overview of SBA Regulations."

        At December 31, 1998 and 1997, Western Financial had loans receivable, net, in an aggregate amount of $21.2 million and $21.9 million, respectively. During the years ended December 31, 1998 and 1997, Western Financial originated $12.0 million and $12.9 million in loans, respectively. During the year ended December 31, 1998, Western Financial transferred $7.8 million in loans to PMC Capital in conjunction with the 1998 Structured Sale. At December 31, 1998 and 1997, Western Financial had loans receivable with aggregate principal balances greater than 60 days past due of approximately $116,000 and $153,000, respectively (0.5% and 0.7%, respectively, of Western Financial's loans receivable, net). Realized and unrealized losses on Western Financial's investments were $8,000 and $7,000, respectively, during the years ended December 31, 1998 and 1997.

        PMC CAPITAL. PMC Capital originates both fixed-rate and variable-rate loans to borrowers on a non-SBA supported basis using criteria similar to that utilized by its three principal investment company subsidiaries whose loans are funded under the SBA programs. These loans are: (i) to borrowers who exceed the eligibility requirements of the SBA 7(a) Program or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization periods, with the balance due at maturity (typically four to 20 years), (iii) primarily collateralized by real estate, (iv) contain prepayment fee provisions and (v) generally guaranteed by the principals of the borrowers. The funding for this lending program is limited to the extent of leverage available to PMC Capital.

        At December 31, 1998 and 1997, PMC Capital had loans receivable, net, in an aggregate amount of $43.4 million and $48.3 million, respectively. During the years ended December 31, 1998 and 1997, PMC Capital originated $29.7 million and $19.9 million in loans, respectively, and during the year ended December 31, 1998 contributed $43.4 million in loans to the 1998 Partnership (including the $22.3 million in loans transferred from PMCIC and Western Financial to PMC Capital in conjunction with the 1998 Structured Sale). At December 31, 1998 and 1997, PMC Capital had a loan receivable with an aggregate balance greater than 60 days past due of approximately $464,000 and $461,000, respectively (1.0% and 1.0% of PMC Capital's loans receivable, net). PMC Capital had no realized or unrealized losses during the years ended December 31, 1998 and 1997.

        PRIME LENDING PROGRAM. Late in the fourth quarter of 1996, the Company through PMC, PMCIC and Western Financial, began marketing a new variable rate lending program (the "Prime Lending Program") which is separate from the SBA 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program was designed to refinance existing real estate collateralized commercial loans with applicants who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. Loans funded within the Prime Lending Program have variable interest rates based on the Prime Rate (as defined below). As of December 31, 1998, the Company had funded over $50 million in the Prime Lending Program with a weighted average interest rate of approximately 1.3% above the Prime Rate. Substantially all of these loans were originated during the year ended December 31, 1997. During 1998, the Company reduced its marketing effort to originate new loans under the Prime Lending Program until a securitization transaction of such loans was completed. Most of the loans originated under the Prime Lending Program were sold as part of the 1998 Structured Sale. Management of the Company is presently assessing increasing the marketing effort for the Prime Lending Program.

        B & I LOAN PROGRAM. Additionally, the Company was approved in March 1997 as a licensee under the Rural Economic Development Business and Industry Loan Program sponsored by the U.S. Department of Agriculture (the "B&I Loan Program"). Under the B&I Loan Program, loans are to be originated in rural areas (generally areas with a population of less than 50,000) and are partially guaranteed by the U.S. Government. The U.S. Government guarantees repayment generally up to 80% of the principal amount of loans originated under the B&I Loan Program. The Company has not originated any B&I Loan Program loans to date. While the Company has approved several loans, none have been closed. The Company still intends to originate loans pursuant to the B&I Loan Program. Management of the Company does not anticipate a substantial amount of loans to be originated pursuant to the B&I Loan Program during the year ended December 31, 1999.

NON INVESTMENT COMPANY SUBSIDIARIES

        PMC Capital is either directly or indirectly the sole shareholder or partner of several non-investment company subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary ("PMC Advisers"); PMC Funding Corp. and its subsidiary ("PMC Funding"); PMC Capital Limited Partnership (the "1996 Partnership") and its related general partner and trust; and PMC Capital, L.P. 1998-1 (the "1998 Partnership", and together with the 1996 Partnership, the "Partnerships") and its related general partner.

        The accompanying consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding, and the Partnerships are accounted for by the equity method of accounting in conformity with the requirements of the Federal securities laws.

        PMC ADVISERS. PMC Advisers, organized in July 1993, is a registered investment advisor under the Investment Advisers Act of 1940 which acts (either directly or through its subsidiary PMC Asset Management, Inc.) as the investment advisor for PMC Commercial. PMC Advisers provides investment advisory services to PMC Commercial pursuant to investment management agreements (the "Investment Management Agreements") entered into between PMC Capital, PMC Advisers and PMC Commercial. As the investment advisor for PMC Commercial, PMC Advisers has earned $2,563,000, $1,622,000 and $1,562,000 in advisory fees during the years ended December 31, 1998, 1997 and 1996, respectively.

        LIMITED PARTNERSHIPS. The 1996 Partnership was formed as a special purpose affiliate of the Company. On November 13, 1996, the 1996 Partnership, a Delaware limited partnership, completed a structured financing (the "1996 Structured Financing") through a private placement (the "1996 Private Placement") of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the "1996 Notes"). The 1996 Notes were issued at par and have a stated maturity in 2011. These notes were issued with an interest rate of 6.725% per annum and were originally collateralized by approximately $45.7 million of loans (the "Initial Loan Contribution") contributed by PMC Capital to the 1996 Partnership. The net book value of the Initial Loan Contribution after deferred commitment fees, discounts and accrued interest receivable on the date of transfer was approximately $45.5 million. In connection with the 1996 Private Placement, the 1996 Notes were given a rating of "Aa2" by Moody's Investors Service. The terms of the 1996 Notes provide that the partners of the 1996 Partnership are not liable for any payments on the 1996 Notes. Accordingly, if the 1996 Partnership fails to pay the 1996 Notes, the sole recourse of the holders of the 1996 Notes is against the assets of the 1996 Partnership. The Company, therefore, has no obligation to pay the 1996 Notes, nor do the holders of the 1996 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1996 Notes (approximately $37.5 million prior to payment of issuance costs of approximately $396,000 and after the funding of a $2.04 million reserve fund held by the trustee as collateral) were distributed to PMC Capital. PMC Capital Corp. was formed in November 1996 to act as the independent trustee of PMC Trust 1996-A which is the general partner of the 1996 Partnership and owns a 1% general partnership interest in the 1996 Partnership. PMC Capital owns a 99% limited partnership interest in the 1996 Partnership. PMC is the servicer for all loans held by the 1996 Partnership.

        The 1998 Partnership was formed as a special purpose affiliate of the Company. On November 24, 1998, the 1998 Partnership, a Delaware limited partnership, completed the 1998 Structured Sale through a private placement (the "1998 Private Placement") of approximately $39.6 million of its 1998 Loan-Backed Adjustable Rate Notes - Class A, (the "1998 Class A Notes"). The 1998 Class A Notes were issued at par and have a stated maturity in 2021. These notes were issued with an interest rate of the prime rate less 1%, adjusted on a quarterly basis and were originally collateralized by approximately $43 million of loans (the "1998 Initial Loan Contribution") contributed by PMC Capital to the 1998 Partnership. In connection with the 1998 Private Placement, the 1998 Class A Notes were given a rating of "Aaa" by Moody's Investors Service. The terms of the 1998 Class A Notes provide that the partners of the 1998 Partnership are not liable for any payments on the 1998 Class A Notes. Accordingly, if the 1998 Partnership fails to pay the 1998 Class A Notes, the sole recourse of the holders of the 1998 Class A Notes is against the assets of the 1998 Partnership. The Company, therefore, has no obligation to pay the 1998 Class A Notes, nor do the holders of the 1998 Class A Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1998

Class A Notes (approximately $39.8 million prior to payment of issuance costs of approximately $500,000 and the funding of approximately $2.6 million for a reserve fund held by the trustee as collateral) were distributed to PMC Capital. In addition, approximately $2.2 million of the 1998 Partnership's Loan-Backed Adjustable Rate Notes - Class B, (the "1998 Class B Notes" which were issued at par, have a stated maturity in 2021 and bear interest at the prime rate less 0.9% adjusted on a quarterly basis), were purchased by PMC Capital in the 1998 Private Placement. The 1998 Class B Notes were given a rating of "A1" by Moody's Investors Service. PMC Capital Corp. 1998-1 was formed in November 1998 to act as the general partner of the 1998 Partnership and owns a 1% general partnership interest in the 1998 Partnership. PMC Capital owns a 99% limited partnership interest in the 1998 Partnership. PMC is the servicer for all loans held by the 1998 Partnership.

        PMC FUNDING. PMC Funding is a Florida corporation that holds assets on behalf of the Company. PMC Capital is the sole shareholder of PMC Funding. Operations from PMC Funding consisted of income generated from the operation of properties held and charter revenue derived from use by third parties of PMC Funding's airplane. PMC Funding discontinued the use of its airplane for charter during 1997 and sold the airplane during February, 1999.

ELECTION TO BE A BUSINESS DEVELOPMENT COMPANY

        In 1994, PMC Capital elected to become a business development company ("BDC") rather than a registered investment company under the 1940 Act. BDCs must register their shares under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and are subject to the Exchange Act's periodic reporting requirements rather than the 1940 Act's reporting requirements. Companies having securities registered under the Exchange Act, such as PMC Capital, must file quarterly rather than semi-annual financial reports. The 1980 Amendment provides BDCs with greater operating flexibility relating to capital structure, portfolio diversification, transactions with downstream affiliates, executive stock options and the frequency which they may make distributions from capital gains, that may be greater than that available to registered investment companies.

FUNDAMENTAL AND OTHER POLICIES OF THE COMPANY AND ITS SUBSIDIARIES

        PMC Capital and each of its investment company subsidiaries have designated certain investment policies as "fundamental policies," which may only be changed with the approval of the holders of PMC Capital's outstanding shares of Common Stock as described below.

        The following investment policies of PMC Capital and its investment company subsidiaries are fundamental policies and may not be changed without the approval of the lesser of (i) more than 50% of PMC Capital's outstanding voting securities, or (ii) 67% or more of PMC Capital's voting securities present at a meeting of security holders at which a quorum is present. All other investment policies of PMC Capital may be changed by its Board of Directors at any time.

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

        9. PMCIC will perform the functions and conduct the activities contemplated under the SBIA, and will provide assistance solely to small business concerns which will contribute to a well-balanced national economy by facilitating ownership of such concerns by persons whose participation in the free enterprise system is hampered because of social or economic disadvantages. These fundamental policies of PMCIC may not be changed without the prior written consent of the SBA.

        As stated above, the Company has a fundamental policy regarding investment in the lodging industry. At December 31, 1998 and 1997, loans to businesses in the lodging industry comprised 61% and 59% of its total assets, respectively.

        There can be no assurance that the Company will continue to experience the positive results it has historically achieved from lending to the lodging industry or that market conditions will enable the Company to maintain or increase its level of loan concentration in this industry. Any economic factors that negatively impact this industry could have a material adverse effect on the business of the Company. Additionally, at December 31, 1998, loans to businesses located in Texas and California comprised approximately 35% and 8% of the Company's outstanding loan portfolio, respectively. A decline in economic conditions in any of these states may adversely affect the Company.

COMPETITION

        The Company's primary competition comes from banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisors in the lodging industry. Some of these competitors have greater financial and larger managerial resources than the Company. Competition has increased as the financial strength of the banking and thrift industries improved. In management's opinion, there has been an increasing amount of competitive lending activity at advance rates and interest rates which are considerably more aggressive than those offered by the Company. In order to maintain a quality portfolio, the Company will continue to adhere to its historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by the Company. The Company believes that it competes effectively with such entities on the basis of the lending programs offered, the interest rates, maturities and payment schedules, the quality of its service, its reputation as a lender, the timely credit analysis and decision making processes, and the renewal options available to borrowers. In addition, to the extent the investment opportunities reviewed by PMC Advisers conform to the investment criteria of PMC Commercial, and PMC Commercial has funds available to make these investments, such investments will be made by PMC Commercial.

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

INTEREST RATE AND PREPAYMENT RISK

        As a result of the general downward trend in interest rates, the Company has experienced an increase in the number and the dollar amount of loans prepaid. On prepayments of fixed-rate loans, the Company received the immediate benefit of the prepayment charge; however, the proceeds from the prepayments were invested initially in temporary investments and have been reloaned or committed to be reloaned at lower rates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations". The impact of the lower lending rates is partially offset (based on current market conditions) by the reduced cost of the Company's borrowings.

        Net income of the Company is affected by the spread between the rate at which it borrows funds and the rate at which it loans these funds. PMC Capital, Western Financial and PMCIC have originated both variable and fixed interest rate loans and the borrowed funds of these companies are typically long-term and at fixed interest rates. The variable-rate loans in the portfolios of PMC, PMCIC and Western Financial have been originated under the Prime Lending Program. Substantially all of the variable-rate loans originated under the Prime Lending Program were sold in the 1998 Structured Sale. As a result, the portfolios of PMC, PMCIC, and Western Financial consist primarily of fixed-rate loans as of December 31, 1998. First Western originates variable-rate loans and has utilized both advances from PMC Capital and the structured sale of its portfolio (transactions were completed in 1994 and 1997) to obtain funds necessary to originate loans. If the yield on loans originated by the Company with funds obtained from borrowings or the issuance of preferred stock, if any, fails to cover the cost of such funds, the Company's cash flow will be reduced. During periods of changing interest rates, interest rate mismatches on loans not securitized could negatively impact the Company's net income, dividend yield and the market price of the Common Stock. Generally, the fixed-rate loans that the Company originates have prepayment penalties. If interest rates decline, the Company may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be reloaned or invested at lower rates, which may have an adverse effect on the Company's ability to maintain dividend distributions at existing levels. First Western's loans (all variable interest rate) do not have prepayment penalties in accordance with SBA policy.

SECURITIZATION AND STRUCTURED FINANCING PROGRAMS

        The Company has relied upon its ability to utilize portions of its loan portfolio in the asset-backed securities market to generate cash proceeds for funding additional loans. Further, gains on sales generated by the Company's "securitizations" represent a material portion of the Company's revenues. Such gains may cause timing differences between net income in accordance with generally accepted accounting principles ("GAAP") and investment company taxable income. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Dividends". Any delay in the sale of receivables beyond a quarter-end or year-end would eliminate the gain on sale in the given quarter or year and adversely affect the Company's reported earnings for such quarter or year. Any such adverse changes or delays could have a material adverse effect on the Company's financial position, liquidity and results of operations. Accordingly, adverse changes in the Company's "Asset-Backed Securities Program" or in the asset-backed securities market for the type of product generated by the Company could adversely affect the Company's ability to originate and securitize loans on a timely basis and upon terms favorable to the Company. During the latter half of 1998, the liquidity of the asset-backed securities market was significantly impacted by several factors. Several publications identified the ongoing global financial crisis in overseas currencies coupled with the potential for a recession in the United States as a cause for investors in the type of asset-backed securities placed by the Company to widen the "spreads" they require to receive in order to purchase asset-backed securities. Accordingly, the 1998 Private Placement was completed under less than ideal market conditions and the interest rate payable on the 1998 Class A Notes was negatively impacted by market conditions. As a result, the Company recognized less profit on the transfer of the loans in November 1998 to the 1998 Partnership than would have been attainable in previous quarters.

        The Company retains a substantial portion of the default and prepayment risk associated with the loan portfolio that it sells pursuant to the Asset-Backed Securities Program. A large component of the gain recognized on such sales and the corresponding asset recorded on the Company's balance sheet is an interest-only strip receivable the value of which is based on the present value of estimated future excess cash flows which will be received by the Company from the securitized loans. Accordingly, the value of the interest-only strip receivable is calculated on the basis of management's assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management's assumptions, possibly to a material degree.

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

        The Company regularly measures its default, prepayment and other assumptions against the actual performance of securitized receivables including the guaranteed portion of loans sold. If the Company were to determine, as a result of such regular review or otherwise, that it underestimated (or overestimated) defaults and/or prepayments, or that any other material assumptions were inaccurate, the Company would be required to adjust the carrying value of its interest-only strip receivable by making a charge to income and adjusting the carrying value of the interest-only strip receivable on its balance sheet. An impairment of the interest-only strip receivable (i.e. reduction of estimated future cash flows) and the corresponding decreases in earnings and cash flow could affect the Company's ability to service debt and effect future securitizations and other financings. During 1997, as a result of increased prepayment speeds, the Company recorded an unrealized loss of $300,000 on its interest-only strip receivables. During 1998, the continued high rate of prepayment speeds was more than offset by better than anticipated loss rates on the portfolios. As a result, during the year ended December 31, 1998 the Company recorded a net unrealized gain and corresponding reduction in the valuation allowance of $120,000 on the interest-only strip receivables. The net unrealized loss on the interest-only strip receivables were $180,000 and $300,000 at December 31, 1998 and 1997, respectively. Although the Company believes that it has made reasonable assumptions as to the future cash flows of the various pools of loans that have been sold in securitization transactions, actual rates of default or prepayment may differ from those assumed and other assumptions may be required to be revised upon future events. Generally, the form of credit enhancement agreement entered into in connection with securitization transactions contains specified limits on the delinquency, default and loss rates on the receivables included in each issuing entity. If, at any measurement date, the delinquency, default or loss rate with respect to any trust were to exceed the specified limits, provisions of the credit enhancement agreement would automatically increase the level of credit enhancement requirements for that trust. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow, if any, from the trust would be used to fund the increased credit enhancement levels instead of being distributed to the Company, which would have an adverse effect on the Company's cash flow.

EMPLOYEES

        At December 31, 1998, the Company had 53 employees. Management of the Company believes its relationship with its employees is good.

OVERVIEW OF SBA REGULATIONS

        The lending operations of First Western, PMCIC and Western Financial are regulated by the SBA, which establishes, among other things, maximum interest rates that borrowers may be charged (which currently for PMCIC and Western Financial may not exceed the greater of 19% per annum or 11% above the Company's cost of funds from the SBA) and minimum and maximum maturities for the Company's loans (which generally range from 4 to 25 years). Borrowers must satisfy certain criteria established by the SBA to qualify for loans originated by the Company under SBA sponsored programs, including limitations on the net worth and net income of potential borrowers or alternative criteria that focus upon the number of employees of the borrower and its gross revenues. In addition, the SBA generally limits the aggregate amount of guaranties that can be provided to any single borrower and restricts the use to which the loan proceeds can be employed by the borrower.

        As part of the legislation by Congress in 1996, several increased costs were put into effect for new SBA debentures. A flat 3% "draw-down" fee replaced the 2% commitment fee and interest rates charged on newly issued SBA Debentures increased by 100 basis points. The interest rates previously charged on SBA debentures were approximately 70 basis points over the 10 year Treasury Note. As adjusted for fees, the present rates on newly issued SBA debentures would be approximately 170 basis points over the 10 year Treasury Note. As part of this legislation, the availability of 3% subsidized debentures and the right of the SBA to purchase preferred stock of an SSBIC was repealed. This legislative change has no effect on previously issued debentures or preferred stock of SSBICs including PMCIC.

        While the eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot exceed $5.0 million (other than with respect to certain industries where eligibility is determined based on a number of employees), (ii) liquid assets or real estate equity of the borrower (and certain affiliates) cannot exceed certain limits and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $750,000. SBA 7(a) Program lenders are required to pay a fee of between 40 basis points and 50 basis points ("SBA Servicing Fees") per annum on the outstanding principal balance of any loans sold in the secondary market depending upon when the loan was sold. At present, a 50 basis point fee is in effect for loans originated after October 1995.

ITEM 2. PROPERTIES

        The Company's headquarters are located at 18111 Preston Road, Suite 600, Dallas, Texas 75252. The Company leases its approximately 13,000 square foot facility pursuant to a five year lease which commenced in December 1998. In addition, at December 31, 1998, the Company also leased office space in Phoenix, Arizona and Atlanta, Georgia. The aggregate annual lease payments for the year ended December 31, 1998 were approximately $244,000.

ITEM 3. LEGAL PROCEEDINGS

        The Company is involved from time to time in routine litigation incidental to its business. The Company does not believe that the current proceedings will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1998.

                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
        MATTERS

        The Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "PMC." The following table sets forth, for the periods indicated, the high and low sales prices as reported on the AMEX and the dividends per share declared by the Company for each such period.

                                                                      Regular         Special
                                                                     Dividends       Dividends
                                                                        Per             Per
Quarter Ended                               High          Low          Share           Share
-------------                              ------        ------      ---------       ---------
December 31, 1998 ......................   $11.00        $ 8.00        $0.250          --
September 30, 1998 .....................   $13.75        $ 9.00        $0.325          --
June 30, 1998 ..........................   $14.38        $13.56        $0.325          --
March 31, 1998 .........................   $15.00        $13.75        $0.325          --

December 31, 1997 ......................   $15.25        $14.00        $0.320        $0.020
September 30, 1997 .....................   $15.50        $13.75        $0.315          --
June 30, 1997 ..........................   $14.88        $12.50        $0.310          --
March 31, 1997 .........................   $14.50        $13.38        $0.305          --

December 31, 1996 ......................   $14.75        $12.88        $0.300        $0.020
September 30, 1996 .....................   $14.25        $11.75        $0.295          --
June 30, 1996 ..........................   $13.38        $12.38        $0.280          --
March 31, 1996 .........................   $13.63        $11.88        $0.270          --


        On February 26, 1999, there were approximately 1,600 shareholders of record of Common Stock and the last reported sales price of the Common Stock was $8.94 per share.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following is a summary of Selected Consolidated Financial Data of the Company as of and for the five years in the period ended December 31, 1998. The following data should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of the Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. The selected consolidated financial data presented below has been derived from the consolidated financial statements of the Company, audited by PricewaterhouseCoopers LLP., independent public accountants, whose report with respect thereto is included elsewhere in this Form 10-K.

                                                                           Years Ended December 31,
                                              ----------------------------------------------------------------------------------
                                                 1998              1997              1996              1995              1994
                                              ----------        ----------        ----------        ----------        ----------
                                                                 (In thousands, except per share information)

Operating:

    Operating income ......................   $   24,314        $   24,406        $   23,821        $   21,262        $   16,450

    Operating expenses ....................   $  (11,091)       $  (10,602)       $  (10,454)       $   (9,541)       $   (7,578)

    Realized and unrealized gain (loss)
       on investments .....................   $      726        $    1,818        $     (147)       $     (359)       $    3,151

    Net Operating Income and realized
       and unrealized gain (loss)
       on investments .....................   $   13,949        $   15,622        $   13,220        $   11,362        $   12,023

    Dividends declared, common ............   $   14,473        $   14,543        $   12,853        $   11,600        $   11,244

    Basic and diluted earnings per
        common share ......................   $     1.16        $     1.35        $     1.18        $     1.03        $     1.12

    Dividends per common share ............   $     1.23        $     1.27        $     1.16        $     1.08        $     1.06

    Weighted average common shares
        outstanding .......................       11,800            11,411            11,002            10,768            10,650

    Loans funded ..........................   $   66,450        $   86,361        $   70,154        $   77,567        $   75,349

At end of period:

    Loans receivable, net .................   $  116,711        $  127,240        $   93,354        $  110,499        $   75,264

    Total assets ..........................   $  163,349        $  165,839        $  163,431        $  159,002        $  125,416

    SBA debentures payable ................   $   39,790        $   41,290        $   44,570        $   43,540        $   26,280

    Notes payable .........................   $   35,000        $   35,000        $   35,000        $   35,001        $   25,001

    Preferred stock of consolidated
        subsidiary ........................   $    7,000        $    7,000        $    7,000        $    7,000        $    5,000

    Common shareholders' equity ...........   $   72,151        $   70,166        $   62,903        $   59,088        $   57,371

    Number of common shares
        outstanding .......................       11,829            11,631            11,162            10,871            10,684

Ratios:

    Return on average assets ..............          8.5%              9.7%              8.3%              8.0%             10.3%

    Return on common shareholders'
        equity ............................         19.2%             23.3%             21.3%             19.2%             21.2%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

GENERAL

The Company's operations include originating and servicing commercial loans for its own account. In addition, the Company operates as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to a fee arrangement for PMC Commercial. The Company sells the government guaranteed portion of its loans originated under the SBA 7(a) Program. Further, the Company has completed several structured sales of its loan portfolio. Historically, the Company has retained servicing and residual interests in all loans sold.

        The Company's revenue sources include the following:

        o Interest earned on commercial loans originated and retained including the effect of commitment fees collected at the inception of the loan.
        o       Fee income from the management of PMC Commercial.
        o An equity interest in the income of non-investment company subsidiaries.
        o Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market
        o       Interest earned on temporary (short-term) investments.
        o Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.

        The following table sets forth information concerning the aggregate gross loans funded by the Company:

                                                      Years Ended December 31,
                            ----------------------------------------------------------------------------
                                    1998                        1997                       1996
                            ---------------------      ----------------------      ---------------------
                                                          (In millions)

                                        Increase                    Increase                   Increase
                            Funded     (decrease)      Funded      (decrease)      Funded     (decrease)
                            ------     ----------      ------      ----------      ------     ----------
PMCIC ...................   $ 14.1        (41)%        $ 24.1          25%         $ 19.3         (9)%
Western Financial .......     12.0         (7)%          12.9          72%            7.5         (6)%
First Western ...........     10.6        (64)%          29.5           1%           29.2        (28)%
PMC .....................     29.7         49%           19.9          40%           14.2         84%
                            ------                     ------                      ------
                            $ 66.4        (23)%        $ 86.4          23%         $ 70.2         (9)%
                            ======                     ======                      ======

        During the years ended December 31, 1998 and 1997, the Company funded $66.4 million and $86.4 million in loans, respectively. The decrease of $20.0 million was primarily related to a decrease in lending by First Western of approximately $19 million. In addition, PMC, PMCIC, and Western Financial predominately funded fixed-rate originations during 1998 as compared to a predominance of variable-rate loan originations during 1997.

        PMC Advisers, either directly or through its wholly-owned subsidiary, has acted as the investment manager for PMC Commercial since PMC Commercial's initial public offering in December 1993. During the years ended December 31,1998 and 1997, PMC Advisers and its wholly-owned subsidiary earned management fees from PMC Commercial of approximately $2.6 million and $1.6 million, respectively. The fees during the year ended December 31, 1998 include fees earned related to the structured financing and property acquisitions by PMC Commercial. The fee of PMC Advisers is primarily based on the amount and value of assets. As a result, any increases in the dollar amount of PMC Commercial's assets will benefit PMC Advisers, and PMC Advisers will have a potential conflict in determining whether to advise PMC Commercial to acquire assets and write down the value of any assets. In order to mitigate the risk to PMC Commercial from increasing its asset base through leveraged transactions, the Investment Management Agreements provide PMC Advisers with a reduced fee for any loans originated through additional borrowings. Additionally, the potential conflict for the management of PMC Advisers between PMC Commercial and the Company is mitigated through the Loan Origination Agreement described above.

        Pursuant to the Investment Management Agreements between PMC Commercial and PMC Advisers, fees of between 0.875% and 1.67%, annually, are charged by the Company based upon the average principal outstanding of the Company's loans. In addition, during 1996 the Investment Management Agreement was amended to include compensation to PMC Advisers for its assistance in the issuance of PMC Commercial's debt and equity securities. During June 1998, the investment management agreement was amended to provide for payment of fees relating to property acquisitions by PMC Commercial (the "Property Management Agreement"). The Property Management Agreement provided for a one time fee of 0.75% of the purchase price paid by PMC Commercial to Amerihost Properties, Inc. and its subsidiaries ("Amerihost") (the "Amerihost Purchase Price") in connection with the purchase of hotels from Amerihost and an annual management fee equal to the product of 0.70% multiplied by the Amerihost Purchase Price (the "Amerihost Fee"). In the event the Property Management Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Amerihost Fee for a period of five years from the termination date.

        The Company also earns income through its equity ownership in the unconsolidated subsidiaries, primarily the 1996 Partnership. The differential between the interest received by the 1996 Partnership on the loans transferred to it by PMC Capital and the interest paid by the 1996 Partnership on the 1996 Notes, less any loan losses and amortization of transaction fees, contributes to the revenues of PMC Capital through its equity ownership in the 1996 Partnership.

        As a result of several factors, the number and dollar volume of loans originated by First Western under the SBA SBA 7(a) Program have decreased. The factors which contributed to this decrease included an increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) Program, increased competition for SBA 7(a) Program loans, and an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) Program. Accordingly, SBA 7(a) Program funding has decreased and the premiums earned on the sales of the government guaranteed portions of these loan have been significantly reduced. For the years ended December 31, 1998 and 1997, revenues generated by such loan sales were $776,000 and $1,776,000, respectively. Because of the above factors and an increase in the number of borrowers requesting fixed-rate financing, the Company believes that revenues generated from the sales of the guaranteed portion of the SBA 7
(a) Program loans will continue at present levels or may possibly diminish in the foreseeable future. The Company has attempted to offset First Western's decreased revenues through emphasizing the Company's other lending activities and offering lower fixed interest rates.

        As a result of the general downward trend in interest rates, the Company has experienced an increased rate in the prepayment of its loans. During the years ended December 31, 1998 and 1997, the Company received $24.7 million and $10.1 million, respectively, in collections of principal on retained loans including prepayments. For the years ended December 31, 1998 and 1997, principal collections including prepayments (as an annualized percentage of the Company's total retained loan portfolio), were 19% and 11%, respectively. Prepayments generally increase during times of declining interest rates. On such prepayments, to the extent the loans were at a fixed-rate of interest, the Company received the immediate benefit of the prepayment charge. Prepayment fees result in one-time increases in the Company's other income. However, the proceeds from the prepayments were invested initially in temporary investments and have been re-loaned or committed to be re-loaned at lower rates which has an adverse effect on the Company's future results of operations and dependant upon the rate of future prepayments may have an impact on the Company's ability to maintain shareholder's distributions at current levels. The impact of the lower lending rates may partially be offset (based on current market conditions) by the reduced cost of the Company's borrowings on subsequent leverage. First Western's loans (all variable-rate) have no prepayment fees in accordance with SBA policy. Loans originated pursuant to the Prime Lending Program generally have prepayment fees equal to 95 days' interest. The Company believes that the prepayments may continue at accelerated levels in the near term. As a result of recent changes in the credit markets, the pace of prepayment activity may decrease later in the current fiscal year. See "Prepayment Risk".

        Substantially all of the First Western loans and all loans originated pursuant to the Prime Lending Program (described below) are variable rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period ("Prime Rate"). The spread over the Prime Rate charged by First Western ranges from 1.0% to 2.75% and the weighted average spread over the Prime Rate for the Prime Lending Program is approximately 1.3%.

        The Prime Rates utilized for variable-rate loans were as follows:

                                    1998            1997            1996
                                   ------          ------          ------
     First Quarter                  8.50%           8.25%           8.50%
     Second Quarter                 8.50%           8.50%           8.25%
     Third Quarter                  8.50%           8.50%           8.25%
     Fourth Quarter                 8.25%           8.50%           8.25%

        Late in the fourth quarter of 1996 the Company began marketing a variable interest rate lending program based on the Prime Rate (the "Prime Lending Program") which is separate from the SBA 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program provides funds to refinance existing real estate secured commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. Several of the loans refinanced under this program were originally SBA 7(a) Program loans and some of these loan originations have refinanced First Western's loans.

        The Company's working capital requirements for loan originations, as well as holding borrowers advances and cash reserves for its completed securitizations or structured financings, require it to maintain temporary short-term investments. In order to minimize its short-term investment positions, the Company may establish a bank warehouse facility and expects to more fully utilize its revolving credit facility to fund these working capital requirements.

        The Company receives other investment income from various sources including late fees, prepayment fees, construction monitoring fees and site visit fees. The net amount of other investment income earned during the years ended December 31, 1998 and 1997 was $807,000 and $504,000, respectively. The amount earned will vary based on volume of loans funded, the timing and amount of financings, volume of loans which prepay, the mix of loans (construction versus non-construction), the rate and type of loans originated (whether fixed or variable) as well as the general level of interest rates.

        Expenses primarily consist of interest expense and company overhead. Expenses were 46% and 43% of total income during the years ended December 31, 1998 and 1997, respectively. The Company's operations are centralized in its Dallas, Texas headquarters. The Company presently has additional business development offices located in Atlanta, Georgia and Phoenix, Arizona.

        General and administrative expenditures consist primarily of insurance, advertising and promotional expense, telephone services, corporate printing costs and general office expenses. General and administrative expenses were 3% of total income during both the years ended December 31, 1998 and 1997. It is anticipated that general and administrative expenses will maintain at present levels during the year ending December 31, 1999.

        Profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense (collectively the "Other Administrative Costs") aggregated $838,000 and $822,000 during the years ended December 31, 1998 and 1997, respectively. The Other Administrative Costs were 3% of total income during both the years ended December 31, 1998 and 1997. It is anticipated that Other Administrative Costs will maintain at present levels during the year ending December 31, 1999.

CERTAIN ACCOUNTING CONSIDERATIONS

        Effective January 1, 1997, the Company adopted as required, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides for the accounting and reporting of transfers and servicing of financial assets based on a financial-components approach.

        The transfer of assets that qualifies for sale treatment under SFAS No. 125 is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. The Company typically receives cash and retains the right to receive contractual servicing fees and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the interest-only strip receivable) in exchange for a portion of the loan, typically the guaranteed portion of an SBA 7(a) loan. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) the relative fair values of the servicing rights, and (c) the interest-only strip receivable retained, constitutes the gain on sale.

        In accordance with SFAS No. 125, the Company establishes a servicing asset to the extent the Company receives contractual compensation for servicing loans which is in excess of the cost of servicing these loans. Servicing the sold portion of government guaranteed loans requires First Western to retain a minimum servicing spread of 1%. This spread is in excess of the costs associated with servicing these loans. Accordingly, the Company has recorded a servicing asset relating to the servicing of the sold portion of First Western's loans. The servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets.

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

        On a quarterly basis thereafter, income generated by the interest-only strip receivable is recognized based on an "internal rate of return" (the "IRR") which during the initial reporting period after completion of the securitization is the market rate used in valuing the interest-only strip receivable. Management updates the anticipated future cash flows on a quarterly basis and determines a revised IRR based on the recorded interest-only strip receivable as of the balance sheet date. If during any evaluation of the value of the interest-only strip receivable it is determined that the IRR is lower than a "risk free" rate for an asset of similar duration, a realized loss will be incurred which adjusts the recorded value of the interest-only strip receivable to the market value.

        In addition, on a quarterly basis, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investments. During the years ended December 31, 1998 and 1997, the Company recorded a net unrealized gain of $120,000 and a net unrealized loss of $300,000, respectively, related to the interest-only strip receivables. At December 31, 1998 and 1997, an unrealized loss was recorded on the interest-only strip receivable of $180,000 and $300,000, respectively.

        The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income in future periods would be enhanced. During the years ended December 31, 1998 and 1997, the amount of amortization of the servicing asset was increased as a result of increased prepayment speeds. See - Securitization and Structured Financing Programs.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

        Net income decreased by $1,673,000 from $15,622,000 during the year ended December 31, 1997 to $13,949,000 during the year ended December 31, 1998. The weighted average common shares outstanding increased by approximately 3% from 11,411,000 during the year ended December 31, 1997 to 11,800,000 during the year ended December 31, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan. The most significant reason for the decline in net income was the reduced amount of income recognized on structured sales of loan portfolio when comparing the years ended December 31, 1998 and 1997. The income for the year ended December 31, 1998 includes the effect of the following, as more fully described below: (i) reduced interest income earned as a result of the sale by First Western of $22.8 million of loans in December 1997 and a general decline in the interest rate on outstanding loans, (ii) reduced premium income, (iii) increased investment management fees, (iv) the gain resulting from the 1998 Structured Sale and (v) changes in valuation reserves.

        Interest income: Interest income increased by $78,000, from $17,136,000 for the year ended December 31, 1997 to $17,214,000 for the year ended December 31, 1998. Interest income includes the interest earned on loans, the interest earned on short-term ("temporary") investments, up-front fees collected including the accretion of up-front fees and the interest earned on Spread Assets ("Spread Income"). This overall decrease was primarily attributable to a decrease in interest on temporary investments and the continued decline in interest rates on new loan originations.

        Interest on short-term investments for the year ended December 31, 1997 was greater than for 1998 due to the fact that the average temporary investments outstanding during the year ended December 31, 1998 were $13.8 million, a 52% decrease from $28.9 million during the year ended December 31, 1997. The average outstanding temporary investments fluctuates based on the size and timing of receipt of capital resources and the volume of loan originations and prepayment activities. Accordingly, interest on temporary investments decreased by $782,000, or 58%, from $1,358,000 during the year ended December 31, 1997 to $576,000 during the year ended December 31, 1998.

        Interest income on loans increased by $860,000, or 5%, from $15,778,000 during the year ended December 31, 1997 to $16,638,000 during the year ended December 31, 1998. The increase in interest income was primarily a result of the increase in outstanding principal on loans. The average retained loan portfolio increased by 18% to $134.4 million during the year ended December 31, 1998 from $113.8 million during the year ended December 31, 1997. This increase was partially offset by a continuation of lower interest rates charged on new loan originations and the prepayment of the higher interest rate loans. As competition has increased and acceptability of hospitality lending was increased by loan programs of major investment banks (commonly known as "conduit" programs), the rate able to be charged by the Company was decreasing while prepayments were increasing. The proceeds from the prepayments were invested initially in temporary investments and have been re-loaned at lower interest rates. As a result, the weighted average interest rates on outstanding retained loans decreased to 10.0% at December 31, 1998 from 10.5 % at December 31, 1997.

        Premium income: Premium income decreased by $1,000,000 (56%) from $1,776,000 for the year ended December 31, 1997 to $776,000 for the year ended December 31, 1998. This decrease was primarily attributable to a $11,660,000 (53%) decrease in the government guaranteed portion of loans held for sale or sold (under the SBA 7(a) Program) from $21,638,000 during the year ended December 31, 1997 to $9,978,000 during the year ended December 31, 1998. As a result of several factors, the number and dollar volume of loans originated by First Western under the SBA 7(a) Program have decreased. The factors which contributed to this decrease included an increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) Program, increased competition for SBA 7(a) Program loans, and an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) Program. Accordingly, premiums earned have been significantly reduced. It is anticipated that future fundings, and sales of the guaranteed portion of loans, may continue at levels experienced during 1998.

        Other investment income, net: Other investment income, net, increased by $303,000 (60%) from $504,000 for the year ended December 31, 1997 to $807,000 for the year ended December 31, 1998. This increase was primarily attributable to an increase in prepayment fees received and recognition of discount related to fixed-rate loans which were prepaid in full and forfeited commitment fees during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

        Equity in income (loss) of unconsolidated subsidiaries: Equity in income (loss) of unconsolidated subsidiaries increased by $64,000 (3%), from $2,560,000 during the year ended December 31, 1997 to $2,624,000 during the year ended December 31, 1998. The 1996 Partnership had net income of $2,377,000 and $2,608,000 during the years ended December 31, 1998 and 1997, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans held by the 1996 Partnership. Accordingly, the interest earned on the 1996 Partnership assets is decreasing resulting in less net profits. The loans held by the 1996 Partnership will continue to be reduced resulting in a decline in profits to the Company in future periods of operations. The 1996 Partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the 1996 Notes issued by the 1996 Partnership. During the year ended December 31, 1998 and 1997, the net income from the 1996 Partnership included $584,000 and $208,000, respectively, in prepayment fees received on loans paid-off prior to their contractual maturity. Also included in equity in income of unconsolidated subsidiaries is the net income of PMC Advisers and the 1998 Partnership of $179,000 and $178,000, respectively, during the year ended December 31, 1998 and the operations of PMC Funding which had losses of $109,000 and $48,000 during the years ended December 31, 1998 and 1997, respectively.

        Other income, net: Other income, net, increased by $463,000 (19%) from $2,430,000 during the year ended December 31, 1997 to $2,893,000 during the year ended December 31, 1998. Other income increased during the year ended December 31, 1998 primarily due to increased investment management fees generated by PMC Advisers related to the completion of a structured financing by PMC Commercial (approximately $167,000) and fees related to the acquisition by PMC Commercial of the Amerihost hotel properties (approximately $466,000).

        Operating expenses: Operating expenses, not including interest, increased by $570,000 (11%) from $5,054,000 during the year ended December 31, 1997 to $5,624,000 during the year ended December 31, 1998. This increase was primarily a result of an increase in salaries and related benefits of $530,000 (15%) from $3,435,000 during the year ended December 31, 1997, to $3,965,000 during the year ended December 31, 1998. The increase in salaries and related benefits was attributable to a decrease in the salaries and related benefits which were capitalized during the year ended December 31, 1998 as compared to the year ended December 31, 1997. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and director's and shareholder's expense. The largest operating expense is the salaries and related benefits which consist of salaries for the Company's officers and employees who provide all of the Company's management, advisory, and portfolio functions, including marketing, servicing, accounting and portfolio analysis. Salaries and related benefits were 16% and 14%, respectively, of total income during the years ended December 31, 1998 and 1997. It is anticipated that operating expenses will maintain at present levels during the year ending December 31, 1999.

        Interest expense: Interest expense decreased by $81,000 (1%) from $5,548,000 during the year ended December 31, 1997 to $5,467,000 during the year ended December 31, 1998. Interest expense results primarily from interest payments made on (i) the Company's $35 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 2.8 years as of December 31, 1998, and (ii) $39,790,000 of debentures due to the SBA as a result of borrowings made by the Company's SBIC subsidiaries, with a weighted average interest rate of approximately 6.6% and weighted average remaining maturity of 4.3 years as of December 31, 1998. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million in SBA debentures during February 1997 and $1.5 million in February 1998.

        Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments decreased from a gain of $1,818,000 during the year ended December 31, 1997 to a gain of $726,000 during the year ended December 31, 1998. The primary reason for the decrease in gain was the reduction in the gain on sale of assets (related to the sale of loan pools) by the Company. The Company recognized a $2,360,000 gain from the sale of First Western loans in 1997 and a $925,000 gain from the sale of loans to the 1998 Partnership. The gain in 1997 was greater since; (i) in the 1997 sale, the notes were sold at par and the underlying loans were previously reflected at a discount of approximately $1.6 million (in accordance with Emerging Issues Task Force 88-11) while in the 1998 Structured Sale the loans were sold at par and the underlying loans receivable were previously reflected at par, and (ii) the 1997 sale was at a greater spread between the weighted average interest rate of the loans receivable and the coupon due to the security holders as compared to the 1998 Structured Sale.

        During the years ended December 31, 1998 and 1997, the Company recorded unrealized gains of $120,000 and losses of $300,000, respectively, relating to the interest-only strip receivables in accordance with SFAS No. 125. Additionally, net unrealized and realized losses on retained loans receivable were $319,000 and $242,000 during the years ended December 31, 1998 and 1997, respectively.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER 31, 1996

        Net income increased by $2,402,000 from $13,220,000 during the year ended December 31, 1996 to $15,622,000 during the year ended December 31, 1997. The weighted average common shares outstanding increased by approximately 4% from 11,002,000 during the year ended December 31, 1996 to 11,411,000 during the year ended December 31, 1997 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan. The most significant reason for the increase in net income was the gain recognized on the sale of loan portfolio during the year ended December 31, 1997.

        Interest income: Interest income decreased by $1,435,000 (8%), from $18,571,000 for the year ended December 31, 1996 to $17,136,000 for the year ended December 31, 1997. This decrease was primarily attributable to a reduction in PMC Capital's loan portfolio resulting from the 1996 Structured Financing completed during November 1996 and the First Western Securitization in December 1997 and a reduction in interest rates on loan originations in 1997. The average retained loan portfolio outstanding decreased 9% from $124.9 million during the year ended December 31, 1996 to $113.8 million during the year ended December 31, 1997. Accordingly, interest income on loans (not including the 1996 Partnership) decreased by $1,726,000, or 10%, from $17,504,000 during the year ended December 31, 1996 to $15,778,000 during the year ended December 31, 1997. Including the interest earned by the 1996 Partnership of $591,000 and $4,662,000 during the years ended December 31, 1996 and 1997, respectively, interest income on loans increased by $2,346,000 (13%) to $20,441,000 for the year ended December 31, 1997 as compared to $18,095,000 during the year ended December 31, 1996. During the year ended December 31, 1997, the Company earned increased interest on short-term investments due to the funds received from the Structured Financing and the First Western Securitization in December 1997. As a result, during the year ended December 31, 1997, average temporary investments outstanding were $28.9 million, a 36% increase from $21.3 million during the year ended December 31, 1996. Accordingly, interest on temporary investments increased by $291,000, or 27%, from $1,067,000 during the year ended December 31, 1996 to $1,358,000 during the year ended December 31, 1997.

        Premium income: Premium income decreased by $166,000 (9%), from $1,942,000 for the year ended December 31, 1996 to $1,776,000 for the year ended December 31, 1997. This decrease was primarily attributable to lower premium percentages paid for the loans sold during the year ended December 31, 1997 as compared to December 31, 1996. The primary reason for the lower premium percentages is that the spread above Prime for loans originated and sold was lower in 1997 than 1996. When the lower interest rate loans are sold, the percentage premium paid is usually less, accordingly, the income recognized from loan sales decreased even though the loans sold increased from $20.0 million during the year ended December 31, 1996 to $21.6 million during the year ended December 31, 1997.

        Other investment income, net: Other investment income, net, decreased by $104,000 (17%), from $608,000 for the year ended December 31, 1996 to $504,000 for the year ended December 31, 1997. This decrease was primarily attributable to a decrease in prepayment fees on the fixed-rate loan portfolio received during the year ended December 31, 1997 as compared to the year ended December 31, 1996.

        Equity in income (loss) of unconsolidated subsidiaries: Equity in income (loss) of unconsolidated subsidiaries increased by $2,191,000, from income, net, of $369,000 during the year ended December 31, 1996 to income, net, of $2,560,000 during the year ended December 31, 1997. The increase is primarily due to the formation of the 1996 Partnership in November 1996 which had net profits of $2,608,000 during the year ended December 31, 1997 compared to $328,000 during the year ended December 31, 1996. The 1996 Partnership profits include all yield generated from the loans contributed by PMC Capital less the cost of the Notes issued by the 1996 Partnership. Offsetting a portion of the Partnership income were the operations of PMC Funding which had a decrease in revenues from charter services of its airplane which resulted in a reduction in profits from a net income of $41,000 during the year ended December 31, 1996 to a net loss of $48,000 during the year ended December 31, 1997.

        Other income, net: Other income, net, increased by $99,000 (4%), from $2,331,000 during the year ended December 31, 1996 to $2,430,000 during the year ended December 31, 1997. This increase was primarily a result of an increase in advisory fees. This increase was realized even though a $251,000 fee was generated by PMC Advisers during the year ended December 31, 1996 related to an equity offering of PMC Commercial for which there was no comparable transaction in 1997.

        Operating expenses: Operating expenses, not including interest, increased by $308,000 (6%), from $4,746,000 during the year ended December 31, 1996 to $5,054,000 during the year ended December 31, 1997. This increase was a result of an increase in salaries and related benefits of 255,000 (8%), from $3,180,000 during the year ended December 31, 1996, to $3,435,000 during the year ended December 31, 1997. The increase in salaries and related benefits was attributable to an increased number of employees (due to the increase in portfolio under management, the complexity of the financing transactions undertaken by the Company and an increase in marketing personnel), and a general increase in the level of salaries for employees during 1996 and 1997. Rent expense increased by $16,000 (8%) during the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to the opening of a new office during 1997 (Phoenix, Arizona) and the expansion of the Company's space occupied and an increase in the base rent at its headquarters. Legal and accounting increased by $43,000 (29%) during the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to the increased cost of the annual audit (primarily attributable to the formation of the Partnership) and increases in general corporate legal services. General and administrative costs decreased by $46,000 during the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to reductions in state franchise taxes.

        Interest expense decreased by $160,000 (3%), from $5,708,000 during the year ended December 31, 1996 to $5,548,000 during the year ended December 31, 1997. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million and $1.0 million in SBA debentures during February 1997 and September 1997, respectively.

        Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments (not including the sale of assets) changed from a loss of $147,000 during the year ended December 31, 1996 to a loss of $542,000 during the year ended December 31, 1997. The period ended December 31, 1997 includes the effect of the $300,000 unrealized loss related to the interest-only strip receivables. During both periods, loan losses were minimal. During the year ended December 31, 1996, the Company recognized $35,000 in recoveries from previously written-off loans which reduced the net loss during the period. There were no comparable recoveries during the year ended December 31, 1997. During the year ended December 31, 1997, the Company recognized approximately $100,000 in reversal of reserves on loans that paid in full or have become amortizing loans and the likelihood of collection has significantly increased which reduced the net loss during the period. There were no comparable adjustments during the year ended December 31, 1996.

CASH FLOW ANALYSIS

        The Company generated $12,052,000 and $10,581,000 from operating activities during the years ended December 31, 1998 and 1997, respectively. The primary source of the Company's funds are from net income. The source of funds from net income is adjusted primarily by the change in other assets and liabilities and First Western's lending activities. Included in cash flows from operating activities is the lending activity of First Western relating to the government guaranteed portion of the SBA 7(a) Program loans originated which are sold into the secondary market ("Government Guaranteed Lending"). During the years ended December 31, 1998 and 1997, the Company had a net source of cash of $2,571,000 and $1,016,000, respectively, from Government Guaranteed Lending activities representing an increase in source of funds of $1,555,000. During the years ended December 31, 1998 and 1997, the Company used net cash of $1,376,000 and $2,070,000, respectively, from the change in operating assets and liabilities.

        The Company used $37,126,000 and $31,401,000, respectively from investing activities during the years ended December 31, 1998 and 1997, respectively. During the year ended December 31, 1997, the Company received approximately $23.0 million from the First Western securitization completed in December 1997. The Company decreased its use of funds relating to loan activity from a net use of funds of $55,670,000 during the year ended December 31, 1997 to a net use of funds of $34,382,000 during the year ended December 31, 1998. This decrease of $21,288,000 was due to a decrease in loans funded of approximately $6.7 million and an increase in prepayment activity. Principal collected increased by $14.7 million from $10.0 million during the year ended December 31, 1997 to $24.7 million during the year ended December 31, 1998.

        The Company had a net source of $29,267,000 and a net use of $11,695,000 from financing activities during the years ended December 31, 1998 and 1997, respectively. The primary reason for the change was the source of $40.9 million in proceeds from the 1998 Structured Sale. There was no comparable transaction during the year ended December 31, 1997. Dividends paid on common stock during the year ended December 31, 1998 were $14,771,000 as compared to $13,197,000 during the year ended December 31, 1997, an increase of $1,574,000 (12%). The Company also had a decrease in funds received from the issuance of common stock of $3,414,000 (62%) from $5,475,000 during the year ended December 31, 1997 to $2,061,000 during the year ended December 31, 1998. This decrease was a result of the curtailment of the cash portion of the Company's dividend reinvestment plan during March 1998 and the utilization of the market purchase option for plan participants. Under the market purchase option, the Company does not receive any of the proceeds from plan participants. SBA debenture repayments required at maturity decreased by $1,780,000 from $3,280,000 during the year ended December 31, 1997 to $1,500,000 during the year ended December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

        SOURCES AND USES OF FUNDS: As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders (see "Dividends"). Consequently, the Company must procure funds from sources other than earnings in order to meet its capital requirements.

        The primary use of the Company's funds is to originate loans. The Company also expends funds for payment of (i) dividends to shareholders, (ii) principal due on borrowings, (iii) interest and related financing costs, (iv) general and administrative expenses, (v) capital expenditures and (vi) advances on loan liquidations. Approximately $4.8 million of the Company's SBA debentures were paid in full during 1997 and 1998 as these debentures matured.

        Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured medium-term notes, the securitization and sale of its loan portfolio (see "Business - Leverage") and the utilization of its short-term, unsecured revolving credit facility (as described below). During 1998, the Company structured a collateralized financing of its variable-rate loans primarily originated as part of the Prime Lending Program ( see "Business - Leverage" ). Prospectively, in order to generate growth in the size of its investment portfolio, the Company will continually review the need for obtaining additional funds from: (i) securitization and sale of a portion of the loan portfolio, (ii) borrowings under its credit facility, (iii) medium-term debt offerings and/or (iv) equity offerings. As a result of the current volatile market conditions for asset backed securities such as securities sold by the Company, alternative sources of funds have been identified by management. It is anticipated that during the year ended December 31, 1999 the Company will primarily rely on its revolving credit facility, the proceeds from principal payments on loans and the issuance of SBA debentures to the extent funds are necessary to originate loans. The Company will continue to monitor the asset backed securities market and to the extent the pricing appears cost efficient, may structure and sell a pool of fixed-rate loans. Presently, the Company has identified approximately $60 million of fixed-rate loans for securitization. During the year ended December 31, 1999, the

Company will have $6.7 million in senior unsecured notes and $4.2 million in SBA debentures which will mature. It is expected that the senior unsecured notes will be renewed under substantially the same terms and conditions presently outstanding. The SBA debentures are expected to be "rolled-over" into new SBA debentures with 10 year maturities. As part of the SBA's commitment to Western Financial and PMCIC to provide guaranties on $11.5 million in future debentures, $4.2 million will be utilized for the "roll-over" debentures. Management believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs.

        COMMITMENTS: Loan commitments outstanding at December 31, 1998 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $57.3 million. Of these commitments, $19.8 million were for loans partially guaranteed by the SBA of which approximately $16.7 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

        REVOLVING CREDIT FACILITY: PMC Capital has a $15 million uncollateralized revolving credit facility which expires in March 2000. At December 31, 1998, the Company had no borrowings outstanding under this revolving credit facility, and had availability of $15 million. Advances pursuant to the credit facility bear interest at the Company's option at either the lender's prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to senior debt (as defined in the credit facility) will not fall below 135%. At December 31, 1998 the Company was in compliance with all covenants of this facility.

        SBA DEBENTURES: Due to changes in the SBIC program increasing the cost and availability of SBA debentures, the Company had been utilizing other sources of funds to expand its loan portfolio through December 31, 1998. The cost and terms of these other sources of funds are not as favorable as those historically achieved on SBA debentures and SSBIC preferred stock; however, the Company had been able to issue debt through private placement of notes and generate working capital through the securitization and sale of a portion of its portfolio at rates generally better than available through the the issuance of SBA debentures under the relative terms in existence during the first half of 1998. As the cost of funds through the issuance of asset-backed securities increased during the latter half of 1998, the Company determined that the cost of debentures through the SBIC program was again cost efficient. As a result, the Company applied for and was approved by the SBA for the issuance of up to $11.5 million in SBA debentures. It is anticipated that a significant portion of these debentures will be issued during the year ended December 31, 1999 including $4.2 million for the "roll-over" of SBA debentures which mature in 1999.

        INVESTMENT COMPANY ACT REQUIREMENTS: PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.

        DIVIDENDS: PMC Capital has historically paid out 100% of its investment company taxable income and not paid any return of capital. There are certain timing differences between book and tax income, most notably the recognition of commitment fees received and the recognition of income relating to the 1998 Private Placement. A portion of dividends paid during 1998 pertained to earnings in 1997 including the effect of the gain from a securitization and sale of certain loans originated by First Western completed in December 1997 (these amounts being the "Carry-Forward Amounts"). As a result of these timing differences and the Carry-Forward Amounts, the payment and amount of dividends does not necessarily coincide with the Company's earnings. The Company utilized a substantial portion of its Carry-Forward Amounts during 1998 to pay dividends. The Company presently anticipates that the dividend will be stabilized at $0.25 per share, per quarter during 1999. The dividend paid on January 11, 1999 was $0.25 per share. The Company may amend this stabilized dividend policy as warranted by earnings.

YEAR 2000 COMPLIANCE UPDATE

        The Year 2000 issue concerns the potential impact of historic computer software code that only utilized two digits to represent the calendar year (e.g. "98" for "1998"). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company's direct control and outside of the Company's ownership, yet with which the Company electronically or operationally interfaces. Regulators have intensively focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with these regulatory concerns.

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

        The Company intends to use internal resources to test the software for Year 2000 modifications. The Company plans to substantially complete its Year 2000 assessment and remediation by the end of the second quarter of 1999. The total project cost (while not considered to be material) has not yet been determined. However, based on preliminary information, the majority of the project cost will be attributable to employee time necessary to test the present system and to meet future industry requirements and will accordingly be expensed. To date, the Company has installed new personal computer terminals at a cost of approximately $25,000 which was not related to any specific year 2000 concern. In addition, the Company has not incurred any material costs related to the assessment of, and preliminary efforts in connection with its Year 2000 issues. The costs of the project and the date on which the Company plans to complete its Year 2000 assessment and remediation are based on management's estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, completion by third parties (primarily the Company's bank) of their Year 2000 evaluations and their required modifications. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

IMPACT OF INFLATION

        The Company does not believe that inflation materially affects its business other than the impact that it may have on the securities markets, the valuation of collateral underlying the loans and the relationship of the valuations to underlying earnings. Those could all influence the value of the Company's investments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is subject to market risk associated with changes in interest rates.

         The Company's balance sheet consists of two items subject to interest rate risk. First, a majority of the Company's investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. In addition, changes in market interest rates are not typically a significant factor in the board of directors' determination of fair value of these loans. Significant reductions in interest rates, however, can prompt increased prepayments of the Company's loans, resulting in possible decreases in long-term revenues due to the relending of the prepayment proceeds at lower interest rates (See "Item 1. Business - Interest Rate and Prepayment Risk"). Second, the Company's liabilities consist of debt payable to the SBA and the Company's senior unsecured debt. The SBA debentures and the senior unsecured debt are payable at fixed rates of interest, so changes in interest rates do not affect the Company's interest expense (See "Business - Leverage and Interest Rate and Prepayment Risk").

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements and supplementary data are included in this report beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999.


ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 12, 1999.

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

                                          PMC Capital, Inc.

                                          By: /s/ Lance B. Rosemore
                                              -------------------------------
                                                  Lance B. Rosemore, President

Dated March 30, 1999

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

             Name                             Title                             Date
             ----                             -----                             ----

/s/ DR. FREDRIC M. ROSEMORE            Chairman of the Board                March 30, 1999
---------------------------------      and Treasurer
DR. FREDRIC M. ROSEMORE


/s/ LANCE B. ROSEMORE                  President, Chief Executive           March 30, 1999
---------------------------------      Officer, Secretary and Director
LANCE B. ROSEMORE                      (Principal Executive Officer)


/s/ DR. ANDREW S. ROSEMORE             Executive Vice President,            March 30, 1999
---------------------------------      Chief Operating Officer
DR. ANDREW S. ROSEMORE                 and Director


/s/ BARRY N. BERLIN                    Chief Financial Officer              March 30, 1999
---------------------------------      (Principal Financial and
BARRY N. BERLIN                        Accounting Officer)


                                       Director
---------------------------------
LEE RUWITCH


/s/ DR. MARTHA GREENBERG               Director                             March 30, 1999
---------------------------------
DR. MARTHA GREENBERG


/s/ DR. IRVIN BORISH                   Director                             March 30, 1999
---------------------------------
DR. IRVIN BORISH


/s/ THOMAS HAMILL                      Director                             March 30, 1999
---------------------------------
THOMAS HAMILL


/s/ ROBERT DIAMOND                     Director                             March 30, 1999
---------------------------------
ROBERT DIAMOND


/s/ BARRY IMBER                        Director                             March 30, 1999
---------------------------------
BARRY IMBER

                      PMC CAPITAL, INC. AND SUBSIDIARIES
                                   FORM 10-K
                         INDEX TO FINANCIAL STATEMENTS


PMC CAPITAL, INC. AND SUBSIDIARIES

    Summary of Selected Financial Information......................................................................F-2

    Quarterly Statistics...........................................................................................F-3

    Report of Independent Accountants..............................................................................F-4

    Consolidated Financial Statements:

        Financial Highlights.......................................................................................F-5

        Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................F-6

        Consolidated Schedule of Investments as of December 31, 1998...............................................F-7

        Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996.....................F-9

        Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996.......F-10

        Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996.................F-11

        Notes to Consolidated Financial Statements.................................................................F-12

    Consolidating Financial Statements:

        Report of Independent Accountants on Consolidating Financial Statements ...................................F-28

        Consolidating Balance Sheet as of December 31, 1998........................................................F-29

        Consolidating Statement of Income for the Year Ended December 31, 1998.....................................F-30

        Consolidating Statement of Shareholders' Equity for the Year Ended December 31, 1998.......................F-31

        Consolidating Statement of Cash Flows for the Year Ended December 31, 1998.................................F-32


PMC CAPITAL LIMITED PARTNERSHIP

    Report of Independent Accountants..............................................................................F-33

    Statements of Assets, Liabilities and Partners' Capital as of December 31, 1998 and 1997.......................F-34

    Statements of Income for the years ended December 31, 1998 and 1997 and for the Period From
          November 8, 1996 (Inception) to December 31, 1996........................................................F-35

    Statements of Partners' Capital for the years ended December 31, 1998 and 1997 and for the Period From
          November 8, 1996 (Inception) to December 31, 1996........................................................F-36

    Statements of Cash Flows for the years ended December 31, 1998 and 1997 and for the Period From
          November 8, 1996 (Inception) to December 31, 1996........................................................F-37

    Notes to Financial Statements..................................................................................F-38

PMC CAPITAL, L.P. 1998-1

    Report of Independent Accountants..............................................................................F-42

    Statement of Assets, Liabilities and Partners' Capital as of December 31, 1998.................................F-43

    Statement of Income for the Period From November 24, 1998 (Inception) to December 31, 1998.....................F-44

    Statement of Partners' Capital for the Period From November 24, 1998 (Inception) to December 31, 1998..........F-45

    Statement of Cash Flows for the Period From November 24, 1998 (Inception) to December 31, 1998.................F-46

    Notes to Financial Statements..................................................................................F-47

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   SUMMARY OF SELECTED FINANCIAL INFORMATION


                                                                                 Years Ended December 31,
                                                          ----------------------------------------------------------------------
                                                             1998           1997           1996           1995           1994
                                                          ----------     ----------     ----------     ----------     ----------
                                                                    (in thousands, except per share data and ratios)
Operating:

Operating income ......................................   $   24,314     $   24,406     $   23,821     $   21,262     $   16,450

Operating expenses ....................................      (11,091)       (10,602)       (10,454)        (9,541)        (7,578)

Realized and unrealized gain (loss) on investments ....          726          1,818           (147)          (359)         3,151
                                                          ----------     ----------     ----------     ----------     ----------
Net operating income and realized and unrealized
  gain (loss) on investments ..........................   $   13,949     $   15,622     $   13,220     $   11,362     $   12,023
                                                          ==========     ==========     ==========     ==========     ==========
Dividends declared, common ............................   $   14,473     $   14,543     $   12,853     $   11,600     $   11,244
                                                          ==========     ==========     ==========     ==========     ==========
Earnings per common share .............................   $     1.16     $     1.35     $     1.18     $     1.03     $     1.12
                                                          ==========     ==========     ==========     ==========     ==========
Dividends per common share ............................   $     1.23     $     1.27     $     1.16     $     1.08     $     1.06
                                                          ==========     ==========     ==========     ==========     ==========
Weighted average common shares outstanding ............       11,800         11,411         11,002         10,768         10,650
                                                          ==========     ==========     ==========     ==========     ==========
Loans funded ..........................................   $   66,450     $   86,361     $   70,154     $   77,567     $   75,349
                                                          ==========     ==========     ==========     ==========     ==========
At end of period:

Loans receivable, net .................................   $  116,711     $  127,240     $   93,354     $  110,499     $   75,264
                                                          ==========     ==========     ==========     ==========     ==========
Total assets ..........................................   $  163,349     $  165,839     $  164,964     $  159,002     $  125,416
                                                          ==========     ==========     ==========     ==========     ==========
SBA debentures payable ................................   $   39,790     $   41,290     $   44,570     $   43,540     $   26,280
                                                          ==========     ==========     ==========     ==========     ==========
Notes payable .........................................   $   35,000     $   35,000     $   35,000     $   35,001     $   25,001
                                                          ==========     ==========     ==========     ==========     ==========
Preferred stock of consolidated subsidiary ............   $    7,000     $    7,000     $    7,000     $    7,000     $    5,000
                                                          ==========     ==========     ==========     ==========     ==========
Common shareholders' equity ...........................   $   72,151     $   70,166     $   62,903     $   59,088     $   57,371
                                                          ==========     ==========     ==========     ==========     ==========
Number of common shares outstanding ...................       11,829         11,631         11,162         10,871         10,684
                                                          ==========     ==========     ==========     ==========     ==========
Ratios:

Return on average assets ..............................          8.5%           9.7%           8.3%           8.0%          10.3%
                                                          ==========     ==========     ==========     ==========     ==========
Return on average common shareholders' equity .........         19.2%          23.3%          21.3%          19.2%          21.2%
                                                          ==========     ==========     ==========     ==========     ==========

                   PMC CAPITAL, INC. AND SUBSIDIARIES
                          QUARTERLY STATISTICS
                               (Unaudited)
                  (in thousands except per share data)

                                                            YEAR ENDED DECEMBER 31, 1998
                                           ------------------------------------------------------------------
                                             First        Second         Third        Fourth
                                            Quarter       Quarter       Quarter       Quarter         Total
                                           ----------    ----------    ----------    ----------    ----------

Operating income .......................   $    5,790    $    6,441    $    6,049    $    6,034    $   24,314

Net operating income ...................   $    3,068    $    3,788    $    3,369    $    2,998    $   13,223

Net gain (loss) on investments .........   $      224    $     (457)   $       90    $      869    $      726

Net increase in net assets
     resulting from operations .........   $    3,292    $    3,331    $    3,459    $    3,867    $   13,949

-------------------------------------------------------------------------------------------------------------
                                                  PER SHARE
-------------------------------------------------------------------------------------------------------------

Operating income .......................   $    0.494    $    0.545    $    0.511    $    0.510    $    2.060

Net operating income ...................   $    0.262    $    0.321    $    0.285    $    0.253    $    1.121

Net gain (loss) on investments .........   $    0.019    $   (0.039)   $    0.008    $    0.073    $    0.061

Net increase in net assets
     resulting from operations .........   $    0.281    $    0.282    $    0.293    $    0.326    $    1.182


                                                            YEAR ENDED DECEMBER 31, 1997
                                           ------------------------------------------------------------------
                                             First        Second         Third        Fourth
                                            Quarter       Quarter       Quarter       Quarter         Total
                                           ----------    ----------    ----------    ----------    ----------
Operating income .......................   $    5,954    $    6,103    $    6,082    $    6,267    $   24,406

Net operating income ...................   $    3,324    $    3,488    $    3,471    $    3,521    $   13,804

Net gain (loss) on investments .........   $      (57)   $       38    $      (20)   $    1,857    $    1,818

Net increase in net assets
     resulting from operations .........   $    3,267    $    3,526    $    3,451    $    5,378    $   15,622

-------------------------------------------------------------------------------------------------------------
                                                  PER SHARE
-------------------------------------------------------------------------------------------------------------

Operating income .......................   $    0.530    $    0.538    $    0.531    $    0.540    $    2.139

Net operating income ...................   $    0.296    $    0.307    $    0.303    $    0.303    $    1.209

Net gain (loss) on investments .........   $   (0.005)   $    0.003    $   (0.002)   $    0.160    $    0.156

Net increase in net assets
     resulting from operations .........   $    0.291    $    0.310    $    0.301    $    0.463    $    1.365

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Shareholders and Board of Directors
PMC Capital, Inc.:


In our opinion, the accompanying consolidated balance sheets as of December 31, 1998 and 1997, including the schedule of investments as of December 31, 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998 and the financial highlights for each of the five years in the period ended December 31, 1998 present fairly, in all material respects, the financial position of PMC Capital, Inc. and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows and the financial highlights for the periods indicated, in conformity with generally accepted accounting principles. These financial statements and financial highlights (hereafter referred to as "financial statements") are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included examination or confirmation of securities owned as of December 31, 1998 and 1997, provide a reasonable basis for the opinion expressed above.

                                            PRICEWATERHOUSECOOPERS LLP

March 4, 1999
Dallas, Texas

--------------------------------------------------------------------------------
                       PMC CAPITAL, INC. AND SUBSIDIARIES
                              FINANCIAL HIGHLIGHTS
--------------------------------------------------------------------------------

        The following financial highlights of the Company should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere on this Form 10-K. The financial highlights below provide information about the Company's financial history. It uses the Company's fiscal year (which ends December 31) and expresses the per share operating performance in terms of a single share outstanding throughout each fiscal period. The information is derived from the audited consolidated financial statements. The financial highlights have been audited by PricewaterhouseCoopers LLP, independent accountants.

                                                                                     Years Ended December 31,
                                                                ------------------------------------------------------------------
                                                                   1998          1997          1996          1995          1994
                                                                ----------    ----------    ----------    ----------    ----------
Per share operating performance (1):
        Net asset value, beginning of period ................   $     6.03    $     5.64    $     5.44    $     5.37    $     5.24
                                                                ----------    ----------    ----------    ----------    ----------

        Net operating income ................................         1.12          1.21          1.21          1.09          0.83
        Net gains or losses on securities
          realized and unrealized (2) .......................         0.20          0.47          0.17          0.08          0.37
                                                                ----------    ----------    ----------    ----------    ----------
            Total from investment operations ................         1.32          1.68          1.38          1.17          1.20
                                                                ----------    ----------    ----------    ----------    ----------

        Less distributions:
          Preferred shareholder of consolidated subsidiary ..         0.02          0.02          0.02          0.02          0.01
          Common shareholders ...............................         1.23          1.27          1.16          1.08          1.06
                                                                ----------    ----------    ----------    ----------    ----------

             Total distributions ............................         1.25          1.29          1.18          1.10          1.07
                                                                ----------    ----------    ----------    ----------    ----------

        Net asset value, end of period ......................   $     6.10    $     6.03    $     5.64    $     5.44    $     5.37
                                                                ==========    ==========    ==========    ==========    ==========

        Per share market value, end of period ...............   $     8.56    $    14.56    $    14.00    $    12.63    $    13.50
                                                                ==========    ==========    ==========    ==========    ==========

        Total investment return .............................          (33)%          13%           20%            2%            0%
                                                                ==========    ==========    ==========    ==========    ==========

RATIOS AND SUPPLEMENTAL DATA:
        Net assets, end of period (in thousands) ............   $   72,151    $   70,166    $   62,903    $   59,088    $   57,371
                                                                ==========    ==========    ==========    ==========    ==========
        Ratio of expenses to average net assets .............           16%           16%           17%           16%           13%
                                                                ==========    ==========    ==========    ==========    ==========
        Ratio of operating income to average net assets .....           19%           21%           22%           20%           16%
                                                                ==========    ==========    ==========    ==========    ==========
        Ratio of net operating income and realized and
          unrealized gain (loss) on investments to
          average net assets ................................           20%           24%           22%           20%           21%
                                                                ==========    ==========    ==========    ==========    ==========
        Portfolio turnover (3) ..............................           58%           20%           16%           30%           65%
                                                                ==========    ==========    ==========    ==========    ==========


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

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                ( IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                             DECEMBER 31,
                                                                       ----------------------
                                                                          1998         1997
                                                                       ---------    ---------
                                 ASSETS
Investments at value:
  Loans receivable, net ............................................   $ 116,711    $ 127,240
  Cash equivalents .................................................      18,489       17,237
  Investment in unconsolidated subsidiaries ........................      12,930        7,797
  Interest-only strip receivables ..................................       4,168        3,708
  Restricted investments ...........................................       2,525        2,798
  Mortgage-backed security of affiliate ............................       2,168           --
  Real property owned ..............................................         109          296
                                                                       ---------    ---------

TOTAL INVESTMENTS AT VALUE .........................................     157,100      159,076
                                                                       ---------    ---------

OTHER ASSETS:
  Receivable for loans sold ........................................         156        1,346
  Due from unconsolidated subsidiaries .............................       2,579        1,302
  Servicing asset ..................................................       1,330        1,607
  Deferred charges, deposits and other assets ......................       1,140        1,398
  Accrued interest receivable ......................................         581          608
  Cash .............................................................         235          265
  Property and equipment, net ......................................         228          237
                                                                       ---------    ---------

TOTAL OTHER ASSETS .................................................       6,249        6,763
                                                                       ---------    ---------

TOTAL ASSETS .......................................................   $ 163,349    $ 165,839
                                                                       =========    =========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  SBA debentures payable ...........................................   $  39,790    $  41,290
  Notes payable ....................................................      35,000       35,000
  Accounts payable .................................................       1,728        3,269
  Dividends payable ................................................       3,020        4,018
  Borrower advances ................................................       1,598        1,678
  Accrued interest payable .........................................       1,264        1,316
  Due to unconsolidated subsidiaries ...............................           1          279
  Deferred fee revenue .............................................         666          571
  Other liabilities ................................................       1,131        1,252
                                                                       ---------    ---------

TOTAL LIABILITIES ..................................................      84,198       88,673
                                                                       ---------    ---------

Commitments and contingencies

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY ...........................       7,000        7,000
                                                                       ---------    ---------

SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares of $.01 par value,
       11,829,000 and 11,631,000 shares issued and outstanding
       at December 31, 1998 and 1997, respectively .................         118          116
  Additional paid-in capital .......................................      71,312       68,555
  Undistributed net operating income ...............................       1,495        2,289
  Net unrealized depreciation on investments .......................        (774)        (794)
                                                                       ---------    ---------

                                                                          72,151       70,166
                                                                       ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $ 163,349    $ 165,839
                                                                       =========    =========

NET ASSET VALUE PER COMMON SHARE ...................................   $    6.10    $    6.03
                                                                       =========    =========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                        PMC CAPITAL INC. AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                                                   RETAINED LOANS                           SERVICED LOANS (2)
                                                    -----------------------------------------------    -----------------------------
                                                      NUMBER                                           NUMBER
                                                      OF                                               OF
               CATEGORY / ISSUER (1)                  LOANS     VALUE       %        COST       %      LOANS      COST         %
               ---------------------                  ------   --------   -----    --------   -----    -----    --------     -----
LOANS TO SMALL BUSINESS CONCERNS (3):
      SMALL BUSINESS LENDING COMPANY LOANS:
      FIRST WESTERN SBLC, INC. AND SUBSIDIARY
        Hotels and motels .......................         54   $  4,383     3.8%   $  4,554     3.9%     100    $ 71,293      24.9%
        Gasoline / service stations .............         10        107      --         117      --       14       4,041       1.4%
        Restaurants .............................         27      1,039     0.9%      1,127     1.0%      57      11,066       3.9%
        Laundromats .............................          8        163     0.2%        170     0.2%      11       1,504       0.5%
        Retail, other ...........................         29      1,671     1.4%      1,721     1.5%      53       7,480       2.6%
        Health care .............................          8         33      --          36      --       11         678       0.2%
        Food and grocery stores .................          6        104     0.1%        104      --        8       1,805       0.6%
        Services ................................         41        837     0.7%        897     0.8%      77      11,871       4.2%
        Manufacturing ...........................         10         67     0.1%         70     0.1%      11       2,226       0.8%
        Wholesale ...............................         12        137     0.1%        142     0.1%      16       2,654       0.9%
        Car washes ..............................          1        382     0.3%        382     0.3%       2         468       0.2%
                                                      ------   --------   -----    --------   -----    -----    --------     -----
      Total .....................................        206      8,923     7.6%      9,320     7.9%     360     115,086      40.2%
                                                      ------   --------   -----    --------   -----    -----    --------     -----

      SMALL BUSINESS INVESTMENT COMPANY LOANS:
      WESTERN FINANCIAL CAPITAL CORPORATION
        Hotels and motels .......................         27     17,272    14.8%     17,370    14.7%      34      22,697       7.9%
        Gasoline / service stations .............          1        321     0.3%        321     0.3%       5       1,905       0.7%
        Restaurants .............................         --         --      --          --      --        2       1,299       0.4%
        Retail, other ...........................          2      1,473     1.3%      1,515     1.3%       3       1,614       0.6%
        Services ................................          6        828     0.7%        842     0.7%      13       3,573       1.2%
        Health care .............................         13        377     0.3%        394     0.3%      15         907       0.3%
        Food and grocery stores .................          1        116     0.1%        116     0.1%       1         116        --
        Manufacturing ...........................          1         39      --          39      --        1          39        --
        Agriculture .............................          1        495     0.4%        499     0.4%       2         861       0.3%
        Other notes receivable ..................          5        311     0.3%        341     0.3%       6         750       0.3%
                                                      ------   --------   -----    --------   -----    -----    --------     -----
      Total .....................................         57     21,232    18.2%     21,437    18.1%      82      33,761      11.7%
                                                      ------   --------   -----    --------   -----    -----    --------     -----

      SPECIALIZED SMALL BUSINESS INVESTMENT
         COMPANY LOANS:
      PMC INVESTMENT CORPORATION
        Hotels and motels .......................         50     39,300    33.7%     39,723    33.6%      81      63,856      22.3%
        Gasoline / service stations .............          6      2,486     2.1%      2,515     2.1%      11       4,434       1.6%
        Retail, other ...........................          1         35      --          35      --        1          35        --
        Services ................................          2        102      --         102      --        3         443       0.2%
        Health care .............................          7        289     0.2%        289     0.3%       7         289       0.1%
        Food and grocery stores .................          3        740     0.6%        745     0.6%       4         776       0.3%
        Other notes receivable ..................          2        217     0.2%        717     0.6%       2         717       0.2%
                                                      ------   --------   -----    --------   -----    -----    --------     -----
      Total .....................................         71     43,169    37.0%     44,126    37.2%     109      70,550      24.7%
                                                      ------   --------   -----    --------   -----    -----    --------     -----

      COMMERCIAL LOANS:
      PMC CAPITAL, INC ..........................
        Hotels and motels .......................         36     38,650    33.1%     38,672    32.7%      60      60,360      21.2%
        Gasoline / service stations .............          2        492     0.4%        493     0.4%       2         493       0.2%
        Retail, other ...........................          2      1,816     1.6%      1,818     1.5%       2       1,818       0.6%
        Services ................................          3        533     0.5%        533     0.5%       4       1,430       0.5%
        Commercial real estate ..................          3      1,117     1.0%      1,124     1.0%       4       1,682       0.6%
        Apartment complex .......................          1        779     0.7%        784     0.7%       1         784       0.3%
                                                      ------   --------   -----    --------   -----    -----    --------     -----
      Total .....................................         47     43,387    37.2%     43,424    36.8%      73      66,567      23.4%
                                                      ------   --------   -----    --------   -----    -----    --------     -----

      TOTAL LOANS RECEIVABLE (4) ................        381   $116,711   100.0%   $118,307   100.0%     624    $285,964     100.0%
                                                      ======   ========   =====    ========   =====    =====    ========     =====


                           (Continued on next page )

                        PMC CAPITAL INC. AND SUBSIDIARIES
                      CONSOLIDATED SCHEDULE OF INVESTMENTS
                                DECEMBER 31, 1998
              ( CONTINUED --  DOLLARS IN THOUSANDS, EXCEPT FOOTNOTES)

          CATEGORY / ISSUER                                                     VALUE          %         COST        %
          -----------------                                                 ---------      -----     ---------   -----
TOTAL LOANS RECEIVABLE (FROM PRIOR PAGE) ..................................   $ 116,711       74.3%    $ 118,307    74.5%
                                                                              ---------      -----     ---------   -----
MONEY MARKET AND FUND DEPOSIT ACCOUNTS (5):
          Bank money market saving accounts ...............................       7,104        4.5%        7,104     4.5%
          SunTrust, overnight repo account ................................       1,327        0.8%        1,327     0.8%
          Dreyfus, Cash Management Plus money market fund .................       4,026        2.6%        4,026     2.5%
          Goldman Sachs,  money market fund ...............................       2,011        1.3%        2,011     1.3%
          Goldman Sachs,  Prime Obligation money market fund ..............       4,021        2.6%        4,021     2.5%
                                                                              ---------      -----     ---------   -----
        Total money market and fund deposit accounts ......................      18,489       11.8%       18,489    11.6%
                                                                              ---------      -----     ---------   -----

INVESTMENT IN UNCONSOLIDATED SUBSIDIARIES:
          Investment in PMC Limited Partnership and affiliates ............       7,092        4.5%        7,092     4.5%
          Investment in PMC Advisers, Ltd. and subsidiary .................         205         --           205      --
          Investment in PMC Capital L.P. 1998-1 and affiliate .............       5,649        3.6%        5,649     3.6%
          Investment in PMC Funding Corp. and subsidiary ..................         (16)        --           (16)     --
                                                                              ---------      -----     ---------   -----
        Total investment in unconsolidated subsidiaries ...................      12,930        8.2%       12,930     8.1%
                                                                              ---------      -----     ---------   -----

OTHER INVESTMENTS:
          Interest-only strip receivable ..................................       4,168        2.7%        4,348     2.7%
          Investment in Class B certificate of PMC Capital L.P. 1998-1 ....       2,168        1.4%        2,168     1.4%
          SunBank Miami, restricted investments ...........................         817        0.5%          817     0.7%
          Bank One Trust Company, restricted investments ..................       1,708        1.1%        1,708     0.7%
          Real property owned .............................................         109        0.1%          109     0.1%
                                                                              ---------      -----     ---------   -----
        Total other investments ...........................................       8,970        5.7%        9,150     4.8%
                                                                              ---------      -----     ---------   -----

TOTAL INVESTMENTS (6) .....................................................   $ 157,100      100.0%    $ 158,876   100.0%
                                                                              =========      =====     =========   =====


(1) Names have been omitted as disclosure to the public may be detrimental to the small business.

(2) Balances include retained loans, loans sold into the secondary market ( $82.9 million ), the loans contributed to the Partnerships ( $61.9 million ) and the unguaranteed portion of First Western loans sold and serviced ( $22.9 million ). The balance does not include approximately $121.4 million of loan portfolio serviced on behalf of PMC Commercial Trust.

(3)   Interest rates on loans receivable range from 8.0% to 14.5%.

(4) Balances are at face value of loans, less discounts aggregating $330,000 in accordance with Emerging Issues Task Force 88-11, discounts on purchased loans of $61,000, unamortized fee revenue of $611,000 and reserves of $594,000.

(5) Interest or dividend rates on money market and fund deposit accounts range from 4% to 5%.

(6) The aggregate cost of investments for Federal income tax purposes is approximately $160 million.


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                       YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   1998          1997          1996
                                                                 --------      --------      --------
Investment income:
  Interest .................................................     $ 17,214      $ 17,136      $ 18,571
  Premium income ...........................................          776         1,776         1,942
  Other investment income, net .............................          807           504           608
                                                                 --------      --------      --------

Total investment income ....................................       18,797        19,416        21,121

Other income, net ..........................................        2,893         2,430         2,331
Equity in income of unconsolidated subsidiaries, net .......        2,624         2,560           369
                                                                 --------      --------      --------

Total income ...............................................       24,314        24,406        23,821
                                                                 --------      --------      --------

EXPENSES:
  Interest .................................................        5,467         5,548         5,708
  Salaries and related benefits ............................        3,965         3,435         3,180
  General and administrative ...............................          821           797           843
  Profit sharing plan ......................................          243           243           217
  Rent .....................................................          244           229           213
  Legal and accounting .....................................          182           192           149
  Small Business Administration fees .......................          106           108            99
  Directors and shareholders expense .......................           63            50            45
                                                                 --------      --------      --------

Total expenses .............................................       11,091        10,602        10,454
                                                                 --------      --------      --------


Net  operating income ......................................       13,223        13,804        13,367
                                                                 --------      --------      --------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off ......................................         (219)         (183)         (214)
    Recoveries on loans written-off ........................           --            --            35
    Sale of assets .........................................          925         2,360            --
    Change in unrealized appreciation
      (depreciation) on investments ........................           20          (359)           32
                                                                 --------      --------      --------

Total realized and unrealized gain (loss) on investments ...          726         1,818          (147)
                                                                 --------      --------      --------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS ...............................     $ 13,949      $ 15,622      $ 13,220
                                                                 ========      ========      ========


PREFERRED DIVIDENDS ........................................     $    250      $    250      $    251
                                                                 ========      ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .................       11,800        11,411        11,002
                                                                 ========      ========      ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE ................     $   1.16      $   1.35      $   1.18
                                                                 ========      ========      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                                       NET
                                                                               UNDISTRIBUTED        UNREALIZED
                                                               ADDITIONAL            NET           DEPRECIATION
                                                 COMMON         PAID-IN           OPERATING             ON
                                                 STOCK          CAPITAL            INCOME           INVESTMENTS          TOTAL
                                                 ------        ----------      -------------       ------------        --------
BALANCE, JANUARY 1, 1996 .............           $109           $58,429           $  1,017            $(467)           $ 59,088

Issuances of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 291,042 shares ......              3             3,696                 --               --               3,699

Net income ...........................             --                --             13,188               32              13,220

Dividends:

  Preferred ..........................             --                --               (251)              --                (251)

  Common ($1.16 per common share) ....             --                --            (12,853)              --             (12,853)
                                                 ----           -------           --------            -----            --------
BALANCE, DECEMBER 31, 1996 ...........            112            62,125              1,101             (435)             62,903

Issuances of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 468,706 shares ......              4             6,430                 --               --               6,434

Net income ...........................             --                --             15,981             (359)             15,622

Dividends:

  Preferred ..........................             --                --               (250)              --                (250)

  Common ($1.27 per common share) ....             --                --            (14,543)              --             (14,543)
                                                 ----           -------           --------            -----            --------
BALANCE, DECEMBER 31, 1997 ...........            116            68,555              2,289             (794)             70,166

Issuances of common stock pursuant
  to dividend reinvestment and cash
  purchase plan, 198,329 shares ......              2             2,757                 --               --               2,759

Net income ...........................             --                --             13,929               20              13,949

Dividends:

  Preferred ..........................             --                --               (250)              --                (250)

  Common ($1.23 per common share) ....             --                --            (14,473)              --             (14,473)
                                                 ----           -------           --------            -----            --------
BALANCE,  DECEMBER 31, 1998 ..........           $118           $71,312           $  1,495            $(774)           $ 72,151
                                                 ====           =======           ========            =====            ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                                YEARS ENDED DECEMBER 31,
                                                                                          ------------------------------------
                                                                                            1998          1997          1996
                                                                                          --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments .......     $ 13,949      $ 15,622      $ 13,220
  Adjustments to reconcile net operating income and realized and unrealized gain
    (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale .................................................       (7,407)      (20,622)      (21,915)
        Proceeds from sale of guaranteed loans ......................................        9,978        21,638        19,988
        Change in unrealized depreciation on investments and loans written-off ......          199           543           182
        Unrealized premium income, net ..............................................           (7)          215            (5)
        Depreciation and amortization ...............................................        1,340         1,032         1,084
        Accretion of loan discount and deferred fees ................................       (1,163)       (1,623)         (957)
        Deferred fees collected .....................................................           91           766           785
        Gain on sale of assets, net .................................................         (928)       (2,360)           --
        Equity in income of unconsolidated subsidiaries, net ........................       (2,624)       (2,560)         (369)
        Net change in operating assets and liabilities:
            Accrued interest receivable .............................................           29          (231)          347
            Other assets ............................................................          338          (527)          357
            Accrued interest payable ................................................          (52)         (127)            8
            Borrower advances .......................................................          (81)         (116)         (465)
            Other liabilities .......................................................       (1,610)       (1,069)        1,812
                                                                                          --------      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................       12,052        10,581        14,072
                                                                                          --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded ......................................................................      (59,043)      (65,739)      (48,239)
  Principal collected and other adjustments .........................................       24,661        10,069        22,647
  Proceeds from interest-only strip receivables .....................................          792           648            --
  Purchase of furniture and fixtures and other assets ...............................         (146)         (139)         (127)
  Purchase of mortgage-backed security of affiliate .................................       (2,168)           --            --
  Proceeds from sale of assets ......................................................          301        22,986            --
  Proceeds from partnership distributions ...........................................        3,012         3,347            --
  Release of (investment in) restricted cash ........................................          273        (1,569)          556
   Advances from (to) unconsolidated affiliates, net ................................       (1,555)       (1,004)        1,114
  Investment in unconsolidated subsidiaries .........................................       (3,253)           --          (893)
                                                                                          --------      --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .................................      (37,126)      (31,401)      (24,942)
                                                                                          --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance or assumption of SBA debentures ...........................           --            --           941
   Proceeds from issuance of common stock ...........................................        2,061         5,475         2,834
   Proceeds from unconsolidated subsidiary ..........................................       40,876            --        37,803
   Payment of dividends on common stock .............................................      (14,771)      (13,197)      (11,935)
   Payment of dividends on preferred stock ..........................................         (250)         (250)         (250)
   Payment of SBA debentures ........................................................       (1,500)       (3,280)           --
   Payment of issuance costs on notes and debentures ................................         (119)         (443)          (80)
                                                                                          --------      --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................................       26,297       (11,695)       29,313
                                                                                          --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................        1,223       (32,515)       18,443

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ........................................       17,502        50,017        31,574
                                                                                          --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR ..............................................     $ 18,725      $ 17,502      $ 50,017
                                                                                          ========      ========      ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid ....................................................................     $  5,474      $  5,631      $  5,433
                                                                                          ========      ========      ========

   Dividends reinvested .............................................................     $    700      $    963      $    880
                                                                                          ========      ========      ========

   Loans receivable acquired in exchange for SBA debentures .........................     $     --      $     --      $    158
                                                                                          ========      ========      ========

   Reclassification from loans receivable to real property owned ....................     $    109      $    203      $    453
                                                                                          ========      ========      ========

   Loans to facilitate sale of real property owned ..................................     $     73      $     --      $     --
                                                                                          ========      ========      ========

   Loans contributed to unconsolidated subsidiary, net ..............................     $ 43,144      $     --      $ 45,145
                                                                                          ========      ========      ========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

PMC Capital, Inc. ("PMC Capital" or "PMC" and, together with its subsidiaries, the "Company") is a diversified closed-end management investment company that operates as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act"). The common stock of the Company (the "Common Stock") is traded on the American Stock Exchange under the symbol "PMC." PMC Capital has elected to be taxed as a regulated investment company under the Internal Revenue Code and distributes substantially all its taxable income as dividends to its shareholders, thereby incurring no Federal income tax liability on such income.

The Company primarily engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMCIC") and Western Financial Capital Corporation ("Western Financial"). The Company primarily originates loans to individuals and small business concerns in the lodging industry. The Company also targets the medical, food service, service, retail and commercial real estate industries. The Company is a national lender that primarily lends to businesses in the Southwest and Southeast regions of the United States. A majority of the Company's loans in the lodging industry are to owner-operated facilities generally operating under national franchises. The Company believes that franchise operations offer attractive lending opportunities because such businesses employ proven business concepts, have national reservation systems, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success as compared to other independently operated businesses. In addition to the Company's lending operations, it earns revenue as an investment advisor who evaluates and services loans and other investment alternatives pursuant to a fee arrangement with PMC Commercial Trust ("PMC Commercial"). PMC Commercial is a real estate investment trust and an affiliate of the Company.

PMC Capital, incorporated in Florida under the name of Pro-Med Capital, Inc. in June 1983, became the successor by merger to Western Capital Corporation (founded in 1979) in December 1983 and changed its name to "PMC Capital, Inc." in March 1991. First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. In addition, PMC Capital is either directly or indirectly the sole shareholder or partner of several non- investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary ("PMC Advisers"); PMC Funding Corp. and its subsidiary ("PMC Funding"); PMC Capital Limited Partnership (the "96 Partnership") and its related general partner and trust; and PMC Capital, L.P. 1998-1 and its related general partner (the "98 Partnership" and together with the 1996 Partnership, the "Limited Partnerships").

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of PMC and its wholly owned regulated investment company subsidiaries (collectively, the "Company"). Intercompany transactions have been eliminated in consolidation.

The accounts of PMC Advisers, PMC Funding and the Limited Partnerships are accounted for by the equity method of accounting in conformity with Federal securities laws.

CONSOLIDATED SUBSIDIARIES

First Western is a small business lending company ("SBLC") that originates variable-rate loans which are partially guaranteed by the Small Business Administration ("SBA") pursuant to its Section SBA 7(a) Program (the "SBA 7(a) Program"). The eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and other factors.

PMCIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMCIC are either fixed or variable based on the prime lending rate ("Prime Rate"). As an SSBIC, PMCIC is eligible to obtain long-term, fixed-rate, funding from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate is being reduced through an SBA subsidy by 3% during the first five years) and preferred stock.

Western Financial is a licensed small business investment company ("SBIC") under the SBIA that provides long-term loans to borrowers whether or not they qualify as "disadvantaged". The interest rates on loans originated by Western Financial are either fixed or variable based on the Prime Rate. As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate, funding from the SBA through the issuance of debentures.

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

UNCONSOLIDATED ENTITIES

PMC Advisers acts as the investment advisor for PMC Commercial, a Texas real estate investment trust and an affiliate of PMC Capital.

PMC Funding is a Florida corporation that holds assets on behalf of the Company. PMC Capital is the sole shareholder of PMC Funding.

The 1996 Partnership was formed as a Delaware limited partnership in November 1996 to act as a special purpose affiliate of the Company. The 1996 Partnership was established to acquire loans from the Company and to issue fixed-rate debt through a private placement. PMC Capital Corp. is a Delaware corporation formed in November 1996 to be the independent trustee of the general partner of the Partnership. PMC Trust 1996-A is a Delaware business trust formed in November 1996 to be the general partner of the Partnership.

The 1998 Partnership was formed as a Delaware limited partnership in November 1998 to act as a special purpose affiliate of the Company. The 1998 Partnership was established to acquire loans from the Company and to issue fixed-rate debt through a private placement. PMC Capital Corp. 1998-1 is a Delaware corporation formed in November 1998 to be the general partner of the 1998 Partnership.

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

Deferred fees consist of non-refundable fees less direct loan origination costs. For loans originated prior to January 1, 1998, these fees are being recognized over the expected life of the related loan. For loans originated subsequent to December 31, 1997 these fees are being recognized currently. The change did not materially impact the Company's financial statements.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Interest-only Strip Receivable and Servicing Asset: Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides for the accounting and reporting of transfers and servicing of financial assets based on a financial-components approach.

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

In accordance with SFAS No. 125, the Company establishes a servicing asset to the extent the Company receives contractual compensation for servicing loans which is in excess of the cost of servicing these loans. Servicing the sold portion of government guaranteed loans requires First Western to retain a minimum servicing spread of 1%. This spread is in excess of the costs associated with servicing these loans. Accordingly, the Company has recorded a servicing asset relating to the servicing of the sold portion of First Western's loans. The servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets.

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

In addition, on a quarterly basis, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investment. As of December 31, 1998 and 1997, there was an unrealized loss of $180,000 and $300,000, respectively, related to the interest-only strip receivable. During the years ended December 31, 1998 and 1997, the Company recorded an unrealized gain of $120,000 and an unrealized loss of $300,000 relating to the interest-only strip receivable.

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

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

Mortgage-Backed Security of Affiliate: The Mortgage-backed security represents the ownership of the Class B notes of the 1998 Partnership and is valued at amortized cost which approximates fair value.

Cash equivalents: Cash equivalents are carried at value, which approximates cost.

VALUATION OF DEBT

Debt incurred by the Company is valued at cost.

PROPERTY AND EQUIPMENT

Property, equipment and leasehold improvements are carried at their value, which is cost less accumulated depreciation and amortization. Depreciation and amortization are computed using accelerated and straight-line methods, with estimated useful lives ranging from five to 15 years.

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

Realized gains on the sale of loans are recognized based upon the difference between the sales price as adjusted for the value of the anticipated future cash values (as reduced by the effect of future credit losses) and the carrying value of the assets (including the Retained Loan Discount, if any).

INTEREST INCOME

Interest income includes income on loans and the yield on the interest-only strip receivables. Interest income on loans is accrued as earned and the accrual of interest is generally suspended when the related loan becomes 60 days past due (a "Non-accrual Loan"). Interest income on a Non-accrual Loan is recognized on the cash basis.

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

As an SBLC, First Western originates loans which are partially guaranteed by the SBA and which are collateralized generally, with first liens on real and/or personal property of the borrower. The SBA guarantees repayment of up to 80% of the principal amount of the loans originated by First Western. First Western sells, without recourse, the guaranteed portion of its loans into the secondary market ("SBA Guaranteed Sales") while retaining the rights to service the loans. Funding for the SBA 7(a) Program depends on the annual appropriations by the U.S. Congress. At December 31, 1998, included in loans receivable are approximately $2.4 million which represents the guaranteed portion of First Western loans available for sale.

The principal balance of the loans serviced on behalf of third parties by First Western was approximately $105.8 million and $133.7 million at December 31, 1998 and 1997, respectively.

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

PMCIC and Western Financial originate loans that are payable in monthly installments of principal and interest based upon five to 20 year amortization periods, with the balance due at maturity. These loans are collateralized with first liens on real and/or personal property and are generally guaranteed by the principals of the borrower.

PMC originates loans to borrowers on a non-SBA supported basis, using similar criteria for loans that are funded under the SBA programs utilized by its three principal subsidiaries. These loans are: (i) to borrowers who exceed the eligibility requirements of the SBA 7(a) Program or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization periods, with the balance due at maturity, (iii) generally collateralized by real estate and/or equipment, (iv) contain prepayment fees and (iv) are generally guaranteed by the principals of the borrower.

The Company's portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of retained loans were to borrowers in Texas, California, Florida and Georgia, as noted below:

                                            Percentage of Loan Portfolio
           State                                     December 31,
           -----                            ----------------------------
                                                  1998         1997
                                            ----------------------------
           Texas                                   35%          33%
           California                               8%           8%
           Florida                                  6%           4%
           Georgia                                  4%           9%
           Other                                   47%          46%
                                                 ----         ----
                                                  100%         100%
                                                 ====         ====

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2. LOANS RECEIVABLE: (CONTINUED)

The activity in net unrealized depreciation on loans receivable is as follows:

                                                           Years Ended December 31,
                                                         ----------------------------
                                                            1998              1997
                                                         ----------        ----------
    Balance, beginning of period...................      $ 494,000         $ 435,000
    Provision for losses...........................        319,000           242,000
    Loans written-off..............................       (219,000)         (183,000)
                                                         ---------         ---------
    Balance, end of period.........................      $ 594,000         $ 494,000
                                                         =========         =========

Loans receivable with an aggregate retained balance of $1.6 million and $1.5 million were greater than 60 days past due, litigation against the borrowers has commenced, or the loans are in the process of liquidation at December 31, 1998 and 1997, respectively.

At December 31, 1998 and 1997, the recorded investment in loans identified as impaired in accordance with SFAS No. 114 totaled $1.8 million and $3.1 million, respectively. Of this total, at December 31, 1998 and 1997, approximately $600,000 and $1.9 million, respectively, related to loans with no valuation reserve, since the estimated fair value of the collateral for each loan exceeds the respective loan balance. Approximately $1.3 million and $1.2 million of these loans at December 31, 1998 and 1997, have a corresponding valuation allowance of $588,000 and $472,000, respectively. At December 31, 1998 and 1997, the Company has recognized $6,000 and $22,000 in valuation allowances on identified problem loans of $44,000 and $95,000, respectively, which were not deemed impaired. The Company did not recognize any material amount of interest on impaired loans during the portion of the period that they were impaired. Had these impaired loans performed in accordance with their original terms, interest income of approximately $180,000 and $264,000, respectively, would have been recognized during the years ended December 31, 1998 and 1997.

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

During the year ended December 31, 1996, PMC Capital contributed approximately $45.7 million (aggregate principal balance due, including $34.4 million in loans transferred from PMCIC and Western Financial to PMC Capital) of loans to the 1996 Partnership without recourse (see Note 15). At December 31, 1998, the remaining principal balance outstanding on those loans was $16.1 million.

During November 1998, PMC Capital contributed approximately $43 million (aggregate of principal balance, including $22.3 million in loans transferred from PMCIC and Western Financial to PMC Capital) of loans to the 1998 Partnership without recourse (see Note 15). At December 31, 1998, the remaining principal balance outstanding on those loans was $41.3 million.

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

The activity in the servicing asset is summarized as follows:

                                                            Years Ended December 31,
                                                  --------------------------------------------
                                                      1998            1997            1996
                                                  ------------    ------------    ------------
Aggregate balance, beginning of year..........    $  1,607,000    $  1,753,000    $  7,514,000
Aggregate additions, net of allowances........         222,000         328,000         707,000
Amortization, net.............................        (499,000)       (474,000)     (1,792,000)
                                                  ------------    ------------    ------------
                                                     1,330,000       1,607,000       6,429,000
Reclassifications pursuant to SFAS No. 125,
Valuation reserves............................            --              --        (1,533,000)
Allocation to interest-only strip
receivables...................................            --              --        (3,143,000)
                                                  ------------    ------------    ------------
Aggregate balance, end of year................    $  1,330,000    $  1,607,000    $  1,753,000
                                                  ============    ============    ============

NOTE 4. PROPERTY AND EQUIPMENT:

At December 31, 1998 and 1997, property and equipment consisted of the following:

                                                         1998            1997
                                                     ------------    ------------
Furniture and equipment ..........................   $    536,000    $    392,000
Leasehold improvements ...........................           --           150,000
Automobiles ......................................         13,000          13,000
                                                     ------------    ------------
                                                          549,000         555,000
Less:accumulated depreciation ....................        321,000         318,000
                                                     ------------    ------------
                                                     $    228,000    $    237,000
                                                     ============    ============

Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996 was approximately $151,000, $59,000 and $49,000, respectively. Included in amortization is approximately $89,000 during the year ended December 31, 1998 relating to the write-off of leasehold improvements relating to the previously occupied leased office space. The lease was terminated on January 1, 1999.

NOTE 5. NOTES PAYABLE:

PMC has a $15 million uncollateralized revolving credit facility which expires May 2000. Advances pursuant to the credit facility bear interest at the Company's option at the bank's prime rate less 50 basis points or the London Interbank Offering Rate (LIBOR) plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which requires that the ratio of net charge-offs to net loans receivable will not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 135%, as amended. At December 31, 1998 and 1997, the Company had no amounts outstanding pursuant to this credit facility and the Company was in compliance with all covenants of this facility. PMC has $35 million in outstanding debt pursuant to private placements of uncollateralized notes. These borrowings have been utilized to fund commitments of the non-SBA lending program. The notes require the Company to meet certain covenants (terms are as defined in the applicable note agreement), the most restrictive of which require; (i) that net loans receivable exceed 150% of senior funded debt, (ii) the increase in the Company's loan valuation reserve for any 12 month period must not exceed 3% of net loans receivable and (iii) the Company's consolidated earnings plus interest expense must exceed 150% of interest expense. At December 31, 1998, the Company was in compliance with all of the covenants of these

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5. NOTES PAYABLE: (CONTINUED)

notes. At December 31, 1998 and 1997 outstanding uncollateralized notes were as follows:

                                       Interest                                        Final
                  Date                   Rate                  Amount                 Maturity
            -----------------       --------------         --------------        -----------------
              July 19, 1993               7.20%            $20,000,000(2)         July 19, 2001
            December 15, 1993             6.97%              5,000,000           December 15, 2002
              April 19, 1995              8.60%              5,000,000            April 19, 2003
              April 19, 1995        LIBOR +1.3%(1)           5,000,000            April 19, 2004
                                                           -----------
                                                           $35,000,000
                                                           ===========

         (1)      Reset quarterly, 6.52% at December 31, 1998.
         (2)      Payable in three equal annual installments commencing July
                  19, 1999.

         Principal payments required on the notes at December 31, 1998, are as follows:

                      Year Ending
                      December 31,                Amount
                      ------------            ------------
                        1999                  $  6,666,667
                        2000                     6,666,667
                        2001                     6,666,666
                        2002                     5,000,000
                        2003                     5,000,000
                        2004                     5,000,000
                                              ------------
                                              $ 35,000,000
                                              ============

NOTE 6. SBA DEBENTURES PAYABLE:

Debentures payable represent amounts due to the SBA as a result of borrowing made pursuant to the SBIA.

At December 31, 1998, the maturities, interest rates and principal payments on the SBA debentures were as follows:

           Maturity Date (1)           Interest Rate            Amount
           -----------------           -------------        ------------
           August 18, 1999                  8.125%          $ 1,000,000
           September 1, 1999                8.800%            2,500,000
           December 1, 1999             (2) 8.600%              650,000
           January 2, 2000                  7.875%            3,000,000
           March 1, 2000                    9.350%            1,000,000
           June 1, 2000                 (2) 9.300%              300,000
           June 1, 2000                     9.300%            2,000,000
           June 1, 2000                 (3) 9.300%            1,030,000
           September 1, 2000                9.600%            4,310,000
           December 1, 2002             (2) 7.510%              510,000
           September 1, 2004            (4) 5.200%            3,000,000
           September 1, 2004                8.200%            3,000,000
           March 1, 2005                (5) 4.840%            3,000,000
           June 1, 2005                 (6) 3.690%            5,000,000
           September 1, 2005            (7) 3.875%            7,000,000
           September 1, 2006                7.590%            2,490,000
                                                            -----------
                                                            $39,790,000
                                                            ===========

         (1) During the year ended December 31, 1998 and 1997, the Company paid off $1,500,000 and $3,280,000, respectively, in debentures payable at their maturity. Total debentures outstanding at December 31, 1997 were $41,290,000.

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

         (3) During May 1996, the Company assumed $1,030,000 in SBA debentures from a non-affiliated SBIC in exchange for loans receivable of approximately $200,000 and cash of approximately $900,000. The loans acquired were initially originated by the Company and a portion sold to the non-affiliated SBIC.

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

NOTE 7. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

During 1991, the Company entered into an agreement to lease its corporate office space for a 15 year period from a corporation, a majority of whose principals are officers and directors of the Company. Leasehold improvements of $150,000 were paid to the corporation for costs incurred during the build-out of the leased premises. The lease had been amended to allow the Company to terminate such lease without penalty upon 60 days written notice to the corporation. During September 1998, the Company exercised the option to terminate the Lease effective January 1, 1999.

In September 1998, the Company entered into a five year lease for office space commencing December, 1998. The Company may at its option, renew the term of the lease for two additional five year periods. At December 31, 1998, the Company has additional agreements to lease office space in Phoenix, Arizona; and Atlanta, Georgia. Rental expense amounted to approximately $244,000, $229,000 and $213,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

Future minimum lease payments at December 31, 1998 are as follows:

                      Year Ending
                      December 31,                      Amount
                      ------------                    ----------
                          1999                        $  284,000
                          2000                           284,000
                          2001                           284,000
                          2002                           284,000
                          2003                           284,000
                       Thereafter                         24,000
                                                      ----------
                                                      $1,444,000
                                                      ==========

LOAN COMMITMENTS

Loan commitments outstanding at December 31, 1998, to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $57.3 million. Of these commitments, $16.7 million are for loans to be originated by First Western, a portion of which will be sold pursuant to SBA Guaranteed Sales. These commitments are made in the ordinary course of the Company's business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met.
Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7. COMMITMENTS AND CONTINGENCIES: (CONTINUED)

EMPLOYMENT AGREEMENTS

The Company has employment contracts with certain of its officers and/or employees for terms expiring June 2001. Annual remuneration during the term of the contracts do not exceed $315,000 for any one individual. Future minimum payments under these contracts are as follows:

                      Year Ending
                      December 31,                      Amount
                      ------------                    ----------
                          1999                        $1,442,000
                          2000                         1,442,000
                          2001                           721,000
                                                      ----------
                                                      $3,605,000
                                                      ==========

During the years ended December 31, 1998, 1997 and 1996 compensation to officers was approximately $1,503,000, $1,639,000 and $1,382,000, respectively.

LITIGATION

In the normal course of business, the Company is subject to various proceedings and claims, the resolution of which will not, in management's opinion, have a material adverse effect on the Company's consolidated financial position or results of operations.

NOTE 8. CREDIT AND INTEREST RATE RISK:

In connection with First Western's structured sales of the unguaranteed portion of SBA loans and the structured sale of loans during 1998, the Company is subject to credit risk. Pursuant to the structured sales, the investors' protection from losses is provided by: (i) the subordination of the Company's right to receive payment on loans receivable (aggregating approximately $443,000 at December 31, 1998), (ii) the subordination of the interest-only strip receivable related to the Company's right to receive the Servicing Spread on those loans sold in the securitizations (valued at $2,691,000 at December 31, 1998, included in interest-only strip receivable on the accompanying balance sheet) and (iii) the subordination of Class B certificate held by PMC Capital with a value of approximately $2.2 million, (iv) the investment in the 1998 Partnership with a value of $5.5 million and (v) cash deposits provided by the Company. At December 31, 1998, approximately $2.3 million of cash deposits held by the Company in interest bearing accounts were restricted.

Impairment of the interest-only strip receivable is measured based on its fair value. In measuring impairment at December 31, 1998 and 1997, the servicing portfolio was evaluated based upon the predominant risk characteristics which the Company has determined to be prepayment and payment default risks. The Company evaluated the serviced portfolio for both the interest-only strip receivable related to SBA Guaranteed Sales, the sale of the unguaranteed portion of SBA loans in 1994 and 1997 (the "SBA Unguaranteed Sales") and the structured sale in 1998. Based upon current prepayment assumptions, estimates of default rates and a discount factor considering the current interest rate environment, the Company has recorded an unrealized gain and unrealized loss of $120,000 and $300,000 during the years ended December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997, the net unrealized loss related to the interest-only strip receivables was $180,000 and $300,000, respectively.

In connection with the Company's investment in the Limited Partnerships, all payments of principal and interest on the loans contributed to the Limited Partnerships are to be deposited with the respective trustee and are used to pay the respective noteholders the required monthly principal and interest then due on the notes pursuant to the respective Trust Indenture (as defined below) prior to releasing any excess funds to the Limited Partnerships free and clear of the respective Trust Indenture. The Limited Partnerships' obligations to the respective noteholders are also collateralized by: (i) the differential between the outstanding principal balance remaining due on the underlying loans held by the Limited Partnerships and the balance due the respective noteholders, (ii) the reserve account established to provide liquidity to the noteholders ( the "Reserve Account") and (iii) money held in the operating accounts of the Limited Partnerships to the extent they are restricted pursuant to the terms of the respective Trust Indenture established by the noteholders, the Company and the Limited Partnerships (the "Trust Indenture"). The Trust Indenture provides for several covenants which would require, under certain circumstances, that the excess cash , after payment of the required principal and interest to the respective partnership noteholders (the "Excess Cash"), be retained in the Reserve Account until the covenants are in compliance. Of the assets of the Limited Partnerships at December 31, 1998, approximately $93,000 was Excess Cash which was distributed to the Company in January 1999.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8. CREDIT AND INTEREST RATE RISK: (CONTINUED)

The Company has a fundamental policy that requires investment of at least 25% of its total assets in the lodging industry, and allows investment of up to 100% of total assets in this industry. At December 31, 1998 and 1997, loans to businesses in the lodging industry comprised 61% and 59% of its total assets, respectively, and 85% and 77% of its loans receivable, net, respectively. There can be no assurance that the Company will continue to experience the positive results it has historically achieved from these lending activities or that market conditions will enable the Company to maintain or increase this level of loan concentration. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Company. Additionally, loans to businesses located in Texas currently comprise approximately 35% of the Company's outstanding loan portfolio. A decline in economic conditions in Texas may adversely affect the Company.

Net income of the Company is effected by the spread between the rate at which it borrows funds and the rate at which it loans these funds. A significant portion of the portfolios of PMC Capital, Western Financial and PMCIC have typically been long-term and at fixed rates and the borrowed funds of these companies are typically long-term and at fixed rates. PMCIC, Western Financial and PMC have also originated variable-rate loans which were part of the structured securitization and sale which was completed in November 1998 with a variable interest rate. First Western originates variable-rate loans and has utilized equity capital of PMC Capital and structured sales of loans to obtain funds necessary to originate loans. If the yield on loans originated by the Company with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, the Company's cash flow will be reduced. During periods of changing interest rates, interest rate mismatches could negatively impact the Company's net income, dividend yield and the market price of the Common Stock. Most of the fixed-rate loans that the Company originates have prepayment penalties. At present interest rate levels or if interest rates continue to decline, the Company may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be reloaned or invested at lower rates, which may have an adverse effect on the Company's ability to maintain dividend distributions at existing levels.

NOTE 9. CUMULATIVE PREFERRED STOCK OF CONSOLIDATED SUBSIDIARY:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the "3% Preferred Stock") and 40,000 shares of $100 par value, 4% cumulative preferred stock (the "4% Preferred Stock"). The 3% Preferred Stock and the 4% Preferred Stock (collectively the "Preferred Stock") are held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or in part, the 3% Preferred Stock by paying 35% of the par value of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $90,000 on the 3% Preferred Stock were recognized during each of the years ended December 31, 1998, 1997 and 1996.

The 4% Preferred Stock was issued during 1994 ($2,000,000) and 1995 ($2,000,000), and must be redeemed at par no later than 15 years from the date of issuance. Dividends of approximately $160,000 were recognized on the 4% Preferred Stock during each of the years ended December 31, 1998, 1997 and 1996, respectively.

Neither series of Preferred Stock has any preemptive or conversion rights. The Preferred Stock provides for a liquidation preference in the amount of $100 per share plus accrued and unpaid dividends.

NOTE 10. SHAREHOLDERS' EQUITY:

The Company has a dividend reinvestment and cash purchase plan (the Plan) for up to 1,000,000 shares of common stock. As amended, effective March 1998, participants in the Plan have the option to reinvest all or a portion of dividends received plus an optional cash purchase of up to $5,000 per month. The purchase price of the shares is the average of the high and low price of the common stock as published for the five trading days immediately prior to the dividend record date or prior to the optional cash payment purchase date, whichever is applicable. During the years ended December 31, 1998, 1997 and 1996, the Company issued 198,329; 468,706; and 291,042; shares of common stock pursuant to the Plan for proceeds (through cash and the reinvestment of dividends) of approximately $2.8 million; $6.4 million; and $3.7 million, respectively.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11. EARNINGS PER COMMON SHARE COMPUTATIONS:

The computations of basic earnings per common share are based on the weighted average number of shares outstanding of the Company. For the purposes of determining the diluted earnings per share, there was no change in the weighted average shares outstanding for the effect of stock options during the years ended December 31, 1998 and 1997 since the stock options were anti-dilutive. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were approximately $250,000 during each of the years ended December 31, 1998, 1997 and 1996. The weighted average number of shares used in the computations of basis earnings per common share were 11.8 million, 11.4 million and 11.0 million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 12. BORROWER ADVANCES:

The Company finances several projects during the construction phase. At December 31, 1998, the Company was in the process of funding approximately $18.4 million in construction projects, of which $10.9 million in funding remained. As part of the monitoring process to verify that the borrowers' cash equity is utilized for its intended purpose, the Company deposits amounts received from the borrowers and releases the funds upon presentation of appropriate supporting documentation. The Company had approximately $1.6 million and $1.7 million in funds held on behalf of borrowers at December 31, 1998 and 1997, respectively, which is included as a liability in the accompanying consolidated balance sheets.

NOTE 13. PROFIT SHARING PLAN:

The Company has a profit sharing plan available to its full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to the profit sharing plan, the Company has expensed approximately $243,000, $243,000 and $217,000 during the years ended December 31, 1998, 1997 and 1996, respectively. Contributions to the profit sharing plan are at the discretion of the Board of Directors.

NOTE 14. RELATED PARTY TRANSACTIONS:

Pursuant to agreements between PMC Capital and its wholly owned subsidiaries, during the three years ended December 31, 1998, PMC provided certain services to the subsidiaries at no cost. These services and costs include salaries, rent and other general corporate expenses. However, PMC retains all cash premiums on First Western's SBA Guaranteed Sales ($769,000, $1,991,000, and $1,937,000 during the years ended December 31, 1998, 1997 and 1996, respectively) as compensation for these services and for working capital provided by PMC Capital to First Western.

Pursuant to SBA rules and regulations, distributions of the net assets of the Company's wholly-owned regulated investment company subsidiaries are limited. As of December 31, 1998 and 1997, the amount of dividends available for distribution were approximately $1.9 million and $0.7 million, respectively. See the accompanying consolidating financial statements.

Pursuant to the investment management agreements entered into between PMC Commercial and PMC Advisers, fees of between 0.875% and 1.67%, annually, are charged by the Company based upon the average principal outstanding of the Company's loans. In addition, during 1996 the investment management agreement was amended to include compensation to PMC Advisers for its assistance in the issuance of PMC Commercial's debt and equity securities. During 1998, a second investment management agreement was entered into which provides a fee to be paid to the PMC Advisers for providing services relating to the supervision of leases entered into by PMC Commercial and charged a fee relating to the acquisition by

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15. UNCONSOLIDATED WHOLLY OWNED ENTITIES:

PMC Commercial of limited service hospitality properties. Fees for the three years in the period ended December 31, 1998 were as follows:

                                                          Years Ended December 31,
                                                --------------------------------------------
         Type of Fee                                1998            1997           1996
         -----------                            ------------    ------------    ------------
                                                               (In thousands)

Loan servicing and origination fee              $      1,789    $      1,662    $      1,310
Lease supervision                                        218
Issuance of equity capital                              --              --               251
Structured financing                                     167            --              --
Property acquisition                                     466            --              --
                                                ------------    ------------    ------------
                                                $      2,640    $      1,622    $      1,561
                                                ============    ============    ============

As described in Note 1, the consolidated financial statements include the accounts of PMC and its wholly owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding Corp., the 1996 Partnership and the 1998 Partnership(the "Unconsolidated Entities") are accounted for by the equity method of accounting in conformity with Federal securities law.

PMC Advisers. PMC Capital allocates overhead to PMC Advisers to the extent that PMC Advisers utilizes the staff and facilities of PMC Capital. The overhead allocated during the years ended December 31, 1998, 1997 and 1996, was $1,470,000, $1,603,000, and $1,571,000 respectively. These amounts are included in Other income, net, on the accompanying consolidated statements of income. In no event will the allocated expenses exceed the income available from the operations of PMC Advisers.

PMC Funding Corp. PMC Funding Corporation is a corporation that holds assets on behalf of the Company. PMC Funding Corp. owns a 99% limited partnership interest in Asset Management Series A, L.L.C. The accounts of Asset Investments Series A, L.L.C., have been consolidated with PMC Funding Corp.

PMC Capital Limited Partnership. On November 13, 1996, the 1996 Partnership (a newly formed special purpose affiliate of the Company) completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the "1996 Notes"). The 1996 Notes, issued at par, which have a stated maturity in 2011 and bear interest at the rate of 6.725% per annum, are collateralized by loans contributed by PMC Capital to the 1996 Partnership. In connection with this private placement, the 1996 Notes were given a rating of "Aa2" by Moody's Investors Service. The terms of the 1996 Notes provide that the partners of the 1996 Partnership are not liable for any payment on the 1996 Notes. Accordingly, the 1996 Partnership has the exclusive obligation for the repayment of the 1996 Notes, and the holders of the 1996 Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the loans. The net proceeds from the issuance of the 1996 Notes were distributed to PMC Capital. The net effect of the contributed loans less the distributed funds comprises the limited partners capital on the condensed combining balance sheet. PMC Capital either directly or indirectly owns 100% of the 1996 Partnership.

PMC Capital L.P. 1998-1. On November 24, 1998, the 1998 Partnership (a newly formed special purpose affiliate of the Company) completed a private placement of approximately $39.6 million of its Loan-Backed Variable Rate Notes, Series 1998-1 (the "1998 Notes"). The 1998 Notes, issued at par, which have a stated maturity in 2021 and bear interest at the prime rate as published in the Wall Street Journal (adjusted quarterly) less 1%, are collateralized by loans contributed by PMC Capital to the 1998 Partnership. In connection with this private placement, the Notes were given a rating of "Aaa" by Moody's Investors Service. The terms of the 1998 Notes provide that the partners of the 1998 Partnership are not liable for any payment on the 1998 Notes. Accordingly, the 1998 Partnership has the exclusive obligation for the repayment of the 1998 Notes, and the holders of the 1998 Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the loans. The net proceeds from the issuance of the 1998 Notes were distributed to PMC Capital. The net effect of the contributed loans less the distributed funds comprises the partners capital on the following condensed combining balance sheet.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PMC Capital either directly or indirectly owns 100% of the 1998 Partnership.

NOTE 15. UNCONSOLIDATED WHOLLY OWNED ENTITIES: (CONTINUED)

The following are condensed combined financial statements of the Unconsolidated Entities as of December 31, 1998 and 1997 and for the three years in the period ended December 31, 1998:


                       CONDENSED COMBINED BALANCE SHEETS
                                 (In thousands)

                                                                   DECEMBER 31,
                                                          ----------------------------
                                                              1998            1997
                                                          ------------    ------------
ASSETS
Investments at value:
Loans receivable, net .................................   $     61,768    $     33,975
Cash equivalents ......................................             64              37
Restricted investments and real property owned ........          9,096           2,686
                                                          ------------    ------------
                                                                70,928          36,698
Other assets ..........................................          1,673           1,762
                                                          ------------    ------------
Total assets ..........................................   $     72,601    $     38,460
                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Notes payable .........................................   $     57,053    $     29,007
Other liabilities .....................................          2,618           1,656
                                                          ------------    ------------
                                                                59,671          30,663
                                                          ------------    ------------
OWNERS' EQUITY:
Common Stock and additional paid-in capital ...........            526             477
Partners' Capital .....................................         12,740           7,726
Retained deficit ......................................           (336)           (406)
                                                          ------------    ------------
                                                                12,930           7,797
                                                          ------------    ------------
Total liabilities and owners' equity ..................   $     72,601    $     38,460
                                                          ============    ============

                    CONDENSED COMBINED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (In thousands)

                                               1998           1997           1996
                                           ------------   ------------   ------------
INCOME:
Investment income ......................   $      4,536   $      5,021   $        714
Other income, net ......................          1,677          1,716            173
                                           ------------   ------------   ------------
Total income ...........................          6,213          6,737            887
                                           ------------   ------------   ------------
EXPENSES:
Interest ...............................          1,833          2,287            362
General and administrative expenses ....          1,756          1,890            156
                                           ------------   ------------   ------------
Total expense ..........................          3,589          4,177            518
                                           ------------   ------------   ------------
NET INCOME .............................   $      2,624   $      2,560   $        369
                                           ============   ============   ============

NOTE 16. STOCK BASED COMPENSATION PLAN:

During fiscal year 1998 and 1997 the Company granted stock options under the PMC Capital, Inc. 1997 Non-Employee Director Stock Option Plan and the PMC Capital, Inc. 1997 Employee Stock Option Plan (collectively, the "Plan") it sponsored. The Company applies the Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Plan. In 1995, SFAS No. 123 "Accounting for Stock-Based compensation" ("SFAS No. 123") was issued which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and the Company has decided not to elect these provisions of SFAS No. 123. However, pro-forma disclosures as if the Company adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16. STOCK BASED COMPENSATION PLAN: (CONTINUED)

Under the Plan, the Company is authorized to issue 6% of the then outstanding shares of Common Stock pursuant to "Awards" granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) to employees and non-qualified stock options to employees and non-employee directors.

STOCK OPTIONS

The Company granted stock options during the years ended December 31, 1998 and 1997 to certain employees and directors. The stock options granted all have contractual terms of five years. All of the options granted to the employees and directors have an exercise price equal to the fair market value of the stock at grant date. The range of options granted during the years ended December 31, 1998 and 1997 was from $13.56 to $14.31. The options granted vest 100% on the first anniversary of the date of grant.

                                                                       1998                          1997
                                                           --------------------------      ------------------------
                                                           NUMBER OF         WEIGHTED      NUMBER OF       WEIGHTED
                                                            SHARES            AVERAGE        SHARES        AVERAGE
                                                           UNDERLYING        EXERCISE      UNDERLYING      EXERCISE
                                                            OPTIONS           PRICES        OPTIONS         PRICES
                                                           ----------        --------      ----------      --------
        Outstanding January 1.......................         86,755           $ 14.21          --              n/a
        Granted.....................................         51,000           $ 14.07        86,755         $14.21
        Exercised...................................           --                 --           --              n/a
        Forfeited and expired.......................          2,900           $ 14.13          --              n/a
                                                            -------                          ------

        Outstanding December 31.....................        134,855           $ 14.18        86,755         $14.21
                                                            =======           =======        ======         ======

        Exercisable at December 31..................         86,455           $ 14.21          --              n/a
                                                            =======           =======        ======         ======

        Weighted-average fair value of
           options granted during the year..........                 $ 0.78                          $ 0.54
                                                                     ======                          ======

The weighted-average remaining term of the options outstanding as of December 31, 1998 is 3.81 years. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the years ended December 31, 1998 and 1997:

           ASSUMPTION                  1998       1997
           ----------                 ------     ------
           Expected Term (years)        3.0        3.0
           Risk-Free Interest Rate     5.55%      6.17%
           Expected Dividend Yield     8.80%      8.77%
           Expected Volatility        15.63%     11.41%

PRO-FORMA NET INCOME AND EARNINGS PER COMMON SHARE

Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS No. 123, the Company's net income and earnings per common share for the years ended December 31, 1998 and 1997 would approximate the pro forma amounts below (in thousands, except per share data):

                                              DECEMBER 31, 1998            DECEMBER 31, 1997
                                         --------------------------     -------------------------
                                         AS REPORTED      PRO FORMA     AS REPORTED     PRO FORMA
                                         -----------      ---------     -----------     ---------
        SFAS No. 123 Charge                $  --           $    44         $  --         $    25
        APB 25 Charge                      $  --           $  --           $  --         $  --
        Net Income                         $13,949         $13,905         $15,622       $15,597
        Basic and Diluted
          Earnings Per Common Share        $  1.16         $  1.16         $  1.35       $  1.35


The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                       CONSOLIDATING FINANCIAL STATEMENTS


To the Board of Directors
PMC Capital, Inc.:

In our opinion, the accompanying consolidating balance sheet and related consolidating statements of income, cash flows and shareholders' equity is fairly stated, in all material respects, in relation to the consolidated financial statements, taken as a whole, of PMC Capital, Inc. and subsidiaries for the year ended December 31, 1998, which are covered by our report dated March 4, 1999 presented on page F-4 of this Form 10-K. Our audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. This information is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements.

                                           PRICEWATERHOUSECOOPERS LLP


March 4, 1999
Dallas, Texas

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATING BALANCE SHEET
                                DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                            CONSOLIDATED
                                                                               BEFORE       PMC
                                                                 ELIMINATION ELIMINATION  CAPITAL,
                                                    CONSOLIDATED   ENTRIES     ENTRIES      INC.
                                                    ------------  ---------   ---------  ---------
                          ASSETS

INVESTMENTS AT VALUE, SEE ACCOMPANYING SCHEDULE:
  Loans receivable, net ............................  $ 116,711   $      --   $ 116,711  $  43,387
  Cash equivalents .................................     18,489          --      18,489     10,430
  Investment in unconsolidated subsidiaries ........     12,930     (23,291)     36,221     36,221
  Interest-only strip receivables ..................      4,168          --       4,168      1,477
  Restricted investments ...........................      2,525          --       2,525         --
  Mortgage-backed security of affiliate ............      2,168          --       2,168      2,168
  Real property owned ..............................        109          --         109         --
                                                      ---------   ---------   ---------  ---------

Total investments ..................................    157,100     (23,291)    180,391     93,683
                                                      ---------   ---------   ---------  ---------

OTHER ASSETS:
  Receivable for loans sold ........................        156          --         156         12
  Due from unconsolidated subsidiaries .............      2,579     (15,178)     17,757     17,692
  Servicing asset ..................................      1,330          --       1,330         --
  Deferred charges, deposits and other assets ......      1,140          --       1,140        270
  Accrued interest receivable ......................        581          --         581        202
  Cash .............................................        235          --         235        109
  Property and equipment, net ......................        228          --         228        228
                                                      ---------   ---------   ---------  ---------

Total other assets .................................      6,249     (15,178)     21,427     18,513
                                                      ---------   ---------   ---------  ---------

TOTAL ASSETS .......................................  $ 163,349   $ (38,469)  $ 201,818  $ 112,196
                                                      =========   =========   =========  =========



             LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable ...........................  $  39,790   $      --   $  39,790  $      --
  Notes payable ....................................     35,000          --      35,000     35,000
  Accounts payable .................................      1,728          --       1,728         52
  Dividends payable ................................      3,020          --       3,020      2,957
  Borrower advances ................................      1,598          --       1,598        356
  Accrued interest payable .........................      1,264          --       1,264        430
  Due to unconsolidated subsidiaries ...............          1     (15,178)     15,179          2
  Deferred fee revenue .............................        666          --         666        428
  Other liabilities ................................      1,131          --       1,131        820
                                                      ---------   ---------   ---------  ---------

Total liabilities ..................................     84,198     (15,178)     99,376     40,045
                                                      ---------   ---------   ---------  ---------

Cumulative preferred stock of subsidiary ...........      7,000       3,000       4,000         --
                                                      ---------   ---------   ---------  ---------

SHAREHOLDERS' EQUITY:
  Cumulative preferred stock of subsidiary, 3% .....         --      (3,000)      3,000         --
  Common stock .....................................        118         (22)        140        118
  Additional paid-in capital .......................     71,312     (22,373)     93,685     71,312
  Undistributed net operating income ...............      1,495      (1,896)      3,391        721
  Net unrealized depreciation on investments .......       (774)         --        (774)        --
                                                      ---------   ---------   ---------  ---------

                                                         72,151     (27,291)     99,442     72,151
  Less treasury stock ..............................         --       1,000      (1,000)        --
                                                      ---------   ---------   ---------  ---------

Total shareholders' equity .........................     72,151     (26,291)     98,442     72,151
                                                      ---------   ---------   ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........  $ 163,349   $ (38,469)  $ 201,818  $ 112,196
                                                      =========   =========   =========  =========

NET ASSET VALUE PER COMMON SHARE ...................  $    6.10
                                                      =========

                                                           FIRST         WESTERN
                                                       WESTERN SBLC,    FINANCIAL          PMC
                                                         INC. AND        CAPITAL        INVESTMENT
                                                       SUBSIDIARIES    CORPORATION      CORPORATION
                                                       ------------    -----------      -----------
                          ASSETS

INVESTMENTS AT VALUE, SEE ACCOMPANYING SCHEDULE:
  Loans receivable, net ............................   $  8,923         $ 21,232          $ 43,169
  Cash equivalents .................................      2,099            3,882             2,078
  Investment in unconsolidated subsidiaries ........         --               --                --
  Interest-only strip receivables ..................      2,691               --                --
  Restricted investments ...........................      2,311               --               214
  Mortgage-backed security of affiliate ............         --               --                --
  Real property owned ..............................          9               55                45
                                                       --------         --------          --------

Total investments ..................................     16,033           25,169            45,506
                                                       --------         --------          --------

OTHER ASSETS:
  Receivable for loans sold ........................        144               --                --
  Due from unconsolidated subsidiaries .............         --               --                65
  Servicing asset ..................................      1,330               --                --
  Deferred charges, deposits and other assets ......        328              170               372
  Accrued interest receivable ......................         25              103               251
  Cash .............................................         59               27                40
  Property and equipment, net ......................          0               --                --
                                                       --------         --------          --------

Total other assets .................................      1,886              300               728
                                                       --------         --------          --------

TOTAL ASSETS .......................................   $ 17,919         $ 25,469          $ 46,234
                                                       ========         ========          ========



             LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES:
  SBA debentures payable ...........................   $     --         $ 15,790          $ 24,000
  Notes payable ....................................         --               --                --
  Accounts payable .................................      1,646               29                 1
  Dividends payable ................................         --               --                63
  Borrower advances ................................        389              358               495
  Accrued interest payable .........................         20              416               398
  Due to unconsolidated subsidiaries ...............     13,780              120             1,277
  Deferred fee revenue .............................         18              113               107
  Other liabilities ................................        279                9                23
                                                       --------         --------          --------

Total liabilities ..................................     16,132           16,835            26,364
                                                       --------         --------          --------

Cumulative preferred stock of subsidiary ...........         --               --             4,000
                                                       --------         --------          --------

SHAREHOLDERS' EQUITY:
  Cumulative preferred stock of subsidiary, 3% .....         --               --             3,000
  Common stock .....................................         --               21                 1
  Additional paid-in capital .......................      2,000            7,934            12,439
  Undistributed net operating income ...............      1,043              697               930
  Net unrealized depreciation on investments .......       (256)             (18)             (500)
                                                       --------         --------          --------

                                                          2,787            8,634            15,870
  Less treasury stock ..............................     (1,000)              --                --
                                                       --------         --------          --------

Total shareholders' equity .........................      1,787            8,634            15,870
                                                       --------         --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........   $ 17,919         $ 25,469          $ 46,234
                                                       ========         ========          ========

NET ASSET VALUE PER COMMON SHARE ...................


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATING FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                        CONSOLIDATING STATEMENT OF INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          CONSOLIDATED            FIRST        WESTERN
                                                                             BEFORE      PMC   WESTERN SBLC,  FINANCIAL      PMC
                                                             ELIMINATION  ELIMINATION  CAPITAL,  INC. AND      CAPITAL    INVESTMENT
                                               CONSOLIDATED    ENTRIES      ENTRIES      INC.  SUBSIDIARIES  CORPORATION CORPORATION
                                               ------------    -------      -------      ----  ------------  ----------- -----------
INVESTMENT INCOME:
  Interest ....................................   $ 17,214    $     --      $ 17,214    $  5,567   $  2,354    $  3,236    $  6,057
  Premium income ..............................        776          --           776         769          7          --          --
  Other investment income, net ................        807          --           807         351         66         212         178
                                                  --------    --------      --------    --------   --------    --------    --------

Total investment income .......................     18,797          --        18,797       6,687      2,427       3,448       6,235

Other income, net .............................      2,893          --         2,893       2,425        194          99         175
Equity in income (loss) of subsidiaries .......      2,624      (9,399)       12,023      12,023         --          --          --
                                                  --------    --------      --------    --------   --------    --------    --------

Total income ..................................     24,314      (9,399)       33,713      21,135      2,621       3,547       6,410
                                                  --------    --------      --------    --------   --------    --------    --------

EXPENSES:
  Interest ....................................      5,467          --         5,467       2,774         10       1,400       1,283
  Salaries and related benefits ...............      3,965          --         3,965       3,965         --          --          --
  General and administrative ..................        821          --           821         644         64          46          67
  Profit sharing plan .........................        243          --           243         243         --          --          --
  Rent ........................................        244          --           244         244         --          --          --
  Legal and Accounting ........................        182          --           182         180          1           1          --
  Small Business Administration fees ..........        106          --           106          --          4          36          66
  Directors and shareholders expense ..........         63          --            63          61          2          --          --
                                                  --------    --------      --------    --------   --------    --------    --------

Total expense .................................     11,091          --        11,091       8,111         81       1,483       1,416
                                                  --------    --------      --------    --------   --------    --------    --------


Net operating income ..........................     13,223      (9,399)       22,622      13,024      2,540       2,064       4,994
                                                  --------    --------      --------    --------   --------    --------    --------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off .........................       (219)         --          (219)         --        (57)        (99)        (63)
    Sale of assets ............................        925          --           925         925         --          --          --
    Change in unrealized appreciation
      (depreciation) on investments ...........         20          --            20          --        216          91        (287)
                                                  --------    --------      --------    --------   --------    --------    --------

                                                       726          --           726         925        159          (8)       (350)
                                                  --------    --------      --------    --------   --------    --------    --------

NET OPERATING INCOME AND REALIZED AND
  UNREALIZED GAIN (LOSS) ON INVESTMENTS .......   $ 13,949    $ (9,399)     $ 23,348    $ 13,949   $  2,699    $  2,056    $  4,644
                                                   ========    ========      ========    ========   ========    ========    ========

PREFERRED DIVIDEND ............................   $    250    $   (250)     $    500    $    250   $     --    $     --    $    250
                                                  ========    ========      ========    ========   ========    ========    ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE ...   $   1.16
                                                  ========

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                   THESE CONSOLIDATING FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                 CONSOLIDATING STATEMENT OF SHAREHOLDERS' EQUITY
                                December 31, 1998
                                 (IN THOUSANDS)


                                                                                 ADDITIONAL  UNDISTRIBUTED
                                                          PREFERRED    COMMON     PAID-IN    NET OPERATING
                                                          STOCK, 3%    STOCK      CAPITAL      INCOME
                                                          ---------   --------    --------    --------
PMC CAPITAL, INC

        BALANCES, JANUARY 1, 1998 ......................   $     --   $    116    $ 68,555    $  1,495

        Net income .....................................         --         --          --      13,949
        Preferred dividend of consolidated subsidiary ..         --         --          --        (250)
        Dividend reinvestment plan,  198,329 shares ....         --          2       2,757          --
        Dividends on common stock ......................         --         --          --     (14,473)
                                                           --------   --------    --------    --------

        BALANCES, DECEMBER 31, 1998 ....................   $     --   $    118    $ 71,312    $    721
                                                           ========   ========    ========    ========

FIRST WESTERN SBLC, INC. AND SUBSIDIARY

        BALANCES, JANUARY 1, 1998 ......................   $     --   $     --    $  2,000    $    960

        Net income .....................................         --         --          --       2,483
        Dividends to parent company ....................         --         --          --      (2,400)
                                                           --------   --------    --------    --------

        BALANCES, DECEMBER 31, 1998 ....................   $     --   $     --    $  2,000    $  1,043
                                                           ========   ========    ========    ========

WESTERN FINANCIAL CAPITAL CORPORATION

        BALANCES, JANUARY 1, 1998 ......................   $     --   $     21    $  7,934    $    257

        Net income .....................................         --         --          --       1,965
        Dividends to parent company ....................         --         --          --      (1,525)
                                                           --------   --------    --------    --------

        BALANCES, DECEMBER 31, 1998 ....................   $     --   $     21    $  7,934    $    697
                                                           ========   ========    ========    ========

PMC INVESTMENT CORPORATION

        BALANCES, JANUARY 1, 1998 ......................   $  3,000   $      1    $ 12,439    $    275

        Net income .....................................         --         --          --       4,931
        Dividends to parent company ....................         --         --          --      (4,026)
        Dividends, preferred ...........................         --         --          --        (250)
                                                           --------   --------    --------    --------

        BALANCES, DECEMBER 31, 1998 ....................   $  3,000   $      1    $ 12,439    $    930
                                                           ========   ========    ========    ========

ELIMINATION ADJUSTMENTS
        Equity in income of subsidiaries ...............         --         --          --      (9,399)
        Dividends to parent ............................         --         --          --       7,951
        Preferred dividend of consolidated subsidiary ..         --         --          --         250
        Stock of subsidiaries ..........................     (3,000)       (22)    (22,373)         --
        Undistributed earnings of subsidiaries .........         --         --          --        (698)
                                                           --------   --------    --------    --------

                                                             (3,000)       (22)    (22,373)     (1,896)
                                                           --------   --------    --------    --------


CONSOLIDATED ...........................................   $     --   $    118    $ 71,312    $  1,495
                                                           ========   ========    ========    ========

                                                            NET
                                                         UNREALIZED
                                                         APPRECIATION                        TOTAL
                                                        (DEPRECIATION)      TREASURY      SHAREHOLDERS'
                                                        ON INVESTMENTS        STOCK          EQUITY
                                                        --------------        -----          ------
PMC CAPITAL, INC

        BALANCES, JANUARY 1, 1998 ......................  $     --          $      --       $ 70,166

        Net income .....................................        --                 --         13,949
        Preferred dividend of consolidated subsidiary ..        --                 --           (250)
        Dividend reinvestment plan,  198,329 shares ....        --                 --          2,759
        Dividends on common stock ......................        --                 --        (14,473)
                                                          --------          ---------       --------

        BALANCES, DECEMBER 31, 1998 ....................  $     --          $      --       $ 72,151
                                                          ========          =========       ========

FIRST WESTERN SBLC, INC. AND SUBSIDIARY

        BALANCES, JANUARY 1, 1998 ......................  $   (472)         $  (1,000)      $  1,488

        Net income .....................................       216                 --          2,699
        Dividends to parent company ....................        --                 --         (2,400)
                                                          --------          ---------       --------

        BALANCES, DECEMBER 31, 1998 ....................  $   (256)         $  (1,000)      $  1,787
                                                          ========          =========       ========

WESTERN FINANCIAL CAPITAL CORPORATION

        BALANCES, JANUARY 1, 1998 ......................  $   (109)         $      --       $  8,103

        Net income .....................................        91                 --          2,056
        Dividends to parent company ....................        --                 --         (1,525)
                                                          --------          ---------       --------

        BALANCES, DECEMBER 31, 1998 ....................  $    (18)         $      --       $  8,634
                                                          ========          =========       ========

PMC INVESTMENT CORPORATION

        BALANCES, JANUARY 1, 1998 ......................  $   (213)         $      --       $ 15,502

        Net income .....................................      (287)                --          4,644
        Dividends to parent company ....................        --                 --         (4,026)
        Dividends, preferred ...........................        --                 --           (250)
                                                          --------          ---------       --------

        BALANCES, DECEMBER 31, 1998 ....................  $   (500)         $      --       $ 15,870
                                                          ========          =========       ========

ELIMINATION ADJUSTMENTS
        Equity in income of subsidiaries ...............        --                 --         (9,399)
        Dividends to parent ............................        --                 --          7,951
        Preferred dividend of consolidated subsidiary ..        --                 --            250
        Stock of subsidiaries ..........................        --              1,000        (24,395)
        Undistributed earnings of subsidiaries .........        --                 --           (698)
                                                          --------          ---------       --------

                                                                --              1,000        (26,291)
                                                          --------          ---------       --------


CONSOLIDATED ...........................................  $   (774)         $      --       $ 72,151
                                                          ========          =========       ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATING FINANCIAL STATEMENTS.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                                           CONSOLIDATED
                                                                                              BEFORE
                                                                              ELIMINATION   ELIMINATION   PMC CAPITAL,
                                                              CONSOLIDATED      ENTRIES       ENTRIES        INC.
                                                              ------------    -----------   -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and
    unrealized gain (loss) on investments ..................     $ 13,949      $ (9,399)     $ 23,348      $ 13,949
  Adjustments to reconcile net operating
    income and realized and unrealized gain
    (loss) on investments to net cash
    provided by operating activities:
        Loans funded, held for sale ........................       (7,407)           --        (7,407)           --
        Proceeds from sale of guaranteed loans .............        9,978            --         9,978            --
        Change in unrealized depreciation on
            investments and loans written-off ..............          199            --           199            --
        Unrealized premium income, net .....................           (7)           --            (7)           --
        Depreciation and amortization ......................        1,340            --         1,340           107
        Accretion of loan discount and deferred fees .......       (1,163)           --        (1,163)         (277)
        Deferred fees collected ............................           91            --            91            28
        (Gain) loss on sale of assets ......................         (928)           --          (928)         (925)
        Equity in income of subsidiaries, net ..............       (2,624)           --        (2,624)       (2,624)
       Net change in operating assets and liabilities:
           Accrued interest receivable .....................           29            --            29            35
           Other assets ....................................          338            --           338           106
           Accrued interest payable ........................          (52)           --           (52)           (1)
           Borrower advances ...............................          (81)           --           (81)          299
           Other liabilities ...............................       (1,610)           --        (1,610)           66
                                                                 --------      --------      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................       12,052        (9,399)       21,451        10,763
                                                                 --------      --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .............................................      (59,043)           --       (59,043)      (29,723)
  Principal collected and other adjustments ................       24,661            --        24,661        13,535
  Proceeds from interest-only strip receivable .............          792            --           792            --
  Proceeds from unconsolidated subsidiary ..................           --
  Purchase of furniture and fixtures and other
     assets ................................................         (146)           --          (146)         (144)
  Purchase of mortgage-backed security of affiliate ........       (2,168)           --        (2,168)       (2,168)
  Proceeds from sale of assets .............................          301            --           301       (22,289)
  Proceeds from partnership distributions ..................        3,012         3,012            --            --
  Release of (investment in) restricted cash ...............          273            --           273            --
  Advances to (from) parent company ........................       (1,555)       (3,840)        2,285         2,285
  Investment in unconsolidated subsidiary ..................       (3,253)        9,399       (12,652)      (12,652)
                                                                 --------      --------      --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........      (37,126)        8,571       (45,697)      (51,156)
                                                                 --------      --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..................        2,061            --         2,061         2,061
   Proceeds from unconsolidated subsidiary .................       40,876            --        40,876        40,876
   Payment of dividends to parent ..........................           --        (3,012)        3,012        10,962
   Payment of dividends on common stock ....................      (14,771)           --       (14,771)      (14,771)
   Payment of dividends on preferred stock .................         (250)           --          (250)           --
   Payment of SBA debentures ...............................       (1,500)           --        (1,500)           --
   Advances to (from) parent company........................           --         3,840        (3,840)           --
   Payment of issuance costs on notes and debentures .......         (119)           --          (119)           (4)
                                                                 --------      --------      --------      --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........       26,297           828        25,469        39,124
                                                                 --------      --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......        1,223            --         1,223        (1,269)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............       17,502            --        17,502        11,808
                                                                 --------      --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................     $ 18,725      $     --      $ 18,725      $ 10,539
                                                                 ========      ========      ========      ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid ...........................................     $  5,474      $     --      $  5,474      $  2,731
                                                                 ========      ========      ========      ========

   Dividends reinvested ....................................     $    700      $     --      $    700      $    700
                                                                 ========      ========      ========      ========

   Reclassification from loans receivable
     to real property owned ................................     $    109      $     --      $    109      $     --
                                                                 ========      ========      ========      ========

   Loans contributed to unconsolidated subsidiary, net .....     $ 43,144      $     --      $ 43,144      $ 43,144
                                                                 ========      ========      ========      ========

                                                                 FIRST        WESTERN
                                                              WESTERN SBLC,   FINANCIAL        PMC
                                                                INC., AND      CAPITAL      INVESTMENT
                                                               SUBSIDIARY    CORPORATION   CORPORATION
                                                                --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and
    unrealized gain (loss) on investments ..................    $  2,699      $  2,056      $  4,644
  Adjustments to reconcile net operating
    income and realized and unrealized gain
    (loss) on investments to net cash
    provided by operating activities:
        Loans funded, held for sale ........................      (7,407)           --            --
        Proceeds from sale of guaranteed loans .............       9,978            --            --
        Change in unrealized depreciation on
            investments and loans written-off ..............        (159)            8           350
        Unrealized premium income, net .....................          (7)           --            --
        Depreciation and amortization ......................       1,091            58            84
        Accretion of loan discount and deferred fees .......        (255)         (200)         (431)
        Deferred fees collected ............................          23            16            24
        (Gain) loss on sale of assets ......................          (8)           (7)           12
        Equity in income of subsidiaries, net ..............          --            --            --
       Net change in operating assets and liabilities:
           Accrued interest receivable .....................         (13)           21           (14)
           Other assets ....................................         155            37            40
           Accrued interest payable ........................          (5)          (50)            4
           Borrower advances ...............................         (75)          146          (451)
           Other liabilities ...............................      (1,437)         (208)          (31)
                                                                --------      --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................       4,580         1,877         4,231
                                                                --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded .............................................      (3,174)      (12,027)      (14,119)
  Principal collected and other adjustments ................         816         4,954         5,356
  Proceeds from interest-only strip receivable .............         792            --            --
  Proceeds from unconsolidated subsidiary ..................
  Purchase of furniture and fixtures and other
     assets ................................................          --            --            (2)
  Purchase of mortgage-backed security of affiliate ........          --            --            --
  Proceeds from sale of assets .............................         104         7,961        14,525
  Proceeds from partnership distributions ..................          --            --            --
  Release of (investment in) restricted cash ...............         283            --           (10)
  Advances to (from) parent company ........................          --            --            --
  Investment in unconsolidated subsidiary ..................          --            --            --
                                                                --------      --------      --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ........      (1,179)          888         5,750
                                                                --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..................          --            --            --
   Proceeds from unconsolidated subsidiary .................          --            --            --
   Payment of dividends to parent ..........................      (2,400)       (1,525)       (4,025)
   Payment of dividends on common stock ....................          --            --            --
   Payment of dividends on preferred stock .................          --            --          (250)
   Payment of SBA debentures ...............................          --        (1,500)           --
   Advances to (from) parent company........................          62           124        (4,026)
   Payment of issuance costs on notes and debentures .......          --           (65)          (50)
                                                                --------      --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........      (2,338)       (2,966)       (8,351)
                                                                --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......       1,063          (201)        1,630

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............       1,095         4,110           489
                                                                --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................    $  2,158      $  3,909      $  2,119
                                                                ========      ========      ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid ...........................................    $     14      $  1,451      $  1,278
                                                                ========      ========      ========

   Dividends reinvested ....................................    $     --      $     --      $     --
                                                                ========      ========      ========

   Reclassification from loans receivable
     to real property owned ................................    $      9      $     55      $     45
                                                                ========      ========      ========

   Loans contributed to unconsolidated subsidiary, net .....    $     --      $     --      $     --
                                                                ========      ========      ========


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF
                    THESE CONSOLIDATED FINANCIAL STATEMENTS.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the General Partner
PMC Capital Limited Partnership:

In our opinion, the accompanying statements of assets, liabilities and partners' capital and the related statements of income, partners' capital and cash flows present fairly, in all material respects, the financial position of PMC Capital Limited Partnership at December 31, 1998 and 1997 and the results of its operations and cash flows for each of the two years in the period ended December 31, 1998 and for the period from November 8, 1996 (inception) to December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PRICEWATERHOUSECOOPERS LLP

March 4, 1999
Dallas, Texas

                        PMC CAPITAL LIMITED PARTNERSHIP
            STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                 (In thousands)

                                                                            December 31,
                                                                    ----------------------------
                                                                        1998            1997
                                                                    ------------    ------------
                        ASSETS

Investments at value:
  Loans receivable, net .........................................   $     20,513    $     33,975
  Restricted investments - money market funds and cash ..........          2,408           2,219
                                                                    ------------    ------------
                                                                          22,921          36,194
                                                                    ------------    ------------
Other assets:
  Due from affiliates ...........................................              5              15
  Deferred borrowing costs ......................................            162             296
  Accrued interest receivable ...................................            104             189
                                                                    ------------    ------------
Total other assets ..............................................            271             500
                                                                    ------------    ------------
Total assets ....................................................   $     23,192    $     36,694
                                                                    ============    ============

           LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Notes payable .................................................   $     16,070    $     28,866
  Accrued interest payable ......................................             91             164
  Other liabilities .............................................            190             141
  Due to affiliates .............................................           --                46
                                                                    ------------    ------------
Total liabilities ...............................................         16,351          29,217
                                                                    ------------    ------------
Commitments and contingencies

Partners' capital:
  General Partner's interest ....................................             (2)              4
  Limited Partner's interest ....................................          6,843           7,473
                                                                    ------------    ------------
                                                                           6,841           7,477
                                                                    ------------    ------------
Total liabilities and partners' capital .........................   $     23,192    $     36,694
                                                                    ============    ============

The accompanying notes are an integral part of these financial statements.

                        PMC CAPITAL LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
                                (IN THOUSANDS)


                                                                                November 8,
                                                  Years Ended December 31,    1996 (Inception)
                                                ---------------------------    to December 31,
                                                    1998            1997           1996
                                                ------------    ------------    ------------
Investment income:
Interest ....................................   $      3,443    $      4,823    $        599
Other investment income, net ................            619             197             111
                                                ------------    ------------    ------------
Total investment income .....................          4,062           5,020             710
                                                ------------    ------------    ------------
Expenses:
Interest ....................................          1,537           2,287             362
General and administrative ..................            148             125              20
                                                ------------    ------------    ------------
Total expenses ..............................          1,685           2,412             382
                                                ------------    ------------    ------------
Net income ..................................   $      2,377    $      2,608    $        328
                                                ============    ============    ============

  The accompanying notes are an integral part of these financial statements.

                        PMC CAPITAL LIMITED PARTNERSHIP
                        STATEMENTS OF PARTNERS' CAPITAL
         PERIOD FROM NOVEMBER 8, 1996 (INCEPTION) TO DECEMBER 31, 1998
                                 (In thousands)

                                                             Limited        General
                                                            Partner's      Partner's
                                                            Interest        Interest         Total
                                                          ------------    ------------    ------------
Balance, November 8, 1996 (inception) .................   $       --      $       --      $       --

Limited Partner's contribution of loans receivable
and other assets ......................................         45,681            --            45,681

General Partner's cash contribution ...................           --                10              10

Net income ............................................            325               3             328

Partnership distributions .............................        (37,801)             (2)        (37,803)
                                                          ------------    ------------    ------------
Balance, December 31, 1996 ............................          8,205              11           8,216

Net income ............................................          2,582              26           2,608

Partnership distributions .............................         (3,314)            (33)         (3,347)
                                                          ------------    ------------    ------------
Balance, December 31, 1997 ............................          7,473               4           7,477

Net income ............................................          2,353              24           2,377

Partnership distributions .............................         (2,983)            (30)         (3,013)
                                                          ------------    ------------    ------------
Balance, December 31, 1998 ............................   $      6,843    $         (2)   $      6,841
                                                          ============    ============    ============


  The accompanying notes are an integral part of these financial statements.

                        PMC CAPITAL LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                                           NOVEMBER 8,
                                                                       YEARS ENDED DECEMBER 31,          1996 (INCEPTION)
                                                                      --------------------------         TO DECEMBER 31,
                                                                        1998             1997                 1996
                                                                      --------          --------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                          $  2,377          $  2,608          $         328
  Adjustments to reconcile net income
    to net cash provided by operating activities:
        Amortization                                                       134                99                     16
        Accretion of loan discount and deferred fees                      (225)             (207)                   (28)
        Net change in operating assets and liabilities:
            Accrued interest receivable                                     85                50                   (239)
            Other assets and liabilities                                    49               152                    (11)
            Accrued interest payable                                       (73)              (69)                   233
                                                                      --------          --------                -------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                2,347             2,633                    299
                                                                      --------          --------                -------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Principal collected and other adjustments                             13,687             8,037                  3,904
  Release of (investment in) restricted cash                              (189)            3,225                 (5,444)
                                                                      --------          --------                -------
Net cash provided by (used in) investing activities                     13,498            11,262                 (1,540)
                                                                      --------          --------                -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                                --                --                   40,183
   Proceeds from issuance of general partnership interest                 --                --                       10
   Partner distributions                                                (3,013)           (3,347)               (37,803)
   Payment on notes payable                                            (12,796)          (11,317)                  --
   Advances from (to) affiliates, net                                      (36)              774                   (743)
   Payment of issuance costs on notes                                     --                  (5)                  (406)
                                                                      --------          --------                -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (15,845)          (13,895)                 1,241
                                                                      --------          --------                -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      --                --                     --

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              --                --                     --
                                                                      --------          --------                -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $   --            $   --                     --
                                                                      ========          ========                =======
Supplemental disclosure:

   Loans contributed from limited partner                             $   --            $   --                  $45,145
                                                                      ========          ========                =======


 The accompanying notes are an integral part of these financial statements.

                        PMC CAPITAL LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS:

         PMC Capital Limited Partnership ("the Partnership") was formed as a Delaware limited partnership in November 1996 to act as a special purpose affiliate of PMC Capital, Inc. ("PMC Capital"), the 99% limited partner. PMC Capital is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940. PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries. The Partnership was established to acquire loans from PMC Capital and to issue fixed-rate debt through a private placement. PMC Capital is either directly or indirectly the sole partner of the Partnership.

         PMC Capital Corp. is a Delaware corporation formed in November 1996 to be the independent trustee of the general partner of the Partnership. PMC Trust 1996-A is a Delaware business trust formed in November 1996 to be the general partner (1% ownership) of the Partnership.

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

         REALIZED GAIN (LOSS) ON INVESTMENTS

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

         At December 31, 1998 and 1997 their was no recorded investment in loans identified as impaired.

         The Company's portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of loans were as noted below:

                                                 Percentage of Loan Portfolio
               State                                     December 31,
               -----                             ----------------------------
                                                      1998          1997
                                                     ------        ------

               Texas                                   39%           37%
               Arizona                                 11%            7%
               Virginia                                 8%            5%
               Tennessee                                8%            5%
               Florida                                  5%            9%
               Other                                   29%           37%
                                                      ---           ---
                                                      100%          100%
                                                      ===           ===

         There were no loans receivable; (i) greater than 60 days past due,
         (ii) on which litigation against the borrowers had commenced, or (iii) which were in the process of liquidation at December 31, 1998 and 1997.


NOTE 3.  CREDIT RISK:

         At December 31, 1998 and 1997 loans to businesses in the lodging industry comprised 96% and 93% of loans receivable and 85% and 88% of total assets, respectively. There can be no assurance that the Partnership will experience the positive results which PMC Capital has historically achieved from these lending activities. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Partnership. Additionally, at December 31, 1998 loans to businesses located in Texas and Arizona comprised approximately 39% and 11%, respectively, of the Partnership's outstanding loan portfolio. No other state had a concentration greater than 10%. A decline in economic conditions in any of these states may adversely affect the Partnership.

                        PMC CAPITAL LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4.  NOTES PAYABLE:

         On November 13, 1996, the Partnership completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the "Notes"). The Notes, issued at par, which have a stated maturity in 2005 and bear interest at the rate of 6.725% per annum, are collateralized by the loans contributed by PMC Capital to the Partnership. In connection with this private placement, the Notes were given a rating of "Aa2" by Moody's Investors Service. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the loans. Required principal payments to the noteholders are based upon the collection of principal on the Contributed Loans. All principal collected on the Contributed Loans during the monthly period (as defined in the Trust Indenture) are used to make the required principal payment on the first business day of the following month. As of December 31, 1998 and 1997, the balance outstanding on the notes payable were $16,070,000 and $28,866,000, respectively.

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

         The estimated fair values of the Partnership's financial instruments pursuant to SFAS No. 107 are as follows:

                                                     1998                        1997
                                           ------------------------    ------------------------
                                                         Estimated                   Estimated
                                            Carrying       Fair        Carrying        Fair
                                             Amount        Value        Amount         Value
                                           ----------    ----------    ----------    ----------
                                                               (in thousands)
Assets:
Loans receivable, net                      $   20,513    $   20,908    $   33,975    $   34,749
Restricted investments                          2,408         2,408         2,219         2,219

Liabilities:
Notes payable                                  16,070        16,192        28,866        29,075

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

NOTE 7.  RELATED PARTY TRANSACTIONS:

         At December 31, 1998 and 1997, the balance in due from affiliates of $5,000 and $15,000, respectively, were the result of payments on the Partnership's loans receivable deposited directly by borrowers into an affiliate's operating bank account. These balances were transferred to the appropriate company subsequent to the respective year end.

                       REPORT OF INDEPENDENT ACCOUNTANTS




To the General Partner
PMC Capital, L.P. 1998-1:

In our opinion, the accompanying statement of assets, liabilities and partners' capital and the related statements of income, partners' capital and cash flows present fairly, in all material respects, the financial position of PMC Capital, L.P. 1998-1 at December 31, 1998 and the results of its operations and cash flows for the period from October 23, 1998 (inception) to December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


                                       PRICEWATERHOUSECOOPERS LLP

March 4, 1999
Dallas, Texas

                            PMC CAPITAL, L.P. 1998-1
             STATEMENT OF ASSETS, LIABILITIES AND PARTNERS' CAPITAL
                                 (IN THOUSANDS)

                                                                December 31,
                                                                    1998
                                                                ------------

                                    ASSETS
Investments at value:
  Loans receivable, net ....................................     $41,255
  Restricted investments - money market funds and cash .....       5,898
                                                                 -------
                                                                  47,153
                                                                 -------
Other assets:
  Accrued interest receivable ..............................         168
                                                                 -------
Total other assets .........................................         168
                                                                 -------
Total assets ...............................................     $47,321
                                                                 =======
                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
  Notes payable ............................................     $40,983
  Accrued interest payable .................................         239
  Due to affiliates ........................................         450
                                                                 -------
Total liabilities ..........................................      41,672
                                                                 -------
Commitments and contingencies

Partners' capital:
  General Partner's interest ...............................          --
  Limited Partner's interest ...............................       5,649
                                                                 -------
                                                                   5,649
                                                                 -------
Total liabilities and partners' capital ....................     $47,321
                                                                 =======

   The accompanying notes are an integral part of these financial statements.

                            PMC CAPITAL, L.P. 1998-1
                              STATEMENT OF INCOME
                                 (IN THOUSANDS)

                                              October 23,
                                            1998 (Inception)
                                            to December 31,
                                                1998
                                            ----------------
Investment income:
  Interest ................................     $421
  Other investment income, net ............       53
                                                ----
Total investment income ...................      474
                                                ----
Expenses:
  Interest ................................      296
                                                ----
Total expenses ............................      296
                                                ----
Net  income ...............................     $178
                                                ====

  The accompanying notes are an integral part of these financial statements.

                            PMC CAPITAL, L.P. 1998-1
                         STATEMENT OF PARTNERS' CAPITAL
         PERIOD FROM OCTOBER 23, 1998 (INCEPTION) TO DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                            Limited       General
                                                            Partner's     Partner's
                                                            Interest      Interest       Total
                                                            ---------     ---------    --------
Balance, October 23, 1998 (inception) .................     $     --      $     --     $     --

Limited Partner's contribution of loans receivable
     and other assets, net ............................       46,347            --       46,347

Partnership distributions .............................      (40,876)           --      (40,876)

Net income ............................................          178            --          178
                                                            --------      --------     --------
Balance, December 31, 1998 ............................     $  5,649      $     --     $  5,649
                                                            ========      ========     ========

  The accompanying notes are an integral part of these financial statements.

                           PMC CAPITAL, L.P. 1998-1
                            STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                             October 23,
                                                          1998 (Inception)
                                                           to December 31,
                                                               1998
                                                          ----------------
Cash flows from operating activities:
  Net income ..........................................     $    178
  Adjustments to reconcile net income
    to net cash provided by operating activities:
        Net change in operating assets and liabilities:
            Accrued interest receivable ...............         (168)
            Accrued interest payable ..................          239
                                                            --------
Net cash provided by operating activities .............          249
                                                            --------
Cash flows from investing activities:
  Principal collected and other adjustments ...........        1,889
  Investment in restricted cash .......................       (5,898)
                                                            --------
Net cash used in investing activities .................       (4,009)
                                                            --------
Cash flows from financing activities:
   Proceeds from issuance of notes payable ............       41,861
   Payment on notes payable ...........................         (878)
   Partner distributions ..............................      (40,876)
   Partner contributions ..............................        3,203
   Advances from affiliates, net ......................          450
                                                            --------
Net cash provided by  financing activities ............        3,760
                                                            --------
Net increase (decrease) in cash and cash equivalents ..           --

Cash and cash equivalents, beginning of period ........           --
                                                            --------
Cash and cash equivalents, end of year ................     $     --
                                                            ========
Supplemental disclosure:

   Loans contributed from limited partner .............     $ 43,144
                                                            ========

   The accompanying notes are an integral part of these financial statements.

                            PMC CAPITAL L.P. 1998-1
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         BUSINESS:

         PMC Capital L.P. 1998-1 ("the Partnership") was formed as a Delaware limited partnership in October 1998 to act as a special purpose affiliate of PMC Capital, Inc. ("PMC Capital"), the 99.9% limited partner. PMC Capital is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940. PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries. The Partnership was established to acquire loans from PMC Capital and to issue variable-rate debt through a private placement. PMC Capital is either directly or indirectly the sole partner of the Partnership.

         PMC Capital Corp. 1998-1 is a Delaware corporation formed in October 1998 to be the General Partner (0.1% ownership) of the Partnership.

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

         VALUATION OF INVESTMENTS

         Loans receivable are carried at amortized cost which is the loan principal balance, unless there is doubt as to the realization of the loan (a "Problem Loan"). A valuation reserve is established for a Problem Loan based on the creditor's payment history, collateral value, guarantor support and other factors.

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

         REALIZED GAIN (LOSS) ON INVESTMENTS

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

                            PMC CAPITAL L.P. 1998-1
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

         STATEMENT OF CASH FLOWS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

NOTE 2.  LOANS RECEIVABLE:

         On November 24, 1998, PMC Capital either contributed or sold the aggregate amount of $43.4 million of loans (the "Partnership Loans") to the Partnership without recourse to PMC Capital.

         At December 31, 1998 their were no recorded investment in loans identified as impaired.

         The Company's portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of loans were as noted below:

                                                 Percentage of Loan Portfolio
               State                                  December 31, 1998
               -----                             ----------------------------

               Texas                                          23%
               Arizona                                         9%
               South Carolina                                  7%
               Georgia                                         7%
               Other                                          54%
                                                             ---
                                                             100%
                                                             ===

         There were no loans receivable; (i) greater than 60 days past due,
         (ii) on which litigation against the borrowers had commenced, or (iii) which were in the process of liquidation at December 31, 1998.


NOTE 3.  CREDIT RISK:

         At December 31, 1998 loans to businesses in the lodging industry comprised 73% of loans receivable and 64% of total assets. There can be no assurance that the Partnership will experience the positive results which PMC Capital has historically achieved from these lending activities. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Partnership. Additionally, at December 31, 1998 loans to businesses located in Texas comprised approximately 23% of the Partnership's outstanding loan portfolio. No other state had a concentration greater than 10%. A decline in economic conditions in Texas may adversely affect the Partnership.

                            PMC CAPITAL L.P. 1998-1
                         NOTES TO FINANCIAL STATEMENTS

NOTE 4.  NOTES PAYABLE:

         On November 24, 1998, the Partnership completed a private placement of approximately $39.6 million of its Loan-Backed Adjustable Rate Class-A Notes, (the "Class-A Notes") and $2.2 million of its Loan-Backed Adjustable Rate Class-B Notes (the "Class-B Notes", and together with the Class-A Notes, the "Notes"). The Class-A Notes and the Class-B Notes, issued at par, which have a stated maturity in 2021 and bear interest at the prime rate less 1.0% and 0.9%, respectively, are collateralized by the loans contributed by PMC Capital to the Partnership. In connection with this private placement, the Class-A Notes and the Class-B Notes were given a rating of "Aaa" and "A1", respectively, by Moody's Investors Service. The Class-B Notes were purchased by PMC Capital, Inc., the limited partner of the Partnership. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the loans. Required principal payments to the noteholders are based upon the collection of principal on the Partnership Loans. All principal collected on the Partnership Loans during the monthly period (as defined in the Trust Indenture) are used to make the required principal payment on the first business day of the following month.

NOTE 5.  PARTNERS' CAPITAL:

         The net proceeds from the issuance of the Notes (approximately $39.8 million prior to the payment of issuance costs of approximately $500,000 and the funding of a $2.6 million reserve fund held by the trustee as collateral) were distributed to PMC Capital.

NOTE 6.  FAIR VALUES OF FINANCIAL INSTRUMENTS:

         The estimates of fair value as required by Statement of Financial Accounting Standards ("SFAS") No. 107 do not differ from the value of the financial assets and liabilities determined by the General Partner primarily as a result of the recent completion of the asset purchase at fair value and the portfolio assets having variable rates of interest. Considerable judgement is required to interpret market data and develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize in a current market exchange or the amount that ultimately will be realized by the Partnership upon maturity or disposition.

         The estimated fair values of the Partnership's financial instruments pursuant to SFAS No. 107 are as follows:

                                                         1998
                                              --------------------------
                                                               Estimated
                                              Carrying           Fair
                                               Amount            Value
                                              --------         ---------
                                                   (in thousands)
           Assets:
              Loans receivable, net           $ 41,255         $ 41,255
              Restricted investments             5,898            5,898

           Liabilities:
              Notes payable                     40,983           40,983

         Loans receivable, net: The estimated fair value for all loans is estimated by discounting the estimated cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and maturities. The impact of delinquent loans on the estimation of the fair values described above is not considered to have a material effect and accordingly, delinquent loans have been disregarded in the valuation methodologies employed.

                            PMC CAPITAL L. P. 1998-1
                         NOTES TO FINANCIAL STATEMENTS

NOTE 6.  FAIR VALUES OF FINANCIAL INSTRUMENTS: (CONTINUED)

         Restricted investments : The carrying amount is a reasonable estimation of fair value.

         Notes payable: The estimated fair value is based on present value calculation using prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

NOTE 7.  RELATED PARTY TRANSACTIONS:

         At December 31, 1998, the balance in due to affiliates of $450,000 was a result of interest transferred to the Partnership relating to loans receivable. These balances will be repaid subsequent to year end.

                                    EXHIBITS

         Exhibit  Description                                                       Page
         -------  -----------                                                       ----

         3.1 Articles of Incorporation, as amended (incorporated by reference to Exhibit 4(b)(1) to Amendment No. 9 to the Registration Statement on Form N-2 (Registration No. 33-2535)
                  (the "N-2 Registration Statement"), dated November 29, 1991.

         3.2 By-Laws, as amended (incorporated by reference to Exhibit 2 to Amendment No.7 to the N-2 Registration Statement dated
                  April 27, 1989).

         4.1      Certificate of Common Stock (incorporated by reference to
                  Exhibit 4 to Amendment No. 1 to the N-2 Registration
                  Statement dated November 10, 1993).

     ****4.2      Debenture dated September 24, 1996 for $2,490,000 loan with
                  SBA.

         4.5      Debenture dated June 27, 1990 for $2,000,000 loan with SBA -
                  (incorporated by reference from Exhibit 4(b)(5)(n)
                  Registrant's Form N-2, Amendment No. 9, dated April 29,
                  1991).

         4.6      Debenture dated September 26, 1990 for $2,810,000 loan with
                  SBA - (incorporated by reference from Exhibit 4(b)(5)(o) to the Registrant's Form N-2, Amendment 9, dated April 29,
                  1991).

         4.7      Debenture dated September 26, 1990 for $1,500,000 loan with
                  SBA - (incorporated by reference from Exhibit 4(b)(5)(p) to the Registrant's Form N-2, Amendment 9, dated April 29,
                  1991).

         4.8      Debenture dated March 29, 1990 for $1,000,000 loan with SBA -
                  (incorporated by reference from Exhibit 5(q) from Registrant's Form N-2, Amendment No. 3, dated August 18,
                  1992).

         4.9      Debenture dated September 27, 1989 for $1,000,000 loan with
                  SBA - (incorporated by reference from Exhibit 5(r) from
                  Registrant's Form N-2, Amendment No. 3, dated August 18,
                  1992).

         4.10     Debenture dated September 27, 1989 for $1,500,000 loan with
                  SBA - (incorporated by reference from Exhibit 5(s) from
                  Registrant's Form N-2, Amendment No. 3, dated August 18,
                  1992).

         4.11     Debenture dated January 2, 1990 for $3,000,000 loan with SBA
                  - (incorporated by reference from Exhibit (5)(t) from Registrant's Form N-2, Amendment No. 3, dated August 18,
                  1992).

         4.12     Debenture dated August 18, 1989 for $1,000,000 loan with SBA
                  - (incorporated by reference from Exhibit (5)(u) from Registrant's Form N-2, Amendment No. 3, dated August 18,
                  1992).

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

      ***4.28 Senior Note dated April 19, 1995 for $2,000,000 with Peerless Insurance Company.

      ***4.29 Senior Note dated April 19, 1995 for $2,000,000 with Indiana Insurance Company.

      ***4.30 Senior Note dated April 19, 1995 for $1,000,000 with Security Life of Denver Insurance Company.

     ****4.31 Debenture dated June 27, 1990 for $1,030,000 assumed from ESLO Capital Corporation.

        *10.1 Employment contract between the Registrant and Lance B. Rosemore dated July 1, 1998.

        *10.2 Employment contract between the Registrant and Andrew S. Rosemore dated July 1, 1998.

     ****10.3 Employment contract between the Registrant and Fredric M. Rosemore dated June 30, 1996.

        *10.4 Employment contract between the Registrant and Jan F. Salit dated July 1, 1998.

        *10.5 Employment contract between the Registrant and Barry N. Berlin dated July 1, 1998.

        *10.6 Employment contract between the Registrant and Mary J. Brownmiller dated July 1, 1998.

         10.7 First Amended and Restated Revolving Credit Note dated as of March 15, 1998 - (incorporated by reference from Registrants' Form 10-Q for the quarterly period ended March 31, 1998).

     ****10.8 Servicing Agreement by and among Sun Trust Bank, PMC Capital Limited Partnership and PMC Capital, Inc.

    *****10.9     PMC Capital, Inc. 1997 Non-Employee Stock Option Plan.

    *****10.10    PMC Capital, Inc. 1997 Employee Stock Option Plan.

        *10.11 Employment contract between the Registrant and Cheryl T. Murray dated July 1, 1998.

        *10.12 Servicing Agreement by and among Harris Trust, PMC Capital L.P. 1998-1, and PMC Capital, Inc.

         10.13 Second Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of loan dated as of March 15, 1998 - (incorporated by reference from Registrant's Form 10-Q for the quarterly period ended March 31, 1998).

        *21       Subsidiaries of Registrant

        *27       Financial Data Schedule

                  -------------------
                  *      Filed herewith
                  ** Previously filed with the Commission as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1994
                  *** Previously filed with the Commission as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1995
                  **** Previously filed with the Commission as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1996
                  ***** Previously filed with the Commission as an exhibit to the Registrant's Form 10-K for the fiscal year ended December 31, 1997