Form 10-Q
period 1999-03-31
PMC CAPITAL INC
filed 1999-05-17
CIK 722571

                                   FORM 10 - Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  March 31, 1999
                                                 ----------------

                                            OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from             to
                                                 -----------    -----------

                           Commission File Number    811-3780
                                                    ----------

                                PMC CAPITAL, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                      59-2338439
----------------------------------         ------------------------------------
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

18111 Preston Road, Suite 600, Dallas, TX 75252          (972) 349-3200
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

As of May 14, 1999, Registrant had outstanding 11,829,116 shares of Common Stock, par value $.01 per share.

                       PMC CAPITAL, INC. AND SUBSIDIARIES



                                      INDEX

PART I.           Financial Information                                                                PAGE NO.
                                                                                                       --------
                  Item 1.  Financial Statements

                             Consolidated Balance Sheets -
                              March 31, 1999 (Unaudited) and December 31, 1999                             2

                             Consolidated Statements of Income (Unaudited) -
                              Three Months Ended March 31, 1999 and 1998                                   3

                             Consolidated Statements of Cash Flows (Unaudited) -
                              Three Months Ended March 31, 1999 and 1998                                   4

                             Notes to Consolidated Financial Statements (Unaudited)                        5

                  Item 2.  Management's Discussion and Analysis of
                             Results of Operations and Financial Condition                                 9

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     18

PART II.          Other Information

                  Item 6.  Exhibits and Reports on Form 8-K                                               19


                                     PART I

                              FINANCIAL INFORMATION

                                     ITEM 1.

                              FINANCIAL STATEMENTS

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (In thousands, except share and per share data)

                                                                           March 31,     December 31,
                                                                             1999            1998
                                                                           ---------      ---------
                                                                          (Unaudited)
                                     ASSETS
Investments at value:
  Loans receivable, net ..............................................     $ 128,450      $ 116,711
  Cash equivalents ...................................................         7,537         18,489
  Investment in unconsolidated subsidiaries ..........................        12,824         12,930
  Interest-only strip receivables ....................................         3,790          4,168
  Restricted investments .............................................         2,627          2,525
  Mortgage-backed security of affiliate ..............................         2,055          2,168
  Real property owned ................................................           109            109
                                                                           ---------      ---------
Total investments at value ...........................................       157,392        157,100
                                                                           ---------      ---------

Other assets:
  Receivable for loans sold ..........................................           168            156
  Due from unconsolidated subsidiaries ...............................         1,668          2,579
  Servicing asset ....................................................         1,146          1,330
  Deferred charges, deposits and other assets ........................         1,096          1,140
  Accrued interest receivable ........................................           626            581
  Cash ...............................................................           250            235
  Property and equipment, net ........................................           240            228
                                                                           ---------      ---------
Total other assets ...................................................         5,194          6,249
                                                                           ---------      ---------
Total assets .........................................................     $ 162,586      $ 163,349
                                                                           =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  SBA debentures payable .............................................     $  39,790      $  39,790
  Notes payable ......................................................        35,000         35,000
  Accounts payable ...................................................         2,071          1,728
  Dividends payable ..................................................         3,019          3,020
  Borrower advances ..................................................         1,506          1,598
  Accrued interest payable ...........................................           893          1,264
  Due to unconsolidated subsidiaries .................................            21              1
  Deferred fee revenue ...............................................           804            666
  Other liabilities ..................................................           606          1,131
                                                                           ---------      ---------
Total liabilities ....................................................        83,710         84,198
                                                                           ---------      ---------

Commitments and contingencies

Cumulative preferred stock of subsidiary .............................         7,000          7,000
                                                                           ---------      ---------

Shareholders' equity:
  Common stock, authorized 30,000,000 shares of $.01 par value,
       11,829,000 shares issued and outstanding
       at March 31, 1999 and December 31, 1998 .......................           118            118
  Additional paid-in capital .........................................        71,312         71,312
  Undistributed net operating income .................................           851          1,495
  Net unrealized depreciation on investments .........................          (405)          (774)
                                                                           ---------      ---------
                                                                              71,876         72,151
                                                                           ---------      ---------
Total liabilities and shareholders' equity ...........................     $ 162,586      $ 163,349
                                                                           =========      =========
Net asset value per common share .....................................     $    6.08      $    6.10
                                                                           =========      =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share data)


                                                                        THREE MONTHS ENDED MARCH 31,
                                                                        ---------------------------
                                                                             1999           1998
                                                                        -----------      ----------
                                                                                 (UNAUDITED)
INVESTMENT INCOME:
  Interest ...........................................................     $  3,769      $  4,093
  Premium income .....................................................          169           389
  Other investment income, net .......................................          221           170
                                                                           --------      --------

Total investment income ..............................................        4,159         4,652

Equity in income of unconsolidated subsidiaries, net .................          863           588
Other income .........................................................          582           550
                                                                           --------      --------

Total income .........................................................        5,604         5,790
                                                                           --------      --------

EXPENSES:
  Interest ...........................................................        1,303         1,332
  Salaries and related benefits ......................................          965         1,016
  General and administrative .........................................          251           164
  Profit sharing plan ................................................           38            38
  Rent ...............................................................           53            61
  Legal and accounting ...............................................           61            71
  Small Business Administration fees .................................           20            29
  Directors and shareholders expense .................................           10            11
                                                                           --------      --------

Total expenses .......................................................        2,701         2,722
                                                                           --------      --------

Net  operating income ................................................        2,903         3,068
                                                                           --------      --------

REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS:
    Loans written-off ................................................         (527)         (133)
    Change in unrealized appreciation
      (depreciation) on investments ..................................          369           357
                                                                           --------      --------

Total realized and unrealized gain (loss) on investments .............         (158)          224
                                                                           --------      --------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS .........................................     $  2,745      $  3,292
                                                                           ========      ========


PREFERRED DIVIDENDS ..................................................     $     62      $     62
                                                                           ========      ========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .........       11,829        11,731
                                                                           ========      ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE ..........................     $   0.23      $   0.28
                                                                           ========      ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             THREE MONTHS ENDED MARCH 31,
                                                                                             ----------------------------
                                                                                                1999            1998
                                                                                             ----------      ------------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments ............     $  2,745      $  3,292
  Adjustments to reconcile net operating income and realized and unrealized gain
    (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale ......................................................       (1,538)       (2,570)
        Proceeds from sale of guaranteed loans ...........................................        2,172         3,308
        Change in unrealized depreciation on investments and loans written-off ...........          158          (224)
        Unrealized premium income, net ...................................................          (17)           (8)
        Depreciation and amortization ....................................................          323           254
        Accretion of loan discount and deferred fees .....................................         (242)         (189)
        Deferred fees collected ..........................................................           46           (27)
        Loss on sale of assets ...........................................................         --              12
        Equity in income of subsidiaries, net ............................................         (863)         (588)
      Net change in operating assets and liabilities:
           Accrued interest receivable ...................................................          (45)          (45)
           Other assets ..................................................................           (7)          213
           Accrued interest payable ......................................................         (371)         (424)
           Borrower advances .............................................................          (92)          206
           Other liabilities .............................................................          (72)       (1,433)
                                                                                               --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................        2,197         1,777
                                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded ...........................................................................      (15,693)       (8,367)
  Principal collected and other adjustments ..............................................        3,384         4,110
  Proceeds from interest-only strip receivable ...........................................          148           316
  Proceeds from partnership distributions ................................................        1,135           640
  Proceeds from mortgage-backed security of affiliate ....................................          113          --
  Proceeds from sale of assets ...........................................................         --              66
  Purchase of furniture and fixtures and other assets ....................................          (31)          (38)
  Investment in restricted cash ..........................................................         (102)         (228)
  Advances to (from) unconsolidated affiliates, net ......................................          931          (477)
                                                                                               --------      --------
NET CASH USED IN INVESTING ACTIVITIES ....................................................      (10,115)       (3,978)
                                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ................................................         --           2,061
   Payment of SBA debentures .............................................................         --          (1,500)
   Payment of dividends on common stock ..................................................       (2,957)       (3,702)
   Payment of dividends on preferred stock ...............................................          (63)          (61)
                                                                                               --------      --------
NET CASH USED IN FINANCING ACTIVITIES ....................................................       (3,020)       (3,202)
                                                                                               --------      --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................................................      (10,938)       (5,403)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................       18,725        17,502
                                                                                               --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................     $  7,787      $ 12,099
                                                                                               ========      ========
SUPPLEMENTAL DISCLOSURE:
   Interest paid .........................................................................     $  1,663      $  1,746
                                                                                               ========      ========
   Reclassification from loans receivable to real property owned
       by an Unconsolidated Subsidiary ...................................................     $    323      $     45
                                                                                               ========      ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.   INTERIM FINANCIAL STATEMENTS:

The accompanying consolidated balance sheet of PMC Capital, Inc. ("PMC") and its wholly-owned regulated investment company subsidiaries (collectively, the "Company") as of March 31, 1999 and the consolidated statements of income and cash flows for the three months ended March 31, 1999 and 1998 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 1999 and the results of operations and cash flows for the three months ended March 31, 1999 and 1998. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company's 1998 Annual Report on Form 10-K.

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

The results for the three months ended March 31, 1999 are not necessarily indicative of future financial results.

NOTE 2.   RECLASSIFICATION:

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 3.   BUSINESS:

PMC is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act"). PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMCIC") and Western Financial Capital Corporation ("Western Financial"). First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. In addition, PMC is directly or indirectly either the sole shareholder or partner of several non-investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary ("PMC Advisers"); PMC Funding Corp. and its subsidiary ("PMC Funding"); PMC Capital Limited Partnership (the "96 Partnership") and its related general partner and trust; and PMC Capital, L.P. 1998-1 and its related general partner (the "98 Partnership" and together with the 1996 Partnership, the "Limited Partnerships"). PMC has elected to be taxed as a regulated investment company and consequently distributes substantially all of its taxable income as dividends to shareholders.

NOTE 4.   BASIS FOR CONSOLIDATION:

The consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. Intercompany transactions have been eliminated in consolidation.

The accounts of PMC Advisers, PMC Funding, and the Limited Partnerships are accounted for by the equity method of accounting in conformity with Federal securities laws.

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

                        PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.   BASIS FOR CONSOLIDATION: (CONTINUED)

PMCIC is a licensed specialized small business investment company ("SSBIC") under the Small Business Investment Act of 1958, as amended ("SBIA"). PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMCIC are either fixed rate or a variable rate which is based on the prime lending rate ("Prime Rate"). As an SSBIC, PMCIC is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate was reduced through an SBA subsidy by 3% during the first five years). The SBA subsidy is no longer provided on new issuances under the SSBIC program.

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

Unconsolidated Subsidiaries
PMC Advisers, acts as the investment advisor for PMC Commercial Trust ("PMC Commercial"), a Texas real estate investment trust and an affiliate of PMC Capital.

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

NOTE 5.   DIVIDENDS PAID AND DECLARED:

During January 1999, the Company paid $0.250 per share in dividends to common shareholders of record on December 31, 1998. During March 1999, the Company declared a $0.250 per share dividend to common shareholders of record on March 31, 1999 which was paid on April 12, 1999.

NOTE 6.   INVESTMENT IN LIMITED PARTNERSHIPS:

As described in Note 4, the accounts of the Limited Partnerships are accounted for by the equity method of accounting in conformity with Federal securities law. During the three months ended March 31, 1999, the Limited Partnerships had $1,599,000 in total income and net income of $666,000 before the elimination of the net cash flow relating to the interest-only strip receivable.

                        PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   CONDENSED COMBINED FINANCIAL STATEMENTS:

As described in Note 4, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries.

The following are condensed combined financial statements of the Unconsolidated Entities as of March 31, 1999 and December 31, 1998 and for the three months ended March 31, 1999 and 1998.

                        CONDENSED COMBINED BALANCE SHEETS

                                                                                MARCH 31,   DECEMBER 31,
                                                                                  1999         1998
                                                                                --------     --------
                                                                              (Unaudited)
                                    ASSETS                                         (IN THOUSANDS)
               Investments at value:
                    Loans receivable, net .................................     $ 58,808     $ 61,768
                    Cash equivalents ......................................           95           64
                    Restricted investments and real property owned ........        6,447        9,096
                                                                                --------     --------
                                                                                  65,350       70,928
               Other assets ...............................................          465        1,673
                                                                                --------     --------
                    Total assets ..........................................     $ 65,815     $ 72,601
                                                                                ========     ========

                               LIABILITIES AND OWNERS' EQUITY
               LIABILITIES:
                    Notes payable .........................................     $ 51,295     $ 57,053
                    Other liabilities .....................................        1,696        2,618
                                                                                --------     --------
                                                                                  52,991       59,671
                                                                                --------     --------
               OWNERS' EQUITY:
                    Common Stock and additional paid-in capital ...........          526          526
                    Partners' Capital .....................................       12,271       12,740
                    Retained earnings (deficit) ...........................           27         (336)
                                                                                --------     --------
                                                                                  12,824       12,930
                                                                                --------     --------

                    Total liabilities and owners' equity ..................     $ 65,815     $ 72,601
                                                                                ========     ========


                     CONDENSED COMBINED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                 (In thousands)

                                                                                           1999       1998
                                                                                          ------     ------
               INCOME:                                                                       (Unaudited)
                    Investment income ...............................................     $1,552     $1,109
                    Other income, net ...............................................        452         35
                                                                                          ------     ------
                    Total income ....................................................      2,004      1,144
                                                                                          ------     ------
               EXPENSES:
                    Interest ........................................................        905        472
                    General and administrative expenses .............................         69         84
                                                                                          ------     ------
                    Total expense ...................................................        974        556
                                                                                          ------     ------

                    NET INCOME ......................................................      1,030        588
                       Less: elimination of the net cash flow relating to the
                             interest-only strip receivable in consolidation ........        167       --
                                                                                          ------     ------
                    Equity in income of unconsolidated subsidiaries, net ............     $  863     $  588
                                                                                          ======     ======

                        PMC CAPITAL, INC AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

Included in restricted investments and real property owned on the accompanying condensed combined balance sheet of the Unconsolidated Entities at March 31, 1999 is $350,000 in real property owned including $323,000 which was transferred from loans receivable. During the three months ended March 31, 1999, PMC Funding acquired the property as part of liquidating a loan receivable owned primarily by PMCIC. The asset was recorded at the expected net realizable value as determined by the Company's Board of Directors.

NOTE 8.    EARNINGS PER COMMON SHARE COMPUTATIONS:

The computations of basic earnings per common share are based on the weighted average number of shares outstanding during the period. For the purposes of determining the diluted earnings per share, there was no change in the weighted average shares outstanding for the effect of stock options during the three months ended March 31, 1999 and 1998 since the stock options were anti-dilutive. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were approximately $62,000 during each of the three months ended March 31, 1999 and 1998. The weighted average number of shares used in the computations of basic and diluted earnings per common share were 11.8 million and 11.7 million for the three months ended March 31, 1999 and 1998, respectively.

NOTE 9.   COMMITMENTS AND CONTINGENCIES:

Loan commitments outstanding at March 31, 1999, to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $63.7 million. Of these commitments, $19.5 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of the Company's business and in management's opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                                     PART I
                              FINANCIAL INFORMATION

                                     ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

GENERAL

The Company's operations include originating and servicing commercial loans for its own account. In addition, the Company operates as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to a fee arrangement with PMC Commercial. The Company sells the government guaranteed portion of its loans originated under the SBA 7(a) Program. Further, the Company has completed several structured sales of its loan portfolio. Historically, the Company has retained servicing rights and residual interests in all loans sold.

         The Company's revenue sources include the following:

         o Interest earned on commercial loans originated and retained including the effect of commitment fees collected at the inception of the loan.
         o    Fee income from the management of PMC Commercial.
         o An equity interest in the income of non-investment company subsidiaries.
         o Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market.
         o    Interest earned on temporary (short-term) investments.
         o Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.

The following table sets forth information concerning the aggregate gross loans funded by the Company:

                        THREE MONTHS ENDED MARCH 31,     YEARS ENDED DECEMBER 31,
                        ----------------------------     ------------------------
                               1999       1998                1998      1997
                              -------   -------              -------   -------
COMPANY                        FUNDED    FUNDED              FUNDED     FUNDED
            (IN MILLIONS)
PMCIC ...................     $   4.7   $   2.9              $  14.1   $  24.1
Western Financial .......      --           4.3                 12.0      12.9
First Western ...........         2.2       3.4                 10.6      29.5
PMC Capital .............        10.3       0.3                 29.7      19.9
                              -------   -------              -------   -------
         Total ..........     $  17.2   $  10.9              $  66.4   $  86.4
                              =======   =======              =======   =======

         PMC Advisers, either directly or through its wholly-owned subsidiary, has acted as the investment manager for PMC Commercial since PMC Commercial's initial public offering in December 1993. During the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997, PMC Advisers and its wholly-owned subsidiary earned management fees from PMC Commercial of approximately $0.6 million, $2.6 million and $1.6 million, respectively. The fees during the three months ended March 31, 1999 and the year ended December 31, 1998 include fees earned related to the structured financing and property acquisitions by PMC Commercial. The fee of PMC Advisers is primarily based on the amount and value of assets. As a result, any increases in the dollar amount of PMC Commercial's assets will benefit PMC Advisers, and PMC Advisers will have a potential conflict in determining whether to advise PMC Commercial to acquire assets and write down the value of any assets. In order to mitigate the risk to PMC Commercial from increasing its asset base through leveraged transactions, the Investment Management Agreements provide PMC Advisers with a reduced fee for any loans originated through additional borrowings. Additionally, the potential conflict for the management of PMC Advisers between PMC Commercial and the Company is mitigated through a loan origination agreement among PMC Advisers, PMC Commercial and the Company.

         Pursuant to the Investment Management Agreements between PMC Commercial and PMC Advisers, fees of between 0.875% and 1.67%, annually, are charged by the Company based upon the average principal outstanding of PMC Commercial's loans. In addition, one Investment Management Agreement includes compensation to PMC Advisers for its assistance in the issuance of PMC Commercial's debt and equity securities. During June 1998, one Investment Management Agreement was amended to provide for payment of fees relating to property acquisitions by PMC Commercial (the "Property Management Agreement"). The Property Management Agreement provides for a one time fee of 0.75% of the purchase price paid by PMC Commercial to Amerihost Properties, Inc. and its subsidiaries ("Amerihost") (the "Amerihost Purchase Price") in connection with the purchase of hotels from Amerihost and an annual management fee equal to the product of 0.70% multiplied by the Amerihost Purchase Price (the "Amerihost Fee"). In the event the Property Management Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Amerihost Fee for a period of five years from the termination date.

         The Company also earns income through its equity ownership in the unconsolidated subsidiaries, primarily the limited partnerships established by the Company in connection with the structured sale/financing of the Company's loans. The differential between the interest received by the limited partnerships on the loans transferred to it by PMC Capital and the interest paid by the limited partnerships on the notes issued by the limited partnerships in connection with the structured sales (see Note 7 to the accompanying consolidated financial statements), less (i) the net cash flow relating to the interest-only strip receivable on PMC's balance sheet, (ii) any loan losses and
(iii) amortization of transaction fees, contributes to the revenues of PMC Capital through its equity ownership in the limited partnerships.

         As a result of several factors, the number and dollar volume of loans originated by First Western under the SBA SBA 7(a) Program have decreased. The factors which contributed to this decrease included an increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) Program, increased competition for SBA 7(a) Program loans, and an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) Program. Accordingly, SBA 7(a) Program funding has decreased and the premiums earned on the sales of the government guaranteed portions of these loan have been significantly reduced. For the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997, revenues generated by such loan sales were $169,000, $776,000 and $1,776,000, respectively. Because of the above factors and an increase in the number of borrowers requesting fixed-rate financing, the Company believes that revenues generated from the sales of the guaranteed portion of the SBA 7 (a) Program loans will continue at present levels or may possibly diminish in the foreseeable future. The Company has attempted to offset First Western's decreased revenues through emphasizing the Company's other lending activities and offering lower fixed interest rates.

         As a result of the general downward trend in interest rates, the Company has experienced an increased rate in the prepayment of its loans. During the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997, the Company received $3.4 million, $24.7 million and $10.1 million, respectively, in collections of principal on retained loans including prepayments. For the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997, principal collections including prepayments (as an annualized percentage of the Company's total retained loan portfolio), were 10%, 19% and 11%, respectively. Prepayments generally increase during times of declining interest rates. On such prepayments, to the extent the loans were at a fixed rate of interest, the Company received the immediate benefit of the prepayment charge. Prepayment fees result in one-time increases in the Company's other income. However, the proceeds from the prepayments were invested initially in temporary investments and have been re-loaned or committed to be re-loaned at lower rates. These lower interest rates have had an adverse effect on the Company's results of operations and dependent upon the rate of future prepayments may have an impact on the Company's ability to maintain shareholders' distributions at current levels. The impact of the lower lending rates may partially be offset (based on current market conditions) by the reduced cost of the Company's borrowings. First Western's loans (all variable-rate) have no prepayment fees in accordance with SBA policy. Loans originated pursuant to the Company's prime lending program (the "Prime Lending Program") generally have prepayment fees equal to 95 days' interest. The Company believes that the prepayments may continue at accelerated levels in the second quarter of 1999, however, as a result of recent changes in the credit markets, the pace of prepayment activity may decrease later in the current fiscal year. See "Prepayment Risk".

         Late in the fourth quarter of 1996 the Company began marketing its Prime Lending Program which is a variable interest rate lending program based on the Prime Rate (as defined below). The Prime Lending Program is separate from the SBA 7(a) Program of First Western, the Company's other variable rate lending program. The Prime Lending Program provides funds to refinance existing real estate secured commercial loans with borrowers who have proven timely payment histories and loan-to-value and debt coverage ratios within the Company's underwriting criteria. Several of the loans refinanced under this program were originally SBA 7(a) Program loans and some of these loan originations have refinanced First Western's loans.

         Substantially all of the First Western loans and all loans originated pursuant to the Prime Lending Program are variable rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period ("Prime Rate"). The spread over the Prime Rate charged by First Western ranges from 1.0% to 2.75% and the weighted average spread over the Prime Rate for the Prime Lending Program is approximately 1.3%.

         The Prime Rates utilized for variable-rate loans were as follows:

                                            1999              1998              1997
                                            ----              ----              ----
                  First Quarter             7.75%             8.50%             8.25%
                  Second Quarter                              8.50%             8.50%
                  Third Quarter                               8.50%             8.50%
                  Fourth Quarter                              8.25%             8.50%

         The Company's working capital requirements for loan originations, as well as holding borrowers advances and cash reserves for its completed securitizations or structured financings, require it to maintain temporary short-term investments. In order to minimize its short-term investment positions, the Company may establish a bank warehouse facility and expects to more fully utilize its revolving credit facility to fund these working capital requirements. See "Liquidity and Capital Resources."

         The Company receives other investment income from various sources including prepayment fees, late fees, construction monitoring fees and site visit fees. The amount of other investment income earned will vary based on volume of loans funded, the timing and amount of financings, volume of loans which prepay, the mix of loans (construction versus non-construction), the rate and type of loans originated (whether fixed or variable) as well as the general level of interest rates.

         Expenses primarily consist of interest expense and company overhead. The Company's operations are centralized in its Dallas, Texas headquarters. The Company presently has additional business development offices located in Atlanta, Georgia and Phoenix, Arizona.

         General and administrative expenditures consist primarily of insurance, advertising and promotional expense, telephone services, corporate printing costs, commissions and general office expenses. It is anticipated that general and administrative expenses will remain at present levels during the remainder of the year ending December 31, 1999.

         In addition, the Company has other administrative costs ("Other Administrative Costs") which consist of profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. It is anticipated that Other Administrative Costs will remain at present levels during the remainder of the year ending December 31, 1999.

CERTAIN ACCOUNTING CONSIDERATIONS

         Effective January 1, 1997, the Company adopted, as required, SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides for the accounting and reporting of transfers and servicing of financial assets based on a financial-components approach.

         The transfer of assets that qualifies for sale treatment under SFAS No. 125 is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. The Company typically receives cash and retains the right to receive contractual servicing fees and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the interest-only strip receivable) in exchange for a portion of the loan, typically the guaranteed portion of an SBA 7(a) Program loan. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) the relative fair values of the servicing rights, and (c) the interest-only strip receivable retained, constitutes the gain on sale.

         In accordance with SFAS No. 125, the Company establishes a servicing asset to the extent the Company receives contractual compensation for servicing loans which is in excess of adequate compensation to service these loans. Servicing the sold portion of government guaranteed loans requires First Western to retain a minimum servicing spread of 1%. This spread is in excess of adequate compensation to service these loans. Accordingly, the Company has recorded a servicing asset relating to the servicing of the sold portion of First Western's loans. The servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets.

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

         On a quarterly basis, income generated by the interest-only strip receivable is recognized based on an "internal rate of return" (the "IRR") which during the initial reporting period after completion of the securitization is the market rate used in valuing the interest-only strip receivable. Management updates the anticipated future cash flows on a quarterly basis and determines a revised IRR based on the recorded interest-only strip receivable as of the balance sheet date. If during any evaluation of the value of the interest-only strip receivable it is determined that the IRR is lower than a "risk free" rate for an asset of similar duration, a realized loss will be incurred which adjusts the recorded value of the interest-only strip receivable to the market value.

         In addition, on a quarterly basis, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investments. During the three months ended March 31, 1999 and the years ended December 31, 1998 and 1997, the Company recorded a net unrealized loss of $160,000, a net unrealized gain of $120,000 and a net unrealized loss of $300,000, respectively, related to the interest-only strip receivables. At March 31, 1999 and December 31, 1998 and 1997, an unrealized loss was recorded on the interest-only strip receivable of $340,000, $180,000 and $300,000, respectively.

         The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management's estimate of prepayment speeds, default rates and future loan losses. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income in future periods would be enhanced.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         Net income decreased by $547,000 from $3,292,000 during the three months ended March 31, 1998 to $2,745,000 during the three months ended March 31, 1999. The weighted average common shares outstanding increased by approximately 1% from 11,731,000 during the three months ended March 31, 1998 to 11,829,000 during the three months ended March 31, 1999 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan. As more fully detailed below, the most significant reasons for the declines in net income when comparing the three months ended March 31, 1999 and 1998 was (i) the reduced amount of income recognized from interest income as a result of the structured sale of loan portfolio in November 1998, (ii) the reduction in premium income and (iii) the valuation gain (loss) related to the interest only strip receivables.

         Interest income: Interest income decreased by $324,000, from $4,093,000 for the three months ended March

31, 1998 to $3,769,000 for the three months ended March 31, 1999. Interest income includes the interest earned on loans, the interest earned on short-term ("temporary") investments, up-front fees collected including the accretion of up-front fees and the interest earned on the interest only strip receivables. This overall decrease was primarily attributable to a continued decline in interest rates on new loan originations and the structured sale of over $40 million in loans in November 1998.

         Interest on short-term investments for the three months ended March 31, 1999 was $37,000 greater than for the three months ended March 31, 1998 due to the higher daily balances in the restricted investments. The average outstanding temporary investments fluctuate based on the size and timing of receipt of capital resources and the volume of loan originations and prepayment activities.

         Interest income on loans decreased by $361,000, or 9%, from $3,921,000 during the three months ended March 31, 1998 to $3,560,000 during the three months ended March 31, 1999. The decrease in interest income on loans was primarily a result of the decrease in the weighted average outstanding principal amount of loans which decreased as a result of the structured sale of loans in November 1998. The average retained loan portfolio decreased by 5% to $122.6 million during the three months ended March 31, 1999 from $128.9 million during the three months ended March 31, 1998. This decrease was also caused by a continuation of lower interest rates charged on new loan originations and the prepayment of the higher interest rate loans. As competition has increased and acceptability of hospitality lending was increased by loan programs of major investment banks (commonly known as "conduit" programs), the rate able to be charged by the Company was decreasing while prepayments were increasing. The proceeds from the prepayments were invested initially in temporary investments and have been re-loaned at lower interest rates.

         Premium income: Premium income decreased by $220,000 (57%) from $389,000 for the three months ended March 31, 1998 to $169,000 for the three months ended March 31, 1999. This decrease was primarily attributable to (i) a $1,136,000 (34%) decrease in the government guaranteed portion of loans held for sale or sold (under the SBA 7(a) Program) from $3,308,000 during the three months ended March 31, 1998 to $2,172,000 during the three months ended March 31, 1999 and (ii) the diminished premiums paid by purchasers of government guaranteed loans. As a result of several factors, the number and dollar volume of loans originated by First Western under the SBA 7(a) Program have decreased. The factors which contributed to this decrease included an increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) Program, increased competition for SBA 7(a) Program loans, and an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) Program. Accordingly, premiums earned have been significantly reduced. It is anticipated that future fundings, and sales of the guaranteed portion of loans, may continue at levels experienced during the latter half of 1998 and the first quarter of 1999.

         Other investment income, net: Other investment income, net, increased by $51,000 (30%) from $170,000 for the three months ended March 31, 1998 to $221,000 for the three months ended March 31, 1999. This increase was primarily attributable to an increase in prepayment fees received and recognition of discounts related to fixed-rate loans which were prepaid in full and forfeited commitment fees during the three months ended March 31, 1999 as compared to the three months ended March 31, 1998.

         Equity in income (loss) of unconsolidated subsidiaries: Equity in income (loss) of unconsolidated subsidiaries increased by $275,000 (47%), from $588,000 during the three months ended March 31, 1998 to $863,000 during the three months ended March 31, 1999. The primary reason for the increase was the partnership formed by the Company in November 1998, the income from PMC Funding Corp. and its subsidiary and the income from PMC Advisers. The Company recognized $130,000 in net income related to the 1998 limited partnership during the three months ended March 31, 1999. The net income of PMC Advisers was $190,000 during the three months ended March 31, 1999 primarily related to fees generated on the Investment Management Agreement entered into in June 1998. No net income was earned by PMC Advisers during the three months ended March 31, 1998. PMC Funding which had a gain of $174,000 during the three months ended March 31, 1999 as compared to a $22,000 loss during the three months ended March 31, 1998 as a result of a gain on the sale of an asset. These increases were partially offset by a decrease in profits from the 1996 Partnership. The Partnership formed by the Company in 1996 had net income of $369,000 and $611,000 during the three months ended March 31, 1999 and 1998, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans held by the 1996 partnership. Accordingly, the interest earned on the 1996 partnership assets is decreasing resulting in less net profits. The loans held by the 1996 partnership will continue to be reduced resulting in a decline in profits to the Company in future periods of operations. The 1996 partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the notes issued by the 1996 partnership.

         Other income, net: Other income, net, increased by $32,000 (6%) from $550,000 during the three months ended March 31, 1998 to $582,000 during the three months ended March 31, 1999. Other income increased during the three months ended March 31, 1999 primarily due to increased investment management fees generated by PMC Advisers.

         Operating expenses: Operating expenses, not including interest, increased by $8,000 from $1,390,000 during the three months ended March 31, 1998 to $1,398,000 during the three months ended March 31, 1999. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and director's and shareholder's expense. The largest operating expense is salaries and related benefits which consist of salaries for the Company's officers and employees who provide all of the Company's management, advisory, and portfolio functions, including marketing, servicing, accounting and portfolio analysis. The Company had a decrease in salaries and related benefits of $51,000 (5%) from $1,016,000 during the three months ended March 31, 1998, to $965,000 during the three months ended March 31, 1999. The decrease in salaries and related benefits was attributable to a decrease in the number of employees. It is anticipated that operating expenses will remain at present levels during the remainder of 1999. The decrease in salaries and related benefits was offset by an increase in general and administrative expenses which increased $87,000 (53%) from $164,000 during the three months ended March 31, 1998, to $251,000 during the three months ended March 31, 1999. This increase was primarily attributable to an increase in commissions paid on loans closed during the three months ended March 31, 1999.

         Interest expense: Interest expense decreased by $29,000 (2%) from $1,332,000 during the three months ended March 31, 1998 to $1,303,000 during the three months ended March 31, 1999. Interest expense results primarily from interest payments made on (i) the Company's $35 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 2.5 years as of March 31, 1999, and (ii) $39,790,000 of debentures due to the SBA as a result of borrowings made by the Company's subsidiaries, with a weighted average interest rate of approximately 6.6% and weighted average remaining maturity of 4.0 years as of March 31, 1999. The decrease was attributable to the repayment at maturity of approximately $1.5 million in SBA debentures during February 1998.

         Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments changed from a gain of $224,000 during the three months ended March 31, 1998 to a loss of $158,000 during the three months ended March 31, 1999. The primary reason for this change was the recorded unrealized gains (losses) relating to the Company's interest only strip receivables. During the three months ended March 31, 1998, the Company recognized valuation gains of $255,000 compared to valuation losses of $160,000 during the three months ended March 31, 1999 as a result of increased prepayment speeds.

CASH FLOW ANALYSIS

         The Company generated $2,197,000 and $1,777,000 from operating activities during the three months ended March 31, 1999 and 1998, respectively. The primary source of the Company's funds is net income. The source of funds from net income is adjusted primarily by the change in other assets and liabilities and First Western's lending activities. Included in cash flows from operating activities is the lending activity of First Western relating to the government guaranteed portion of the SBA 7(a) Program loans originated which are sold into the secondary market ("Government Guaranteed Lending"). During the three months ended March 31, 1999 and 1998, the Company had a net source of cash of $634,000 and $738,000, respectively, from Government Guaranteed Lending activities representing a decrease in source of funds of $104,000. During the three months ended March 31, 1999 and 1998, the Company used net cash of $587,000 and $1,483,000, respectively, from the change in operating assets and liabilities.

         The Company used $10,115,000 and $3,978,000, respectively from investing activities during the three months ended March 31, 1999 and 1998, respectively. The Company increased its use of funds relating to loan activity from a net use of funds of $4,257,000 during the three months ended March 31, 1998 to a net use of funds of $12,309,000 during the three months ended March 31, 1999. This increase of $8,052,000 was due to an increase in loans funded of approximately $7.3 million. Principal collected decreased by $0.7 million from $4.1 million during the three months ended March 31, 1998 to $3.4 million during the three months ended March 31, 1999.

         The Company had a net use of $3,020,000 and $3,202,000 from financing activities during the three months ended March 31, 1999 and 1998, respectively. Dividends paid on common stock during the three months ended March 31, 1999 were $2,957,000 as compared to $3,702,000 during the three months ended March 31, 1998, a decrease of $745,000 (20%). The Company also had a decrease in funds received from the issuance of common stock of $2,061,000 due to the curtailment of the cash portion of the Company's dividend reinvestment plan during 1998 and the utilization of the market purchase option for plan purchases. Under the market purchase option, the Company does not receive any of the proceeds from plan participants. In addition, the Company did not have any SBA debenture repayments during the three months ended March 31, 1999 while a $1,500,000 SBA debenture was repaid at maturity during the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF FUNDS: As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders (see "Dividends"). Consequently, the Company must procure funds from sources other than earnings in order to meet its capital requirements. In addition, as a Business Development Company ("BDC"), the Company will be generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict its ability to borrow in certain circumstances.

          The primary use of the Company's funds is to originate loans. The Company also expends funds for payment of (i) dividends to shareholders, (ii) principal due on borrowings, (iii) interest and related financing costs, (iv) general and administrative expenses, (v) capital expenditures and (vi) advances on loan liquidations.

         Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured medium-term notes, the securitization and sale of a portion of its loan portfolio and the utilization of its short-term, unsecured revolving credit facility. During 1998, the Company structured a collateralized financing of its variable-rate loans primarily originated as part of the Prime Lending Program. Prospectively, in order to generate growth in the size of its investment portfolio, the Company will continually review the need for obtaining additional funds from: (i) securitization and sale of a portion of the loan portfolio, (ii) borrowings under its credit facility, (iii) medium-term debt offerings and/or (iv) equity offerings. It is anticipated that during the year ending December 31, 1999 the Company will generally rely on its revolving credit facility, the proceeds from principal payments on loans and the issuance of SBA debentures to the extent funds are necessary to originate loans. In addition, the Company has identified approximately $60 million of fixed-rate loans for securitization and anticipates finalizing a transaction during the second quarter of 1999. As a result of the recent volatile market conditions for asset backed securities such as securities sold by the Company, there can be no assurances that the Company will be able to complete this transaction. During 1999, the Company will have $6.7 million in senior unsecured notes and $4.2 million in SBA debentures which will mature. The Company has received a commitment to have the senior unsecured notes renewed under substantially the same terms and conditions presently outstanding. The SBA debentures are expected to be "rolled-over" into new SBA debentures with 10 year maturities. As part of the SBA's commitment to Western Financial and PMCIC to provide guaranties on $11.5 million in future debentures, $4.2 million will be utilized for the "roll-over" debentures. Management believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs.

         COMMITMENTS: Loan commitments outstanding at March 31, 1999 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $63.7 million. Of these commitments, $19.5 million were for loans partially guaranteed by the SBA of which approximately $16.3 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

         REVOLVING CREDIT FACILITY: PMC Capital has a $15 million revolving credit facility which expires in March 2000. At March 31, 1999, the Company had no borrowings outstanding under this revolving credit facility, and had availability of $15 million. Since March 31, 1999 the Company has borrowed approximately $5 million in the aggregate under the revolving credit facility. Advances pursuant to the credit facility bear interest at the Company's option at either the lender's prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to senior debt (as defined in the credit facility) will not fall below 135%. At March 31, 1999 the Company was in compliance with all covenants of this facility.

         SBA DEBENTURES: Due to changes in the SBIC program increasing the cost and availability of SBA debentures, the Company had been utilizing other sources of funds to expand its loan portfolio. The cost and terms of these other sources of funds are not as favorable as those historically achieved on SBA debentures and SSBIC preferred stock; however, the Company had been able to issue debt through private placement of notes and generate working capital through the securitization and sale of a portion of its portfolio at rates generally better than available through the issuance of SBA debentures under the relative terms in existence during the first half of 1998. As the cost of funds through the issuance of asset-backed securities increased during the latter half of 1998, the Company determined that the cost of debentures through the SBIC program was again cost efficient. As a result, the Company applied for and was approved by the SBA for the issuance of up to $11.5 million in SBA debentures. It is anticipated that a significant portion of these debentures will be issued during the year ended December 31, 1999 including $4.2 million for the "rollover" of SBA debentures which mature in 1999.

         INVESTMENT COMPANY ACT REQUIREMENTS: PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.

         DIVIDENDS: PMC Capital has historically paid out 100% of its investment company taxable income and not paid any return of capital. There are certain timing differences between book and tax income, most notably the recognition of commitment fees received and the recognition of income relating to the 1998 structured sale of loans. A portion of dividends paid during 1998 pertained to earnings in 1997 including the effect of the gain from a securitization and sale of certain loans originated by First Western completed in December 1997 (these amounts being referred to as the "Carry-Forward Amounts"). As a result of these timing differences and the Carry-Forward Amounts, the payment and amount of dividends does not necessarily coincide with the Company's earnings. The Company utilized a substantial portion of its Carry-Forward Amounts during 1998 to pay dividends. The Company presently anticipates that the dividend will be stabilized at $0.25 per share, per quarter during 1999. Each of the dividends paid on January 11, 1999 and April 12, 1999 were $0.25 per share. The Company may amend this stabilized dividend policy as warranted by earnings.

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

FLUCTUATIONS IN QUARTERLY RESULTS

The Company's quarterly operating results will fluctuate based on a number of factors. These include, among others, the completion of a securitization transaction in a particular calendar quarter, the interest rates on the securities issued in connection with its securitization transactions, the volume of loans originated by the Company, the timing of prepayment of loans, changes in and the timing of the recognition of realized and unrealized gains or losses on investments, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

IMPACT OF INFLATION

         The Company does not believe that inflation materially affects its business other than the impact that it may have on the securities markets, the valuation of collateral underlying the loans and the relationship of the valuations to underlying earnings. Those could all influence the value of the Company's investments.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

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

The Company's balance sheet consists of two items subject to interest rate risk. First, a majority of the Company's investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. In addition, changes in market interest rates have not typically been a significant factor in the board of directors' determination of fair value of these loans. However, a significant rise in interest rates (greater than 2% for long-term lending rates) may cause the Board of Directors to revalue the Company's loan portfolio which may result in a material devaluation of the Company's loan portfolio. The amount of such revaluation can not be quantified at this time since it involves "marking to market" the loan portfolio which is a procedure involving various factors depending upon then existing market conditions. Significant reductions in interest rates, however, can prompt increased prepayments of the Company's loans, resulting in possible decreases in long-term revenues due to the relending of the prepayment proceeds at lower interest rates. Second, the Company's liabilities consist of debt payable to the SBA and the Company's senior unsecured debt. The SBA debentures and the senior unsecured debt are payable at fixed rates of interest, so changes in interest rates do not affect the Company's interest expense.

                                     PART II
                                OTHER INFORMATION


ITEM 6.      Exhibits and Reports on Form 8-K

                    A.   Exhibits
                         None

                    B.   Reports on Form 8-K
                         No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PMC Capital, Inc.

     Date:        5/17/99                    /s/ Lance B. Rosemore
              -------------                  ----------------------------------
                                             Lance B. Rosemore
                                             President


     Date:       5/17/99                     /s/ Barry N. Berlin
              -------------                  ----------------------------------
                                             Barry N. Berlin
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS


ITEM
 NO.                     DESCRIPTION
----                     -----------
 27                 Financial Data Schedule
