Form 10-Q
period 1999-06-30
PMC CAPITAL INC
filed 1999-08-16
CIK 722571

                                   FORM 10 - Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999
                                         -------------

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from          to
                                         --------    ---------

                       Commission File Number   811-3780
                                               ----------

                                PMC CAPITAL, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

         FLORIDA                                         59-2338439
----------------------------------          ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

18111 Preston Road, Suite 600, Dallas, TX 75252          (972) 349-3200
-----------------------------------------------  -------------------------------
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

As of August 1, 1999, Registrant had outstanding 11,829,116 shares of Common Stock, par value $.01 per share.

                       PMC CAPITAL, INC. AND SUBSIDIARIES



                                      INDEX

PART I.           Financial Information                                                               PAGE NO.
                  ---------------------                                                               --------
                  Item 1.  Financial Statements

                             Consolidated Balance Sheets -
                               June 30, 1999 (Unaudited) and December 31, 1998                          2

                             Consolidated Statements of Income (Unaudited) -
                               Six Months Ended June 30, 1999 and 1998                                  3

                             Consolidated Statements of Income (Unaudited) -
                               Three Months Ended June 30, 1999 and 1998                                4

                             Consolidated Statements of Cash Flows (Unaudited) -
                               Six Months Ended June 30, 1999 and 1998                                  5

                             Notes to Consolidated Financial Statements (Unaudited)                     6

                  Item 2.  Management's Discussion and Analysis of
                              Results of Operations and Financial Condition                            10

                  Item 3.  Quantitative and Qualitative Disclosures about Market Risk                  22

PART II.          Other Information
                  -----------------

                  Item 4.  Submission of Matters to a Vote of Security Holders                         23

                  Item 6.  Exhibits and Reports on Form 8-K                                            23


                                     PART I

                              FINANCIAL INFORMATION

                                     ITEM 1.

                              FINANCIAL STATEMENTS

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                           JUNE 30,       DECEMBER 31,
                                                                             1999            1998
                                                                           ---------      ------------
                                                                         (UNAUDITED)
                                  ASSETS
INVESTMENTS AT VALUE:
  Loans receivable, net ..............................................     $  73,087      $ 116,711
  Cash equivalents ...................................................        56,187         18,489
  Investment in unconsolidated subsidiaries ..........................        19,726         12,930
  Interest-only strip receivables ....................................         6,289          4,168
  Restricted investments .............................................         2,984          2,525
  Mortgage-backed security of affiliate ..............................         2,042          2,168
  Real property owned ................................................            35            109
                                                                           ---------      ---------
TOTAL INVESTMENTS AT VALUE ...........................................       160,350        157,100
                                                                           ---------      ---------
OTHER ASSETS:
  Receivable for loans sold ..........................................           164            156
  Due from unconsolidated subsidiaries ...............................         2,394          2,579
  Servicing asset ....................................................         1,127          1,330
  Deferred charges, deposits and other assets ........................           937          1,140
  Accrued interest receivable ........................................           379            581
  Cash ...............................................................           970            235
  Property and equipment, net ........................................           229            228
                                                                           ---------      ---------
TOTAL OTHER ASSETS ...................................................         6,200          6,249
                                                                           ---------      ---------
TOTAL ASSETS .........................................................     $ 166,550      $ 163,349
                                                                           =========      =========

                   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  SBA debentures payable .............................................     $  39,790      $  39,790
  Notes payable ......................................................        35,000         35,000
  Accounts payable ...................................................         2,507          1,728
  Dividends payable ..................................................         3,019          3,020
  Borrower advances ..................................................         2,391          1,598
  Accrued interest payable ...........................................         1,254          1,264
  Due to unconsolidated subsidiaries .................................           100              1
  Deferred fee revenue ...............................................           869            666
  Other liabilities ..................................................           749          1,131
                                                                           ---------      ---------
TOTAL LIABILITIES ....................................................        85,679         84,198
                                                                           ---------      ---------
Commitments and contingencies

CUMULATIVE PREFERRED STOCK OF SUBSIDIARY .............................         7,000          7,000
                                                                           ---------      ---------
SHAREHOLDERS' EQUITY:
  Common stock, authorized 30,000,000 shares of $.01 par value,
       11,829,116 shares issued and outstanding
       at June 30, 1999 and December 31, 1998 ........................           118            118
  Additional paid-in capital .........................................        71,312         71,312
  Undistributed net operating income .................................         3,170          1,495
  Net unrealized depreciation on investments .........................          (729)          (774)
                                                                           ---------      ---------
                                                                              73,871         72,151
                                                                           ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................     $ 166,550      $ 163,349
                                                                           =========      =========

NET ASSET VALUE PER COMMON SHARE .....................................     $    6.24      $    6.10
                                                                           =========      =========


                  The accompanying notes are an integral part of these consolidated financial statements.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              SIX MONTHS ENDED JUNE 30,
                                                                              -------------------------
                                                                                 1999           1998
                                                                              -----------    -----------
                                                                                     (UNAUDITED)
INVESTMENT INCOME:
  Interest ................................................................     $  7,698      $  8,256
  Premium income ..........................................................          382           527
  Other investment income, net ............................................          417           483
                                                                                --------      --------
Total investment income ...................................................        8,497         9,266

Equity in income of unconsolidated subsidiaries, net ......................        1,494         1,175
Other income ..............................................................        1,110         1,790
                                                                                --------      --------
Total income ..............................................................       11,101        12,231
                                                                                --------      --------
EXPENSES:
  Interest ................................................................        2,647         2,653
  Salaries and related benefits ...........................................        1,901         1,962
  General and administrative ..............................................          445           338
  Profit sharing plan .....................................................           78            78
  Rent ....................................................................          132           118
  Legal and accounting ....................................................          143           134
  Small Business Administration fees ......................................           39            49
  Directors and shareholders expense ......................................           38            43
                                                                                --------      --------
TOTAL EXPENSES ............................................................        5,423         5,375
                                                                                --------      --------

Net operating income ......................................................        5,678         6,856
                                                                                --------      --------
REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off .....................................................         (527)         (111)
    Gain on sale ..........................................................        2,564            --
    Change in unrealized appreciation
      (depreciation) on investments .......................................           45          (122)
                                                                                --------      --------
Total realized and unrealized gain (loss) on investments ..................        2,082          (233)
                                                                                --------      --------
NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS ..............................................     $  7,760      $  6,623
                                                                                ========      ========

PREFERRED DIVIDENDS .......................................................     $    125      $    125
                                                                                ========      ========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..............       11,829        11,772
                                                                                ========      ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE ...............................     $   0.65      $   0.55
                                                                                ========      ========


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                         THREE MONTHS ENDED JUNE 30,
                                                                         ---------------------------
                                                                            1999            1998
                                                                        -----------      -----------
                                                                                 (UNAUDITED)
INVESTMENT INCOME:
  Interest ...........................................................     $  3,929      $  4,163
  Premium income .....................................................          213           138
  Other investment income, net .......................................          196           313
                                                                           --------      --------

Total investment income ..............................................        4,338         4,614

Equity in income of unconsolidated subsidiaries, net .................          631           587
Other income, net ....................................................          528         1,240
                                                                           --------      --------

Total income .........................................................        5,497         6,441
                                                                           --------      --------

EXPENSES:
  Interest ...........................................................        1,344         1,321
  Salaries and related benefits ......................................          936           946
  General and administrative .........................................          194           174
  Profit sharing plan ................................................           40            40
  Rent ...............................................................           79            57
  Legal and accounting ...............................................           82            63
  Small Business Administration fees .................................           19            20
  Directors and shareholders expense .................................           28            32
                                                                           --------      --------

TOTAL EXPENSES .......................................................        2,722         2,653
                                                                           --------      --------

Net operating income .................................................        2,775         3,788
                                                                           --------      --------

REALIZED AND UNREALIZED GAIN (LOSS)
  ON INVESTMENTS:
    Loans written-off ................................................           --           (23)
    Gain on sale .....................................................        2,564            --
    Change in unrealized appreciation
      (depreciation) on investments ..................................         (324)         (434)
                                                                           --------      --------

Total realized and unrealized gain (loss) on investments .............        2,240          (457)
                                                                           --------      --------

NET OPERATING INCOME AND REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS .........................................     $  5,015      $  3,331
                                                                           ========      ========


PREFERRED DIVIDENDS ..................................................     $     63      $     63
                                                                           ========      ========

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .........       11,829        11,812
                                                                           ========      ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE ..........................     $   0.42      $   0.28
                                                                           ========      ========

                   The accompanying notes are an integral part of these consolidated financial statements.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                              -------------------------
                                                                                                 1999          1998
                                                                                              ---------      ----------
                                                                                                    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net operating income and realized and unrealized gain (loss) on investments ............     $  7,760      $  6,623
  Adjustments to reconcile net operating income and realized and unrealized gain
    (loss) on investments to net cash provided by operating activities:
        Loans funded, held for sale ......................................................       (5,685)       (4,967)
        Proceeds from sale of guaranteed loans ...........................................        6,092         6,404
        Change in unrealized depreciation on investments and loans written-off ...........          482           233
        Unrealized premium income, net ...................................................         (106)           --
        Depreciation and amortization ....................................................          544           639
        Accretion of loan discount and deferred fees .....................................         (739)         (495)
        Deferred fees collected ..........................................................           67            49
        (Gain) loss on sale of assets ....................................................       (2,569)            5
        Equity in income of subsidiaries, net ............................................       (1,494)       (1,174)
      Net change in operating assets and liabilities:
           Accrued interest receivable ...................................................           33            38
           Other assets ..................................................................          142           404
           Accrued interest payable ......................................................          (10)          (50)
           Borrower advances .............................................................          793           342
           Other liabilities .............................................................          575          (722)
                                                                                               --------      --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................................        5,885         7,329
                                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loans funded ...........................................................................      (28,079)      (17,709)
  Principal collected and other adjustments ..............................................       11,277        11,616
  Proceeds from interest-only strip receivable ...........................................          295           450
  Proceeds from partnership distributions ................................................        1,794         1,200
  Proceeds from mortgage-backed security of affiliate ....................................          126            --
  Proceeds from sale of assets ...........................................................           80           171
  Purchase of furniture and fixtures and other assets ....................................          (32)          (54)
  Investment in restricted cash ..........................................................         (459)       (1,424)
  Investment in unconsolidated subsidiary ................................................       (1,834)           --
  Advances to (from) unconsolidated affiliates, net ......................................          284        (1,127)
                                                                                               --------      --------
NET CASH USED IN INVESTING ACTIVITIES ....................................................      (16,548)       (6,877)
                                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ................................................           --         2,064
   Proceeds from sale of loans to unconsolidated subsidiary ..............................       55,136            --
   Payment of SBA debentures .............................................................           --        (1,500)
   Payment of dividends on common stock ..................................................       (5,915)       (7,289)
   Payment of dividends on preferred stock ...............................................         (125)         (124)
                                                                                               --------      --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......................................       49,096        (6,849)
                                                                                               --------      --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................       38,433        (6,397)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD ...........................................       18,724        17,502
                                                                                               --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .................................................     $ 57,157      $ 11,105
                                                                                               ========      ========

SUPPLEMENTAL DISCLOSURE:
   Interest paid .........................................................................     $  2,636      $  2,681
                                                                                               ========      ========

   Dividends reinvested ..................................................................     $     --      $    499
                                                                                               ========      ========

   Loans to facilitate sale of real property owned .......................................     $     --      $    122
                                                                                               ========      ========

   Reclassification from loans receivable to real property owned,
       including Unconsolidated Subsidiaries .............................................     $    323      $     45
                                                                                               ========      ========

   Loans and interest receivable transferred in exchange for
       investment in unconsolidated subsidiary ...........................................     $  4,993      $     --
                                                                                               ========      ========


                   The accompanying notes are an integral part of these consolidated financial statements.

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. ("PMC") and its wholly-owned regulated investment company subsidiaries (collectively, the "Company") as of June 30, 1999 and the consolidated statements of income for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998 have not been audited by independent accountants. In the opinion of the Company's management, the financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998. These adjustments are of a normal recurring nature.

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

The results for the three and six months ended June 30, 1999 are not necessarily indicative of future financial results.

NOTE 2.   RECLASSIFICATION:

Certain prior period amounts have been reclassified to conform to the current year presentation.

NOTE 3.   BUSINESS:

PMC is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940 (the "1940 Act"). PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC, Inc. ("First Western"), PMC Investment Corporation ("PMCIC") and Western Financial Capital Corporation ("Western Financial"). First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. In addition, PMC is directly or indirectly either the sole shareholder or partner of several non-investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary ("PMC Advisers"); PMC Funding Corp. and its subsidiary ("PMC Funding"); PMC Capital Limited Partnership (the "1996 Partnership") and its related general partner and trust; PMC Capital, L.P. 1998-1 (the "1998 Partnership") and its related general partner and PMC Capital, L.P. 1999-1 (the "1999 Partnership" and together with the 1996 Partnership and the 1998 Partnership, the "Limited Partnerships") and its related general partner. PMC has elected to be taxed as a regulated investment company and consequently distributes substantially all of its taxable income as dividends to shareholders.

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

to provide long-term collateralized loans to eligible small businesses owned by "disadvantaged" persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMCIC are either fixed-rate or a variable-rate which is based on the prime lending rate ("Prime Rate"). As an SSBIC, PMCIC is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate was reduced through an SBA subsidy by 3% during the first five years). The SBA subsidy is no longer provided on new issuances under the SSBIC program.

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

The 1996 Partnership was formed as a Delaware limited partnership in November 1996 to act as a special purpose affiliate of the Company. The 1996 Partnership was established to acquire fixed-rate loans from the Company and to issue fixed-rate debt through a private placement. PMC Capital Corp. is a Delaware Corporation formed in November 1996 to be the independent trustee of the general partner of the Partnership. PMC Trust 1996-A is a Delaware business trust formed in November 1996 to be the general partner of the Partnership.

The 1998 Partnership was formed as a Delaware limited partnership in November 1998 to act as a special purpose affiliate of the Company. The 1998 Partnership was established to acquire variable-rate loans from the Company and to issue variable-rate debt through a private placement. PMC Capital Corp. 1998-1 is a Delaware corporation formed in November 1998 to be the general partner of the 1998 Partnership.

The 1999 Partnership was formed as a Delaware limited partnership in June 1999 to act as a special purpose affiliate of the Company. The 1999 Partnership was established to acquire fixed-rate loans from the Company and to issue fixed-rate debt through a private placement. PMC Capital Corp. 1999-1 is a Delaware corporation formed in June 1999 to be the general partner of the 1999 Partnership.

NOTE 5.   DIVIDENDS PAID AND DECLARED:

During January 1999 and April 1999, the Company paid $0.250 per share in dividends to common shareholders of record on December 31, 1998 and March 31, 1999. During June 1999, the Company declared a $0.250 per share dividend to common shareholders of record on June 30, 1999 which was paid during July 1999.

NOTE 6.   INVESTMENT IN LIMITED PARTNERSHIPS:

On June 3, 1999, the 1999 Partnership, a Delaware limited partnership, completed a structured sale of a pool of fixed-rate loans through a private placement (the "1999 Private Placement") of approximately $55.6 million of its 1999 Loan-Backed Fixed Rate Notes (the "1999 Notes"). The 1999 Notes were issued at par and have a stated maturity of July 2024. These notes were issued with an interest rate of 6.60% and were originally collateralized by approximately $60

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6.  INVESTMENT IN LIMITED PARTNERSHIPS: (CONTINUED)

million of loans contributed by PMC Capital to the 1999 Partnership. In connection with the 1999 Private Placement, the 1999 Notes were given a rating of "Aaa" by Moody's Investors Service. The terms of the 1999 Notes provide that the partners of the 1999 Partnership are not liable for any payments on the 1999 Notes. Accordingly, if the 1999 Partnership fails to pay the 1999 Notes, the sole recourse of the holders of the 1999 Notes is against the assets of the 1999 Partnership. The Company, therefore, has no obligation to pay the 1999 Notes, nor do the holders of the 1999 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1999 Notes (approximately $55.6 million prior to payment of issuance costs of approximately $500,000 and the funding of approximately $1.8 million for a reserve fund held by the trustee as collateral) were distributed to PMC Capital. PMC Capital Corp. 1999-1 was formed in June 1999 to act as the general partner of the 1999 Partnership and owns a 1% general partnership interest in the 1999 Partnership. PMC Capital owns a 99% limited partnership interest in the 1999 Partnership. PMC is the servicer for all loans held by the 1999 Partnership. In connection with this transaction, the Company recorded a gain of approximately $2.6 million which is included on the accompanying statements of operations for the three and six months ended June 30, 1999.

As described in Note 4, the accounts of the Limited Partnerships are accounted for by the equity method of accounting in conformity with Federal securities law. During the three and six months ended June 30, 1999, the Limited Partnerships had $1,957,000 and $3,556,000 in total income, respectively, and net income of $785,000 and $1,451,000 before the elimination of the net cash flow relating to the interest-only strip receivables.

NOTE 7.   CONDENSED COMBINED FINANCIAL STATEMENTS:

As described in Note 4, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries.

The following are condensed combined financial statements of the Unconsolidated Entities as of June 30, 1999 and December 31, 1998 and for the three and six months ended June 30, 1999 and 1998:

                        CONDENSED COMBINED BALANCE SHEETS
                        ---------------------------------

                                                                 JUNE 30,    DECEMBER 31,
                                                                   1999         1998
                                                                 --------    ------------
                                                               (Unaudited)
                           ASSETS                                   (IN THOUSANDS)
INVESTMENTS AT VALUE:
     Loans receivable, net .................................     $116,465     $ 61,768
     Cash equivalents ......................................           40           64
     Restricted investments and real property owned ........       11,289        9,096
                                                                 --------     --------
                                                                  127,794       70,928
OTHER ASSETS ...............................................          741        1,673
                                                                 --------     --------
     Total assets ..........................................     $128,535     $ 72,601
                                                                 ========     ========
                LIABILITIES AND OWNERS' EQUITY
LIABILITIES:
     Notes payable .........................................     $106,220     $ 57,053
     Other liabilities .....................................        2,589        2,618
                                                                 --------     --------
                                                                  108,809       59,671
                                                                 --------     --------
OWNERS' EQUITY:
     Common stock and additional paid-in capital ...........          526          526
     Partners' capital .....................................       19,052       12,740
     Retained earnings (deficit) ...........................          148         (336)
                                                                 --------     --------
                                                                   19,726       12,930
                                                                 --------     --------
     Total liabilities and owners' equity ..................     $128,535     $ 72,601
                                                                 ========     ========

                       PMC CAPITAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7.   CONDENSED COMBINED FINANCIAL STATEMENTS: (CONTINUED)

                     CONDENSED COMBINED STATEMENTS OF INCOME
                     ---------------------------------------

                                                     SIX MONTHS ENDED       THREE MONTHS ENDED
                                                         JUNE 30,                JUNE 30,
                                                   -------------------     -------------------
                                                    1999        1998         1999        1998
                                                   -------     -------     -------     -------
                                                            (Unaudited, in thousands)
INCOME:
    Investment income ........................     $ 3,554     $ 2,173     $ 2,002     $ 1,064
    Other income, net ........................         545          22          93         (13)
                                                   -------     -------     -------     -------
            Total income .....................       4,099       2,195       2,095       1,051
                                                   -------     -------     -------     -------
EXPENSES:
    Interest .................................       2,046         887       1,141         415
    General and administrative  expenses .....         118         133          49          49
    Unrealized loss on loans .................          71          --          71          --
                                                   -------     -------     -------     -------
         Total expense .......................       2,235       1,020       1,261         464
                                                   -------     -------     -------     -------

NET INCOME ...................................       1,864       1,175         834         587
    Less: elimination of the net cash flow and
         unrealized gain (loss) on loans
         relating to the interest-only strip
         receivable in consolidation .........         370          --         203          --
                                                   -------     -------     -------     -------
EQUITY IN INCOME OF UNCONSOLIDATED
          SUBSIDIARIES, NET ..................     $ 1,494     $ 1,175     $   631     $   587
                                                   =======     =======     =======     =======

Included in restricted investments and real property owned on the accompanying condensed combined balance sheet of the Unconsolidated Entities at June 30, 1999 is $370,000 in real property owned including $323,000 which was transferred from loans receivable. During March 1999, PMC Funding acquired the property as part of liquidating a loan receivable owned primarily by PMCIC. The asset was recorded at the expected net realizable value as determined by the Company's Board of Directors.

NOTE 8.    EARNINGS PER COMMON SHARE COMPUTATIONS:

The computations of basic earnings per common share are based on the weighted average number of shares outstanding during the period. For the purposes of determining the diluted earnings per share, there was no change in the weighted average shares outstanding for the effect of stock options during the three and six months ended June 30, 1999 and 1998 since the stock options were anti-dilutive. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were approximately $125,000 during each of the six months ended June 30, 1999 and 1998 and $62,000 during each of the three months ended June 30, 1999 and 1998. The weighted average number of shares used in the computations of basic and diluted earnings per common share were 11.8 million for the three months and six months ended June 30, 1999 and 1998.

NOTE 9.   COMMITMENTS AND CONTINGENCIES:

Loan commitments outstanding at June 30, 1999, to various small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $74.1 million. Of these commitments, $23.1 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of the Company's business and, in management's opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

                                     PART I
                              FINANCIAL INFORMATION


                                     ITEM 2.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

GENERAL

The Company's operations include originating and servicing commercial loans for its own account. In addition, the Company operates as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to a fee arrangement with PMC Commercial Trust ("PMC Commercial"). The Company sells the government guaranteed portion of its loans originated under the SBA 7(a) Program. Further, the Company has completed several structured sales of its loan portfolio. Historically, the Company has retained servicing rights and residual interests in all loans sold.

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


The following table sets forth information concerning the aggregate gross loans funded by the Company:

                               THREE MONTHS         SIX MONTHS           YEARS ENDED
                               ENDED JUNE 30,      ENDED JUNE 30,        DECEMBER 31,
                              -----------------   -----------------   -----------------
COMPANY                        1999      1998      1999      1998      1998       1997
-------                       -------   -------   -------   -------   -------   -------
                                                   (IN MILLIONS)
PMIC ....................     $   2.0   $   3.6   $   6.7   $   6.5   $  14.1   $  24.1
Western Financial .......         1.0       2.8       1.0       7.1      12.0      12.9
First Western ...........         6.0       3.2       8.2       6.6      10.6      29.5
PMC Capital .............         7.6       2.2      17.9       2.5      29.7      19.9
                              -------   -------   -------   -------   -------   -------
         Total ..........     $  16.6   $  11.8   $  33.8   $  22.7   $  66.4   $  86.4
                              =======   =======   =======   =======   =======   =======

         PMC Advisers, either directly or through its wholly-owned subsidiary, has acted as the investment manager for PMC Commercial since PMC Commercial's initial public offering in December 1993. During the six months ended June 30, 1999 and the years ended December 31,1998 and 1997, PMC Advisers and its wholly-owned subsidiary earned management fees from PMC Commercial of approximately $1.2 million, $2.6 million and $1.6 million, respectively.

The fees during the six months ended June 30, 1999 and the year ended December 31, 1998 include fees earned related to the structured financing and property acquisitions by PMC Commercial. The fee of PMC Advisers is primarily based on the amount and value of assets. As a result, any increases in the dollar amount of PMC Commercial's assets will benefit PMC Advisers, and PMC Advisers will have a potential conflict in determining whether to advise PMC Commercial to acquire assets and write down the value of any assets. In order to mitigate the risk to PMC Commercial from increasing its asset base through leveraged transactions, the Investment Management Agreements provide PMC Advisers with a reduced fee for any loans originated through additional borrowings. Additionally, the potential conflict for the management of PMC Advisers between PMC Commercial and the Company is mitigated through a loan origination agreement among PMC Advisers, PMC Commercial and the Company.

         Pursuant to the Investment Management Agreements between PMC Commercial and PMC Advisers, fees of between 0.40% and 1.67%, annually, are charged by the Company based primarily upon the average principal outstanding of PMC Commercial's loans. In addition, the Investment Management Agreement includes compensation to PMC Advisers for its assistance in the issuance of PMC Commercial's debt and equity securities. During June 1998, the Investment Management Agreement was amended to provide for payment of fees relating to property acquisitions by PMC Commercial (the "Property Management Agreement"). The Property Management Agreement provided for a one time fee of 0.75% of the purchase price paid by PMC Commercial to Amerihost Properties, Inc. and its subsidiaries ("Amerihost") (the "Amerihost Purchase Price") in connection with the purchase of hotels from Amerihost and an annual management fee equal to the product of 0.70% multiplied by the Amerihost Purchase Price (the "Amerihost Fee"). In the event the Property Management Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Amerihost Fee for a period of five years from the termination date.

         The Company also earns income through its equity ownership in the unconsolidated subsidiaries, primarily the Limited Partnerships established by the Company in connection with the structured sale/financing of the Company's loans. The differential between the interest received by the Limited Partnerships on the loans transferred to it by PMC Capital and the interest paid by the Limited Partnerships on the notes issued by the Limited Partnerships in connection with the structured sales (see Note 7 to the accompanying consolidated financial statements), less the net cash flow relating to the interest-only strip receivable on PMC's balance sheet and any loan losses, contributes to the revenues of PMC Capital through its equity ownership in the Limited Partnerships.

         As a result of several factors, the number and dollar volume of loans originated by First Western under the SBA 7(a) Program were at decreased levels during 1998 and the first quarter of 1999. The factors which contributed to this decrease included an increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) Program, increased competition to originate SBA 7(a) Program loans from SBA 7(a) Program lenders, and an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) Program. Accordingly, SBA 7(a) Program funding had decreased and the premiums earned on the sales of the government guaranteed portions of these loans have been significantly reduced from prior period levels. In addition, due to the high rate of prepayment experienced in the limited service hospitality industry, purchasers of the guaranteed portion of the Company's SBA 7(a) loans have significantly decreased the premium paid for these assets. For the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, revenues generated by such loan sales were $382,000, $776,000 and $1,776,000, respectively. The Company has partially offset First Western's decreased revenues through emphasizing the Company's other lending activities and offering lower fixed interest rates.

         Recently, the Company has refocused its marketing effort to emphasize loan originations under the SBA 7(a) Program. The Company believes that as a result of this increased marketing effort for SBA 7(a) lending, revenues generated from the sales of the guaranteed portion of the SBA 7 (a) Program loans may be increasing over current and prior year levels. During the three months ended June 30, 1999, funding of SBA 7(a) program loans was $6.0 million, an increase of 87% from the $3.2 million funded during the three months ended June 30, 1998.

         As a result of the low interest rate environment, the Company has experienced an increased rate in the prepayment of its loans. During the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, the Company received $11.3 million, $24.7 million and $10.1 million, respectively, in collections of principal on retained loans including prepayments. For the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, principal collections including prepayments (as an annualized percentage of the Company's total retained loan portfolio), were 19%, 19% and 11%, respectively. Prepayments generally increase during times of declining interest rates. On such prepayments, to the extent the loans were at a fixed rate of interest, the Company received the immediate benefit of the prepayment charge. Prepayment fees result in one-time increases in the Company's other income. However, the proceeds from the prepayments were invested initially in temporary investments and have been re-loaned or committed to be re-loaned at lower rates. These lower interest rates have had an adverse effect on the Company's results of operations and depending upon the rate of future prepayments may have an impact on the Company's ability to maintain shareholder distributions at current levels. The impact of the lower lending rates may partially be offset (based on current market conditions) by the reduced cost of the Company's borrowings. First Western's loans (all variable-rate) have no prepayment fees in accordance with SBA policy. Loans originated pursuant to the Company's prime lending program (the "Prime Lending Program") generally have prepayment fees equal to 95 days' interest. The Company believes that while prepayments continued at accelerated levels during the second quarter of 1999, as a result of recent changes in the credit markets, the pace of prepayment activity may decrease later in the current fiscal year. See "Prepayment Risk".

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

         Substantially all of the First Western loans and all loans originated pursuant to the Prime Lending Program are variable-rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period (the "Prime Rate"). The spread over the Prime Rate charged by First Western ranges from 0.5% to 2.75% and the weighted average spread over the Prime Rate for the Prime Lending Program is approximately 1.3%.

         The Prime Rates for variable-rate loans are as follows:

                                             1999              1998              1997
                                            ------            ------            ------
                  First Quarter             7.75%             8.50%             8.25%
                  Second Quarter            7.75%             8.50%             8.50%
                  Third Quarter             8.00% (1)         8.50%             8.50%
                  Fourth Quarter                              8.25%             8.50%

         (1) Effective July 1, 1999.

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

         Expenses primarily consist of interest expense, salaries and related benefits and company overhead. The Company's operations are centralized in its Dallas, Texas headquarters. The Company presently has additional business development offices located in Atlanta, Georgia and Phoenix, Arizona.

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

         The transfer of assets that qualifies for sale treatment under SFAS No. 125 is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. The Company typically receives cash and retains the right to receive contractual servicing fees and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the interest-only strip receivable) in exchange for a portion of the loan, typically the guaranteed portion of an SBA 7(a) Program loan. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) the fair values of the servicing rights, and (c) the interest-only strip receivable retained, constitutes the gain on sale.

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

         In addition, on a quarterly basis, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investments. During the six months ended June 30, 1999 and the years ended December 31, 1998 and 1997, the Company recorded a net unrealized loss of $414,000, a net unrealized gain of $120,000 and a net unrealized loss of $300,000, respectively, related to the interest-only strip receivables. At June 30, 1999 and December 31, 1998 and 1997, the interest-only strip receivable on the Company's balance sheet was net of an unrealized loss of $594,000, $180,000 and $300,000, respectively.

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

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1998

         Net income increased by $1,137,000 from $6,623,000 during the six months ended June 30, 1998 to $7,760,000 during the six months ended June 30, 1999. The weighted average common shares outstanding was 11,772,000 during the six months ended June 30, 1998 and 11,829,000 during the six months ended June 30, 1999. As more fully detailed below, the most significant reason for the increase in net income when comparing the six months ended June 30, 1999 and 1998 was the gain of approximately $2.6 million recognized from the securitization and sale of loan portfolio during June 1999. As a result of this transaction, future periods will not include interest earnings on those sold loans. Until the proceeds received from this transaction are reinvested in loans to small businesses, future earnings will not be comparable with earnings of prior quarters. The Company anticipates that the proceeds will be reinvested by the end of the first fiscal quarter of 2000. This same effect occurred during the first two quarters following the securitization transaction completed in November 1998 which reduced portfolio earnings. See "Fluctuations in Quarterly Earnings." The increased net income resulting from this gain was partially offset by: (i) the reduced amount of income recognized from interest income as a result of the structured sales of loan portfolio in November 1998 and June 1999, (ii) the recognition during June 1998 of fees from advisory services to PMC Commercial, (iii) a reduction in premium income and (iv) the net valuation loss related to the interest-only strip receivables.

         Interest income: Interest income decreased by $558,000, from $8,256,000 for the six months ended June 30, 1998 to $7,698,000 for the six months ended June 30, 1999. Interest income includes the interest earned on loans, the interest earned on short-term ("temporary") investments, up-front fees collected including the accretion of up-front fees and the interest earned on the interest-only strip receivables. This overall decrease was primarily attributable to a decline in interest rates on new loan originations and the structured sale of over $40 million in loans in November 1998 and the structured sale of over $60 million in loans during June 1999.

         Interest on short-term investments for the six months ended June 30, 1999 was $633,000 which was $293,000 greater than the $340,000 in interest income on short-term investments earned during the six months ended June 30, 1998. This increase was primarily due to the greater daily balances in the restricted investments and cash and cash equivalents as a result of the securitization and sale of loans in June 1999. The average outstanding temporary investments fluctuate based on the size and timing of receipt of capital resources and the volume of loan originations and prepayment activities.

         Interest income on loans decreased by $851,000, or 11%, from $7,916,000 during the six months ended June 30, 1998 to $7,065,000 during the six months ended June 30, 1999. The decrease in interest income on loans was primarily a result of the decrease in the weighted average outstanding principal amount of loans which decreased as a result of the structured sales of loans in November 1998 and June 1999. The average retained loan portfolio decreased by 10% to $116.6 million during the six months ended June 30, 1999 from $130.1 million during the six months ended June 30, 1998. The decrease in interest income was also caused by a continuation of lower interest rates charged on new loan originations and the prepayment of the higher interest rate loans. As competition has increased and acceptability of hospitality lending was increased by loan programs of major investment banks (commonly known as "conduit" programs), the rate able to be charged by the Company was decreasing while prepayments were increasing. The proceeds from the prepayments were invested initially in temporary investments and have been re-loaned at lower interest rates.

         Premium income: Premium income decreased by $145,000 (28%) from $527,000 for the six months ended June 30, 1998 to $382,000 for the six months ended June 30, 1999. This decrease was attributable to (i) a $312,000 (5%) decrease in the government guaranteed portion of loans held for sale or sold (under the SBA 7(a) Program) from $6,404,000 during the six months ended June 30, 1998 to $6,092,000 during the six months ended June 30, 1999 and (ii) the diminished premiums paid by purchasers of government guaranteed loans . As a result of several factors, the number, dollar volume and premiums earned related to loans originated by First Western under the SBA 7(a) Program have decreased. The factors which contributed to this decrease included an increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) Program, increased competition for SBA 7(a) Program loans, and an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) Program. In addition, due to the high rate of prepayment experienced in the limited service hospitality industry, purchasers of the guaranteed portion of SBA 7(a) loans have significantly decreased the premium paid for these assets. Accordingly, premiums earned have been significantly reduced. Recently the Company has refocused its marketing effort on SBA 7(a) lending and as a result it is anticipated that future fundings and sales of the guaranteed portion of loans may occur at higher levels than experienced during the last six months of the year ended December 31, 1998.

         Other investment income, net: Other investment income, net, decreased by $66,000 (14%) from $483,000 for the six months ended June 30, 1998 to $417,000 for the six months ended June 30, 1999. This decrease was primarily attributable to a decrease in prepayment fees received, the recognition of discounts related to fixed-rate loans which were prepaid in full and a decrease in forfeited commitment fees during the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

         Equity in income (loss) of unconsolidated subsidiaries: Equity in income (loss) of unconsolidated subsidiaries increased by $319,000 (27%), from $1,175,000 during the six months ended June 30, 1998 to $1,494,000 during the six months ended June 30, 1999. The primary reason for the increase was the partnerships formed by the Company in November 1998 and June 1999, the income from PMC Funding and the income from PMC Advisers. The Company recognized $271,000 and $75,000 in net income related to the 1998 Partnership and the 1999 Partnership, respectively, during the six months ended June 30, 1999. The net income of PMC Advisers was $316,000 during the six months ended June 30, 1999 primarily related to fees generated on the Investment Management Agreement entered into in June 1998. No net income was earned by PMC Advisers during the six months ended June 30, 1998. In addition, PMC Funding had a gain of $168,000 during the six months ended June 30, 1999 as compared to a $59,000 loss during the six months ended June 30, 1998. The primary reason for such change was the recognition of a gain on the sale of an asset during the first quarter of 1999. These increases were partially offset by a decrease in profits from the 1996 Partnership. The 1996 Partnership formed by the Company in 1996 had net income of $664,000 and $1,234,000 during the six months ended June 30, 1999 and 1998, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans held by the 1996 Partnership and the recognition of significant prepayment fees by the 1996 Partnership during the six months ended June 30, 1998. Accordingly, the interest earned on the 1996 Partnership assets is decreasing resulting in less net profits. The loans held by each of the Limited Partnerships will continue to be reduced resulting in a decline in profits to the Company in future periods. The Limited Partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the notes issued by the respective partnership.

         Other income, net: Other income, net, decreased by $680,000 (38%) from $1,790,000 during the six months ended June 30, 1998 to $1,110,000 during the six months ended June 30, 1999. Other income decreased during the six months ended June 30, 1999 primarily as a result of fee income earned by PMC Advisers related to the completion of a structured financing by PMC Commercial and fees related to the acquisition by PMC Commercial (during June 1998) of properties which aggregated $631,000. There were no comparable fees during the six months ended June 30, 1999.

         Operating expenses: Operating expenses, not including interest, increased by $54,000 from $2,722,000 during the six months ended June 30, 1998 to $2,776,000 during the six months ended June 30, 1999. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for the Company's officers and employees who provide all of the Company's management, advisory, and portfolio functions, including marketing, servicing, accounting and portfolio analysis. The Company had a decrease in salaries and related benefits of $61,000 (3%) from $1,962,000 during the six months ended June 30, 1998, to $1,901,000 during the six months ended June 30, 1999. The decrease in salaries and related benefits was attributable to a decrease in the number of employees. The decrease in salaries and related benefits was offset by an increase in general and administrative expenses which increased $107,000 (32%) from $338,000 during the six months ended June 30, 1998 to $445,000 during the six months ended June 30, 1999. This increase was primarily attributable to an increase in commissions paid on loans closed during the six months ended June 30, 1999. It is anticipated that operating expenses will remain at present levels during the remainder of 1999.

         Interest expense: Interest expense decreased by $6,000 ( - %) from $2,653,000 during the six months ended June 30, 1998 to $2,647,000 during the six months ended June 30, 1999. Interest expense results primarily from interest payments made on (i) the Company's $35 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 2.2 years as of June 30, 1999, and (ii) $39,790,000 of debentures due to the SBA as a result of borrowings made by the Company's subsidiaries, with a weighted average interest rate of approximately 6.6% and weighted average remaining maturity of 3.7 years as of June 30, 1999. The decrease was attributable to the repayment at maturity of approximately $1.5 million in SBA debentures during February 1998.

         Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments changed from a loss of $233,000 during the six months ended June 30, 1998 to a gain of $2,082,000 during the six months ended June 30, 1999. The primary reason for this change was the gain recognized on sale of assets (related to the sale of a loan pool) of $2,564,000 recognized during June 1999. There was no comparable transaction during the six months ended June 30, 1998. Offsetting a portion of the gain was the change in recorded unrealized gains (losses) relating to the Company's interest-only strip receivables. During the six months ended June 30, 1998, the Company recognized valuation gains of $5,000 compared to valuation losses of $414,000 during the six months ended June 30, 1999 as a result of increased prepayment speeds during the second quarter of 1999. The Company also recognized $238,000 of loan valuation losses and loans written-off during the six months ended June 30, 1998 compared to $68,000 during the six months ended June 30, 1999.

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

         Net income increased by $1,684,000 from $3,331,000 during the three months ended June 30, 1998 to $5,015,000 during the three months ended June 30, 1999. The weighted average common shares outstanding was 11,812,000 during the three months ended June 30, 1998 and 11,829,000 during the three months ended June 30, 1999. As more fully detailed below, the most significant reason for the increase in net income when comparing the three months ended June 30, 1999 and 1998 was the gain recognized from the securitization and sale of loan portfolio during June 1999. As a result of this transaction, future periods will not include interest earnings on those sold loans. Until the proceeds received from this transaction are reinvested in loans to small businesses, future earnings will not be comparable with earnings of prior quarters. The Company anticipates that the proceeds will be reinvested by the end of the first fiscal quarter of 2000. This same effect occurred during the first two quarters following the securitization transaction completed in November 1998 which reduced portfolio earnings. See "Fluctuations in Quarterly Earnings." The increased net income from this gain was partially offset by the following (i) the reduced amount of income recognized from interest income as a result of the structured sale of loan portfolio in November 1998 and June 1999, (ii) the recognition during June 1998 of fees from advisory services to PMC Commercial, and (iii) the net valuation loss related to the interest only-strip receivables.

         Interest income: Interest income decreased by $234,000, from $4,163,000 for the three months ended June 30, 1998 to $3,929,000 for the three months ended June 30, 1999. Interest income includes the interest earned on loans, the interest earned on short-term ("temporary") investments, up-front fees collected including the accretion of up-front fees and the interest earned on the interest-only strip receivables. This overall decrease was primarily attributable to a continued decline in interest rates on new loan originations and the structured sale of over $40 million in loans in November 1998 and the structured sale of over $60 million in loans during June 1999.

         Interest on short-term investments for the three months ended June 30, 1999 was $209,000 greater than for the three months ended June 30, 1998 due to the investment of proceeds from the sale of loans through a securitization in June 1999 and the higher daily balances in the restricted investments. The average outstanding temporary investments fluctuate based on the size and timing of receipt of capital resources and the volume of loan originations and prepayment activities.

         Interest income on loans decreased by $445,000, or 9%, from $3,994,000 during the three months ended June 30, 1998 to $3,549,000 during the three months ended June 30, 1999. The decrease in interest income on loans was primarily a result of the decrease in the weighted average outstanding principal amount of loans which decreased as a result of the structured sales of loans in November 1998 and June 1999. The average retained loan portfolio decreased by 16% to $110.3 million during the three months ended June 30, 1999 from $131.6 million during the three months ended June 30, 1998. The decrease in interest income was also caused by a continuation of lower interest rates charged on new loan originations and the prepayment of the higher interest rate loans. As competition has increased and acceptability of hospitality lending was increased by loan programs of major investment banks (commonly known as "conduit" programs), the rate able to be charged by the Company was decreasing while prepayments were increasing. The proceeds from the prepayments were invested initially in temporary investments and have been re-loaned at lower interest rates.

         Premium income: Premium income increased by $75,000 (54%) from $138,000 for the three months ended June 30, 1998 to $213,000 for the three months ended June 30, 1999. This increase was primarily attributable to (i) a $824,000 (27%) increase in the government guaranteed portion of loans held for sale or sold (under the SBA 7(a) Program) from $3,096,000 during the three months ended June 30, 1998 to $3,920,000 during the three months ended June 30, 1999. Recently the Company has refocused its marketing effort on SBA 7(a) lending which contributed to the higher volume of SBA 7(a) lending during the three months ended June 30, 1999. As a result of these efforts, it is anticipated that future fundings and sales of the guaranteed portion of loans may occur at higher levels than experienced during the second half of the year ended December 31, 1998.

         Other investment income, net: Other investment income, net, decreased by $117,000 (37%) from $313,000 for the three months ended June 30, 1998 to $196,000 for the three months ended June 30, 1999. This decrease was primarily attributable to a decrease in prepayment fees received, a decrease in the recognition of discounts related to fixed-rate loans which were prepaid in full and a decrease in forfeited commitment fees during the three months ended June 30, 1999 as compared to the three months ended June 30, 1998.

         Equity in income (loss) of unconsolidated subsidiaries: Equity in income (loss) of unconsolidated subsidiaries increased by $44,000 (7%), from $587,000 during the three months ended June 30, 1998 to $631,000 during the three months ended June 30, 1999. The primary reason for the increase was the partnerships formed by the Company in November 1998 and June 1999 and the income from PMC Advisers. The Company recognized $217,000 in net income related to the 1998 Partnership and the 1999 Partnership during the three months ended June 30, 1999. The net income of PMC Advisers was $108,000 during the three months ended June 30, 1999 primarily related to fees generated on the Investment Management Agreement entered into in June 1998. No net income was earned by PMC Advisers during the six months ended June 30, 1998. In addition, PMC Funding had a loss of $5,000 during the three months ended June 30, 1999 as compared to a $37,000 loss during the three months ended June 30, 1998. These increases were partially offset by a decrease in profits from the 1996 Partnership. The Partnership formed by the Company in 1996 had a decrease in net income of $326,000, from $621,000 during the three months ended June 30, 1998 to $295,000 during the three months ended June 30, 1999. The decrease is primarily due to the continued reduction in outstanding principal balance of loans held by the 1996 Partnership and the recognition of significant prepayment fees by the 1996 Partnership during the three months ended June 30, 1998. Accordingly, the interest earned on the 1996 Partnership assets is decreasing resulting in less net profits. The loans held by each of Limited Partnerships will continue to be reduced resulting in a decline in profits to the Company in future periods of operations. The Limited Partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the notes issued by the 1996 Partnership.

         Other income, net: Other income, net, decreased by $712,000 (57%) from $1,240,000 during the three months ended June 30, 1998 to $528,000 during the three months ended June 30, 1999. Other income decreased during the three months ended June 30, 1999 primarily as a result of fee income earned by PMC Advisers related to the completion of a structured financing by PMC Commercial and fees related to the acquisition by PMC Commercial of properties during June 1998 which aggregated $631,000. There were no comparable fees during the three months ended June 30, 1999.

         Operating expenses: Operating expenses, not including interest, increased by $46,000 from $1,332,000 during the three months ended June 30, 1998 to $1,378,000 during the three months ended June 30, 1999. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for the Company's officers and employees who provide all of the Company's management, advisory, and portfolio functions, including marketing, servicing, accounting and portfolio analysis. The Company had a decrease in salaries and related benefits of $10,000 (1%) from $946,000 during the three months ended June 30, 1998 to $936,000 during the three months ended June 30, 1999. The decrease in salaries and related benefits was attributable to a decrease in the number of employees. The decrease in salaries and related benefits was offset by an increase in general and administrative expenses, rent and legal and accounting expenses which increased $61,000 (21%) from $294,000 during the three months ended June 30, 1998 to $355,000 during the three months ended June 30, 1999. It is anticipated that operating expenses will remain at present levels during the remainder of 1999.

         Interest expense: Interest expense increased by $23,000 (2%) from $1,321,000 during the three months ended June 30, 1998 to $1,344,000 during the three months ended June 30, 1999. Interest expense results primarily from interest payments made on (i) the Company's $35 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 2.2 years as of June 30, 1999, and (ii) $39,790,000 of debentures due to the SBA as a result of borrowings made by the Company's subsidiaries, with a weighted average interest rate of approximately 6.6% and weighted average remaining maturity of 3.7 years as of June 30, 1999. The increase was attributable to the utilization of the Company's Revolving Credit Facility during May 1999.

         Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments changed from a loss of $457,000 during the three months ended June 30, 1998 to a gain of $2,240,000 during the three months ended June 30, 1999. The primary reason for this change was the gain recognized on sale of assets (related to the sale of a loan pool) of $2,564,000 recognized during June 1999. The change in recorded unrealized gains (losses) relating to the Company's interest-only strip receivables was minimal. During the three months ended June 30, 1998, the Company recognized valuation losses of $250,000 compared to valuation losses of $231,000 during the three months ended June 30, 1999 as a result of increased prepayment speeds. The Company also recognized $207,000 of loan valuation losses and loans written-off during the six months ended June 30, 1998, compared to $68,000 during the six months ended June 30, 1999.

CASH FLOW ANALYSIS

         The Company generated $5,885,000 and $7,329,000 from operating activities during the six months ended June 30, 1999 and 1998, respectively. The primary source of the Company's funds is net income. The source of funds from net income is adjusted primarily by the gain recognized from the sale of assets, the equity in the income of unconsolidated subsidiaries, the change in other assets and liabilities and First Western's lending activities. The net operating income and unrealized gain (loss) on investments adjusted for the change in unrealized depreciation on investments and loans written-off and the gain (loss) on sale of assets was $5,673,000 for the six months ended June 30, 1999, compared to $6,860,000 during the six months ended June 30, 1998, which represents a $1,187,000 (17%) decrease. The primary reason for the decrease was the fees generated during June 1998 of $631,000 by PMC Advisers and a reduction in interest income due to the loan sales in November 1998 and June 1999. Included in cash flows from operating activities is the lending activity of First Western relating to the government guaranteed portion of the SBA 7(a) Program loans originated which are sold into the secondary market ("Government Guaranteed Lending"). During the six months ended June 30, 1999 and 1998, the Company had a net source of cash of $407,000 and $1,437,000, respectively, from Government Guaranteed Lending activities representing a decrease in source of funds of $1,030,000. During the six months ended June 30, 1999 and 1998, the Company was provided with net cash of $1,533,000 and $13,000, respectively, from the change in operating assets and liabilities.

         The Company used $16,548,000 and $6,877,000, respectively from investing activities during the six months ended June 30, 1999 and 1998, respectively. The Company increased its use of funds relating to loan activity from a net use of funds of $6,093,000 during the six months ended June 30, 1998 to a net use of funds of $16,802,000 during the six months ended June 30, 1999. This increase of $10,709,000 was due to an increase in loans funded of approximately $11.1 million when comparing the six months ended June 30, 1999 to the six months ended June 30, 1998. Principal collected decreased by $339,000 from $11,616,000 during the six months ended June 30, 1998 to $11,277,000 during the six months ended June 30, 1999. The Company also had a net use of cash of approximately $1.8 million related to the investment in the 1999 Partnership during June 1999.

         The Company had a net source of cash of $49,096,000 and a net use of cash of $6,849,000 from financing activities during the six months ended June 30, 1999 and 1998, respectively. The primary reason for the change in source of funds by $55,945,000 was the receipt of approximately $55 million in proceeds from the 1999 Partnership related to the sale of loans to the 1999 Partnership and the issuance by the 1999 Partnership of notes payable. Dividends paid on common stock during the six months ended June 30, 1999 were $5,915,000 as compared to $7,289,000 during the six months ended June 30, 1998, a decrease of $1,374,000 (19%). The Company also had a decrease in funds received from the issuance of common stock of $2,064,000 due to the curtailment of the cash portion of the Company's dividend reinvestment plan during 1998 and the utilization of the market purchase option for plan purchases. Under the market purchase option, the Company does not receive any of the proceeds from plan participants. In addition, the Company did not have any SBA debenture repayments during the six months ended June 30, 1999 while a $1,500,000 SBA debenture was repaid at maturity during the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

         SOURCES AND USES OF FUNDS: As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders (see "Dividends"). Consequently, the Company must procure funds from sources other than earnings in order to meet its capital requirements. In addition, as a Business Development Company ("BDC"), the Company is generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict its ability to borrow in certain circumstances.

          The primary use of the Company's funds is to originate loans. The Company also expends funds for payment of (i) dividends to shareholders, (ii) principal due on borrowings, (iii) interest and related financing costs, (iv) general and administrative expenses, (v) capital expenditures and (vi) advances on loan liquidations.

         Historically, the Company's primary sources of capital and liquidity have been debentures issued through programs of the SBA, private and public issuances of common stock, the issuance of senior unsecured medium-term notes, the securitization and sale of a portion of its loan portfolio and the utilization of its short-term, unsecured revolving credit facility. During 1998, the Company structured a collateralized sale of its variable-rate loans primarily originated as part of the Prime Lending Program. During 1999, the Company structured a collateralized sale of a pool of fixed-rate loans. Prospectively, in order to generate growth in the size of its investment portfolio, the Company will continually review the need for obtaining additional funds from: (i) securitization and sale of a portion of the loan portfolio, (ii) borrowings under its credit facility, (iii) medium-term debt offerings and/or
(iv) equity offerings. To the extent funds are necessary to originate loans , it is anticipated that during the remainder of the year ending December 31, 1999 the Company will utilize its cash and cash equivalents on hand and the proceeds from principal payments on loans, and if necessary, rely on its revolving credit facility and the issuance of SBA debentures. During July 1999, $6.7 million in senior unsecured notes were refinanced at maturity and $3.3 million in additional funds were received. The new $10.0 million in notes mature in July 2005 with an interest rate of 7.44%. In addition, $4.2 million in SBA debentures will mature during the latter half of 1999. The SBA debentures are expected to be paid-off at maturity with cash and cash equivalents on-hand. As part of the SBA's commitment to Western Financial and PMCIC to provide guaranties on $11.5 million in future debentures, $4.2 million will be utilized for the "roll-over" of debentures during 2000. Management believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs.

         RECENT TRANSACTIONS: On June 3, 1999, the 1999 Partnership, a Delaware limited partnership, completed a structured sale of a pool of fixed-rate loans through a private placement (the "1999 Private Placement") of approximately $55.6 million of its 1999 Loan-Backed Fixed Rate Notes (the "1999 Notes"). The 1999 Notes were issued at par and have a stated maturity of July 2024. The 1999 Notes were issued with an interest rate of 6.60% and were originally collateralized by approximately $60 million of loans contributed by PMC Capital to the 1999 Partnership. In connection with the 1999 Private Placement, the 1999 Notes were given a rating of "Aaa" by Moody's Investors Service. The terms of the 1999 Notes provide that the partners of the 1999 Partnership are not liable for any payments on the 1999 Notes. Accordingly, if the 1999 Partnership fails to pay the 1999 Notes, the sole recourse of the holders of the 1999 Notes is against the assets of the 1999 Partnership. The Company, therefore, has no obligation to pay the 1999 Notes, nor do the holders of the 1999 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1999 Notes (approximately $55.6 million prior to payment of issuance costs of approximately $500,000 and the funding of approximately $1.8 million for a reserve fund held by the trustee as collateral) were distributed to PMC Capital. PMC Capital Corp. 1999-1 was formed in June 1999 to act as the general partner of the 1999 Partnership and owns a 1% general partnership interest in the 1999 Partnership. PMC Capital owns a 99% limited partnership interest in the 1999 Partnership. PMC is the servicer for all loans held by the 1999 Partnership.

         COMMITMENTS: Loan commitments outstanding at June 30, 1999 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $71 million. Of these commitments, $23.1 million were for loans partially guaranteed by the SBA of which approximately $18.5 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company's business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

         REVOLVING CREDIT FACILITY: PMC Capital has a $15 million revolving credit facility which expires in March 2000. At June 30, 1999, the Company had no borrowings outstanding under this revolving credit facility, and had availability of $15 million. Advances pursuant to the credit facility bear interest at the Company's option at either the lender's prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to senior debt (as defined in the credit facility) will not fall below 135%. At June 30, 1999 the Company was in compliance with all covenants of this facility.

         SBA DEBENTURES: Due to changes in the SBIC program increasing the cost and availability of SBA debentures, the Company had been utilizing other sources of funds to expand its loan portfolio. The cost and terms of these other sources of funds are not as favorable as those historically achieved on SBA debentures and SSBIC preferred stock; however, the Company had been able to issue debt through private placement of notes and generate working capital through the securitization and sale of a portion of its portfolio at rates generally better than available through the issuance of SBA debentures under the relative terms in existence during the first half of 1998. As the cost of funds through the issuance of asset-backed securities increased during the latter half of 1998, the Company determined that the cost of debentures through the SBIC program was potentially cost efficient. As a result, the Company applied for and was approved by the SBA for the issuance of up to $11.5 million in SBA debentures. It is not anticipated that any of these debentures will be issued during the year ended December 31, 1999 and most will be utilized to "roll-over" the Company's SBA debentures which mature in 2000 or new issuances in 2000. During the twelve months ending June 30, 2000, approximately $11.5 million in SBA debentures will mature.

         INVESTMENT COMPANY ACT REQUIREMENTS: PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.

         DIVIDENDS: PMC Capital has historically paid 100% of its investment company taxable income and not paid any return of capital. There are certain timing differences between book and tax income, most notably the recognition of commitment fees received and the recognition of income relating to the 1998 and 1999 structured sale of loans. A portion of dividends paid during 1998 pertained to earnings in 1997 including the effect of the gain from a securitization and sale of certain loans originated by First Western completed in December 1997 (these amounts being referred to as the "Carry-Forward Amounts"). As a result of these timing differences and the Carry-Forward Amounts, the payment and amount of dividends does not necessarily coincide with the Company's earnings. The Company utilized a substantial portion of its Carry-Forward Amounts during 1998 to pay dividends. The Company presently anticipates that the dividend will be stabilized at $0.25 per share, per quarter during 1999. Each of the dividends paid on January 11, 1999, April 12, 1999, and July 12, 1999 were $0.25 per share. The Company may amend this stabilized dividend policy as warranted by actual and/or anticipated earnings.

The most significant timing difference between investment company taxable income and book earnings is the effect of securitization transactions. A reconciliation of net income to the net income of the Company before the effect of securitization transactions is as follows:

                                                            THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                 JUNE 30,                 JUNE 30,
                                                           ---------------------    --------------------
                                                             1999         1998       1999         1998
                                                           -------      -------     -------      -------
                                                                           (In thousands)
         Net income before the effect of securitization
                 transactions ...........................  $ 3,060      $ 3,581     $ 5,770      $ 6,618
              Plus: Gains from securitization
                 transactions ...........................    2,564           --       2,564           --
              Plus (Less): Change in valuation of
                 securitization transactions ............     (414)        (250)       (254)           5
              Less: Cash flow from securitized
                 assets .................................     (274)          --        (441)          --
              Plus: Income recognized on
                 interest-only strip receivable .........       79           --         121           --
                                                           -------      -------     -------      -------
         NET INCOME .....................................  $ 5,015      $ 3,331     $ 7,760      $ 6,623
                                                           =======      =======     =======      =======

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

         The Company used internal resources to test the software for Year 2000 modifications. The Company has substantially completed its Year 2000 assessment and remediation. In addition, the Company has initiated and substantially completed formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The total project cost was not considered to be material. The majority of the project cost was attributable to employee time necessary to test the present system and to meet future industry requirements and has accordingly been expensed. To date, the Company has installed new personal computer terminals at a cost of approximately $25,000 which was not related to any specific Year 2000 concern. The costs of the project, the percentage completed to date and the date on which the Company plans to fully complete its Year 2000 assessment and remediation are partially based on management's estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates are accurate or future estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management's estimates include, but are not limited to, completion by third parties (primarily the Company's bank) of their Year 2000 evaluations and their required modifications. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

         This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified both in this Form 10-Q and in the Company's Form 10-K for the fiscal year ended December 31, 1998. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

                                     PART II
                                OTHER INFORMATION

ITEM 4.      Submission of Matters to a Vote of Security Holders

         At the Company's Annual Meeting of Shareholders held on May 12, 1999, the following members were re-elected to the Board of Directors:

             Robert Diamond
             Martha Greenberg

         Other members of the Board of Directors are as follows:

             Fredric M. Rosemore
             Andrew S. Rosemore
             Lance B. Rosemore
             Irvin M. Borish
             Thomas Hamill
             Barry A. Imber


         The following proposal was approved at the Company's Annual Meeting:

                                                                                                     Abstentions
                                                                       Affirmation      Negative      and Broker
                                                                          Votes           Votes       Non-Votes
                                                                       -----------      --------      ----------
         1.    To ratify the appointment of PricewaterhouseCoopers
               LLP as the independent public accountants of the
               Company                                                  9,191,901         23,359         130,270




ITEM 6.      Exhibits and Reports on Form 8-K

                  A.   Exhibits
                     10.1 Servicing Agreement by and among Harris Trust and
                          Savings Bank, as Trustee and Supervisory Servicer, PMC Capital, L.P. 1999-1, as Issuer, and PMC Capital, Inc., as Servicer.

                  B.   Reports on Form 8-K
                     No reports on Form 8-K were filed during the quarter
                ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             PMC Capital, Inc.

     Date:        8/16/99                    /s/ Lance B. Rosemore
          ---------------------              ----------------------------------
                                             Lance B. Rosemore
                                             President


     Date:       8/16/99                     /s/ Barry N. Berlin
          ---------------------              ----------------------------------
                                             Barry N. Berlin
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT NO.                       DESCRIPTION
-----------                       -----------
10.1              Servicing Agreement by and among Harris
                  Trust and Savings Bank, as Trustee and Supervisory
                  Servicer, PMC Capital, L.P. 1999-1, as Issuer, and
                  PMC Capital, Inc., as Servicer

27                Financial Data Schedule