Form 10-Q
period 1999-09-30
PMC CAPITAL INC
filed 1999-11-15
CIK 722571

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1999

                                                 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

              SECURITIES EXCHANGE ACT OF 1934

              For the transition period from                   to

Commission File Number   811-3780

PMC CAPITAL, INC.

(Exact name of registrant as specified in its charter)

FLORIDA	59-2338439

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18111 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X        NO

As of November 1, 1999, Registrant had outstanding 11,829,116 shares of Common Stock, par value $.01 per share.

INDEX
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF INCOME
PMC CAPITAL, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED COMBINED BALANCE SHEETS
CONDENSED COMBINED STATEMENTS OF INCOME
Item 3. Quantitative and qualitative disclosures about market risk
PART II Other Information
SIGNATURES

PMC CAPITAL, INC. AND SUBSIDIARIES

PART I

Financial Information

ITEM 1.

Financial Statements

PMC CAPITAL, INC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	September 30,	December 31,
	1999	1998

	(Unaudited )

ASSETS

Investments at value:

Loans receivable, net	$90,780	$116,711

Cash equivalents	37,755	18,489

Investment in unconsolidated subsidiaries	20,136	12,930

Interest-only strip receivables	6,387	4,168

Restricted investments	1,804	2,525

Mortgage-backed security of affiliate	2,020	2,168

Real property owned	35	109

Total investments at value	158,917	157,100

Other assets:

Receivable for loans sold	2,512	156

Due from unconsolidated subsidiaries	1,850	2,579

Servicing asset	1,127	1,330

Deferred charges, deposits and other assets	972	1,140

Accrued interest receivable	377	581

Cash	272	235

Property and equipment, net	216	228

Total other assets	7,326	6,249

Total assets	$166,243	$163,349

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

SBA debentures payable	$36,290	$39,790

Notes payable	38,333	35,000

Accounts payable	1,384	1,728

Dividends payable	3,020	3,020

Borrower advances	3,564	1,598

Accrued interest payable	923	1,264

Due to unconsolidated subsidiaries	69	1

Deferred fee revenue	861	666

Other liabilities	998	1,131

Total liabilities	85,442	84,198

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:
Common stock, authorized 30,000,000 shares of $.01 par value,

11,829,116 shares issued and outstanding at September 30, 1999 and December 31, 1998	118	118

Additional paid-in capital	71,312	71,312

Undistributed net operating income	2,908	1,495

Net unrealized depreciation on investments	(537)	(774)

	73,801	72,151

Total liabilities and shareholders’ equity	$166,243	$163,349

Net asset value per common share	$6.24	$6.10

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Nine Months Ended September 30,

	1999	1998

	(Unaudited)

Investment income:

Interest	$11,419	$12,499

Premium income	926	762

Other investment income, net	499	607

Total investment income	12,844	13,868

Equity in income of unconsolidated subsidiaries, net	2,235	1,883

Other income	1,699	2,529

Total income	16,778	18,280

Expenses:

Interest	4,016	3,993

Salaries and related benefits	2,945	2,885

General and administrative	691	570

Profit sharing plan	171	153

Rent	210	181

Legal and accounting	199	153

Small Business Administration fees	66	70

Directors and shareholders expense	44	50

Total expenses	8,342	8,055

Net operating income	8,436	10,225

Realized and unrealized gain (loss) on investments:

Loans written-off	(527)	(157)

Gain on sale	2,564	-

Change in unrealized appreciation (depreciation) on investments	237	14

Total realized and unrealized gain (loss) on investments	2,274	(143)

Net operating income and realized and unrealized gain (loss) on investments	$10,710	$10,082

Preferred dividends	$188	$188

Basic weighted average common shares outstanding	11,829	11,791

Diluted weighted average common shares outstanding	11,831	11,791

Basic and diluted earnings per common share	$0.89	$0.84

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Three Months Ended September 30,

	1999	1998

	(Unaudited)

Investment income:

Interest	$3,721	$4,243

Premium income	544	235

Other investment income, net	82	124

Total investment income	4,347	4,602

Equity in income of unconsolidated subsidiaries, net	741	708

Other income, net	589	739

Total income	5,677	6,049

Expenses:

Interest	1,369	1,340

Salaries and related benefits	1,044	923

General and administrative	246	232

Profit sharing plan	93	75

Rent	78	63

Legal and accounting	56	19

Small Business Administration fees	27	21

Directors and shareholders expense	6	7

Total expenses	2,919	2,680

Net operating income	2,758	3,369

Realized and unrealized gain (loss) on investments:

Loans written-off	-	(46)

Gain on sale	-	-

Change in unrealized appreciation (depreciation) on investments	192	136

Total realized and unrealized gain (loss) on investments	192	90

Net operating income and realized and unrealized

gain (loss) on investments	$2,950	$3,459

Preferred dividends	$63	$63

Basic weighted average common shares outstanding	11,829	11,828

Diluted weighted average common shares outstanding	11,833	11,828

Basic and diluted earnings per common share	$0.24	$0.29

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,

	1999	1998

	(Unaudited)

Cash flows from operating activities:
Net operating income and realized and unrealized gain (loss)

on investments	$10,710	$10,082
Adjustments to reconcile net operating income and realized

and unrealized gain (loss) on investments to net cash provided by operating activities:

Loans funded, held for sale	(14,164)	(6,349)

Proceeds from sale of guaranteed loans	10,983	8,881
Change in unrealized depreciation on investments and

loans written-off, net	290	143

Unrealized premium income, net	(530)	-

Depreciation and amortization	750	996

Accretion of loan discount and deferred fees	(1,005)	(822)

Deferred fees collected	81	178

(Gain) loss on sale of assets	(2,573)	(3)

Equity in income of unconsolidated subsidiaries, net	(2,235)	(1,883)

Net change in operating assets and liabilities:

Accrued interest receivable	33	(46)

Other assets	44	358

Accrued interest payable	(341)	(425)

Borrower advances	1,966	(428)

Other liabilities	(314)	(1,503)

Net cash provided by operating activities	3,695	9,179

Cash flows from investing activities:

Loans funded	(47,288)	(33,214)

Principal collected and other adjustments	13,956	18,514

Proceeds from interest-only strip receivable	454	618

Proceeds from partnership distributions	2,692	1,722

Proceeds from mortgage-backed security of affiliate	149	-

Proceeds from sale of assets	84	179

Purchase of furniture and fixtures and other assets	(34)	(54)

Release of (investment in) restricted investments	721	(2)

Investment in unconsolidated subsidiary	(1,833)	(50)

Advances to (from) unconsolidated affiliates, net	797	(378)

Net cash used in investing activities	(30,302)	(12,665)

Cash flows from financing activities:

Proceeds from issuance of senior notes	3,333	-

Proceeds from issuance of common stock	-	2,257

Proceeds from sale of loans to unconsolidated subsidiary	55,136	-

Payment of SBA debentures	(3,500)	(1,500)

Payment of dividends on common stock	(8,872)	(11,128)

Payment of dividends on preferred stock	(187)	(183)

Net cash provided by (used in) financing activities	45,910	(10,554)

Net increase (decrease) in cash and cash equivalents	19,303	(14,040)

Cash and cash equivalents, beginning of period	18,724	17,502

Cash and cash equivalents, end of period	$38,027	$3,462

Supplemental disclosure:

Interest paid	$4,324	$4,385

Dividends reinvested	$-	$499

Loans to facilitate sale of real property owned	$-	$122

Reclassification from loans receivable to real property

owned, including unconsolidated subsidiaries	$323	$45

Loans and interest receivable transferred in exchange for

investment in unconsolidated subsidiary	$4,993	$-

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC”) and its wholly-owned regulated investment company subsidiaries (collectively, the “Company”) as of September 30, 1999 and the consolidated statements of income for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 have not been audited by independent accountants. In the opinion of the Company’s management, the financial statements reflect all adjustments necessary to present fairly the Company’s financial position at September 30, 1999, the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with the Company’s 1998 Annual Report on Form 10-K.

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

The results for the three and nine months ended September 30, 1999 are not necessarily indicative of future financial results.

Note 2.  Reclassification:

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3.  Business:

PMC is a diversified, closed-end management investment company that has elected to operate as a business development company under the Investment Company Act of 1940 (the “1940 Act”). PMC engages in the business of originating loans to small businesses either directly or through its three principal subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. In addition, PMC is directly or indirectly either the sole shareholder or partner of several non-investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); PMC Capital Limited Partnership (the “1996 Partnership”) and its related general partner and trust; PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and its related general partner, and PMC Capital, L.P. 1999-1 (the “1999 Partnership” and together with the 1996 Partnership and the 1998 Partnership, the “Limited Partnerships”) and its related general partner. PMC has elected to be taxed as a regulated investment company and consequently distributes substantially all of its taxable income as dividends to shareholders.

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

Consolidated Subsidiaries

First Western is a small business lending company (“SBLC”) that originates variable-rate loans which are partially guaranteed by the Small Business Administration (“SBA”) pursuant to its Section 7(a) Program (the
“7(a) Program”).

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PMCIC is a licensed specialized small business investment company (“SSBIC”) under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMCIC are either fixed-rate or a variable-rate which is based on the prime lending rate (“Prime Rate”). As an SSBIC, PMCIC is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate was reduced by 3% through an SBA subsidy during the first five years). The SBA subsidy is no longer provided on new issuances under the SSBIC program.

Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides loans to borrowers whether or not they qualify as “disadvantaged.” The interest rates on loans originated by Western Financial are either fixed-rate or a variable-rate which is based on the Prime Rate. As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding from the SBA through the issuance of debentures.

PMC originates loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by the subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the 7(a) Program or SBIC programs.

Unconsolidated Subsidiaries

PMC Advisers, acts as the investment advisor for PMC Commercial Trust (“PMC Commercial”), a Texas real estate investment trust and an affiliate of PMC Capital.

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

Note 5.  Dividends Paid and Declared:

During January, April and July 1999, the Company paid a quarterly dividend of $0.250 per share to common shareholders of record. During September 1999, the Company declared a $0.250 per share dividend to common shareholders of record on September 30, 1999 which was paid during October 1999.

Note 6.  Investment in Limited Partnerships:

On June 3, 1999, the 1999 Partnership, a Delaware limited partnership, completed a structured sale of a pool of fixed-rate loans through a private placement (the “1999 Private Placement”) of approximately $55.6 million of its 1999 Loan-Backed Fixed Rate Notes (the “1999 Notes”). The 1999 Notes were issued at par and have a stated maturity of July 2024. These notes were issued with an interest rate of 6.60% and were originally collateralized by approximately $60

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

million of loans contributed by PMC Capital to the 1999 Partnership. In connection with the 1999 Private Placement, the 1999 Notes were given a rating of “Aaa” by Moody’s Investors Service. The terms of the 1999 Notes provide that the partners of the 1999 Partnership are not liable for any payments on the 1999 Notes. Accordingly, if the 1999 Partnership fails to pay the 1999 Notes, the sole recourse of the holders of the 1999 Notes is against the assets of the 1999 Partnership. The Company, therefore, has no obligation to pay the 1999 Notes, nor do the holders of the 1999 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1999 Notes (approximately $55.6 million prior to payment of issuance costs of approximately $500,000 and the funding of approximately $1.8 million for a reserve fund held by the trustee as collateral) were distributed to PMC. PMC Capital Corp. 1999-1 was formed in June 1999 to act as the general partner of the 1999 Partnership and owns a 1% general partnership interest in the 1999 Partnership. PMC owns a 99% limited partnership interest in the 1999 Partnership. PMC is the servicer for all loans held by the 1999 Partnership. In connection with this transaction, the Company recorded a gain of approximately $2.6 million which is included on the accompanying statements of operations for the nine months ended September 30, 1999.

As described in Note 4, the accounts of the Limited Partnerships are accounted for by the equity method of accounting in conformity with Federal securities law. During the three and nine months ended September 30, 1999, the Limited Partnerships had $2,994,000 and $6,550,000 in total income, respectively, and net income of $1,201,000 and $2,652,000 before the elimination of the net cash flow relating to the interest-only strip receivables.

Note 7.  Condensed Combined Financial Statements:

As described in Note 4, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries.

The following are condensed combined financial statements of the unconsolidated subsidiaries as of September 30, 1999 and December 31, 1998 and for the three and nine months ended September 30, 1999 and 1998:

CONDENSED COMBINED BALANCE SHEETS

	September 30,	December 31,
	1999	1998

	(Unaudited )
	(In thousands)

Assets

Investments at value:

Loans receivable, net	$114,660	$61,768

Cash equivalents	679	64

Restricted investments and real property owned	8,842	9,096

	124,181	70,928

Other assets	759	1,673

Total assets	$124,940	$72,601

Liabilities and Owners’ Equity

Liabilities:

Notes payable	$102,544	$57,053

Other liabilities	2,260	2,618

	104,804	59,671

Owners’ Equity:

Common stock and additional paid-in capital	526	526

Partners’ capital	19,353	12,740

Retained earnings (deficit)	257	(336)

	20,136	12,930

Total liabilities and owners’ equity	$124,940	$72,601

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED COMBINED STATEMENTS OF INCOME

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(Unaudited, in thousands)

Income:

Investment income	$6,546	$3,184	$2,991	$1,011

Other income, net	694	28	149	6

Total income	7,240	3,212	3,140	1,017

Expenses:

Interest	3,811	1,247	1,765	360

General and administrative expenses	186	82	67	(51)

Unrealized loss on loans	71	-	-	-

Total expense	4,068	1,329	1,832	309

Net income	3,172	1,883	1,308	708
Less: elimination of the net cash flow and

unrealized gain (loss) on loans relating to the interest-only strip receivable in consolidation	937	-	567	-

Equity in income of unconsolidated subsidiaries, net	$2,235	$1,883	$741	$708

Included in restricted investments and real property owned on the accompanying condensed combined balance sheet of the unconsolidated subsidiaries at September 30, 1999 is $380,000 in real property owned including $323,000 which was transferred from loans receivable. During March 1999, PMC Funding acquired the property as part of foreclosing on a loan receivable owned primarily by PMCIC. The asset was recorded at the expected net realizable value as determined by the Company’s Board of Directors.

Note 8.  Earnings Per Common Share Computations:

The computations of basic earnings per common share are based on the weighted average number of shares outstanding during the period. For the purposes of determining the diluted earnings per share, the weighted average shares outstanding were increased by approximately 4,000 and 2,000 for the effect of stock options during the three and nine months ended September 30, 1999, respectively. There was no effect to the weighted average shares outstanding relating to stock options outstanding during the three and nine months ended September 30, 1998 since the stock options were anti-dilutive. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were approximately $188,000 during the nine months ended September 30, 1999 and 1998 and $63,000 during the three months ended September 30, 1999 and 1998. The weighted average number of shares used in the computations of basic and diluted earnings per common share were 11.8 million for the three months and nine months ended September 30, 1999 and 1998.

Note 9.  Commitments and Contingencies:

Loan commitments outstanding at September 30, 1999, to various small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $74 million. Of these commitments, $23.7 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of the Company’s business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PART I

Financial Information

ITEM 2.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

General

The Company’s operations include originating and servicing commercial loans for its own account. The Company sells the government guaranteed portion of its loans originated under the SBA 7(a) Program. Further, the Company has completed several structured sales of its loan portfolio. Historically, the Company has retained servicing rights and residual interests in all loans sold. In addition, the Company operates as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to fee arrangements with PMC Commercial Trust (“PMC Commercial”).

The Company’s revenue sources include the following:

•	Interest earned on commercial loans originated and retained including the effect of commitment fees collected at the inception of the loan.
•	Fee income from the management of PMC Commercial.
•	An equity interest in the income of non-investment company subsidiaries.
•	Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market.
•	Interest earned on temporary (short-term) investments.
•	Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.
•	Gains relating to structured loan sales.

The Company primarily originates loans to individuals and small business concerns in the lodging industry. The Company also targets the medical, food service, service, retail and commercial real estate industries. The Company is a national lender that primarily lends to businesses in the Southwest and Southeast regions of the United States. A majority of the Company’s loans in the lodging industry are to owner-operated facilities generally operating under national franchises. The Company believes that franchise operations offer attractive lending opportunities because those businesses generally employ proven business concepts, have national reservation systems, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success as compared to other independently operated businesses.

The following table sets forth information concerning the aggregate gross loans funded by the Company:

	Three Months		Nine Months		Years Ended
	Ended September 30,		Ended September 30,		December 31,

Company	1999	1998	1999	1998	1998	1997

	(In millions)

PMCIC	$3.8	$4.9	$10.5	$11.4	$14.1	$24.1

Western Financial	4.2	3.4	5.2	10.5	12.0	12.9

First Western	12.1	2.0	20.3	8.6	10.6	29.5

PMC Capital	7.6	6.6	25.5	9.1	29.7	19.9

Total	$27.7	$16.9	$61.5	$39.6	$66.4	$86.4

        PMC Advisers, either directly or through its wholly-owned subsidiary, has acted as the investment manager for PMC Commercial since PMC Commercial’s initial public offering in December 1993. During the nine months ended September 30, 1999 and the years ended December 31,1998 and 1997, PMC Advisers and its wholly-owned subsidiary earned management fees from PMC Commercial of approximately $1.8 million, $2.6 million and $1.6 million, respectively. The fees during the nine months ended September 30, 1999 and the year ended December 31, 1998 include fees earned related to the structured financing and property acquisitions by PMC Commercial. The fee of PMC Advisers is primarily based on the amount and value of assets. As a result, any increases in the dollar amount of PMC Commercial’s assets will benefit PMC Advisers, and PMC Advisers will have a potential conflict in determining whether to advise PMC Commercial to acquire assets and write down the value of any assets. In order to mitigate the risk to PMC Commercial from increasing its asset base through leveraged transactions, the Investment Management Agreements provide PMC Advisers with a reduced fee for any loans originated through additional borrowings. Additionally, the potential conflict for the management of PMC Advisers between PMC Commercial and the Company is mitigated through a loan origination agreement among PMC Advisers, PMC Commercial and the Company.

        Pursuant to the Investment Management Agreements between PMC Commercial and PMC Advisers, fees of between 0.40% and 1.67%, annually, are charged by the Company based primarily upon the average principal outstanding of PMC Commercial’s loans. In addition, the Investment Management Agreement includes compensation to PMC Advisers for its assistance in the issuance of PMC Commercial’s debt and equity securities. During June 1998, the Investment Management Agreement was amended to provide for payment of fees relating to property acquisitions by PMC Commercial (the “Property Management Agreement”). The Property Management Agreement provided for a one time fee of 0.75% of the purchase price paid by PMC Commercial to Amerihost Properties, Inc. and its subsidiaries (“Amerihost”) (the “Amerihost Purchase Price”) in connection with the purchase of hotels from Amerihost and an annual management fee equal to the product of 0.70% multiplied by the Amerihost Purchase Price (the “Amerihost Fee”). In the event the Property Management Agreement with PMC Advisers is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Amerihost Fee for a period of five years from the termination date.

        The Company also earns income through its equity ownership in the unconsolidated subsidiaries, primarily the Limited Partnerships established by the Company in connection with the structured sale/financing of the Company’s loans. The differential between the interest received by the Limited Partnerships on the loans transferred to it by PMC Capital and the interest paid by the Limited Partnerships on the notes issued by the Limited Partnerships in connection with the structured sales (see Note 7 to the accompanying consolidated financial statements), less the net cash flow relating to the interest-only strip receivable on PMC’s balance sheet and any loan losses, contributes to the revenues of PMC Capital through its equity ownership in the Limited Partnerships.

        As a result of several factors, the number and dollar volume of loans originated by First Western under the SBA 7(a) Program decreased during 1998 and the first quarter of 1999. The factors which contributed to this decrease included an increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) Program, increased competition to originate SBA 7(a) Program loans from SBA 7(a) Program lenders, and an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) Program. Accordingly, SBA 7(a) Program funding had decreased and the premiums earned on the sales of the government guaranteed portions of these loans have been significantly reduced from prior period levels. In addition, due to the high rate of prepayment experienced in the limited service hospitality industry, purchasers of the guaranteed portion of the Company’s SBA 7(a) loans have significantly decreased the premium paid for these assets.

        Commencing in early 1999, the Company refocused its marketing effort to emphasize loan originations under the SBA 7(a) Program. As a result of this increased marketing effort for SBA 7(a) lending, revenues generated from the sales of the guaranteed portion of the SBA 7(a) Program loans has increased over recent quarters and the Company believes that this positive trend will continue based on commitments to fund loans which are presently outstanding. During the three months ended September 30, 1999 and June 30, 1999, funding of SBA 7(a) program loans were $12.1 million and $6.0 million, respectively, increases of 505% and 87%, respectively, from the $2.0 million and $3.2 million funded during the three months ended September 30, 1998 and June 30, 1998.

        For the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, revenues generated by such loan sales were $926,000, $776,000 and $1,776,000, respectively. The Company has partially offset First Western’s decreased revenues through emphasizing the Company’s other lending activities and offering lower fixed interest rates.

        As a result of the low interest rate environment, the Company has experienced an increased rate in the prepayment of its loans. During the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, the Company received $14.0 million, $24.7 million and $10.1 million, respectively, in collections of principal on retained loans including prepayments. For the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, principal collections including prepayments (as an annualized percentage of the Company’s total retained loan portfolio), were 18%, 19% and 11%, respectively. Prepayments generally increase during times of declining interest rates. On such prepayments, to the extent the loans were at a fixed rate of interest, the Company received the immediate benefit of the prepayment charge. Prepayment fees result in one-time increases in the Company’s other investment income. However, the proceeds from the prepayments were invested initially in temporary investments and have been re-loaned or committed to be re-loaned at lower rates. These lower interest rates have had an adverse effect on the Company’s results of operations and depending upon the rate of future prepayments may have an impact on the Company’s ability to maintain shareholder distributions at current levels. The impact of the lower lending rates may partially be offset (based on current market conditions) by the reduced cost of the Company’s borrowings. First Western’s loans (all variable-rate) have no prepayment fees in accordance with SBA policy. Loans originated pursuant to the Company’s prime lending program (the “Prime Lending Program”) generally have prepayment fees equal to 95 days’ interest. While prepayments continued at accelerated levels through the second quarter of 1999, as a result of recent changes in the credit markets, the pace of prepayment activity decreased during the third quarter of 1999 and the Company believes that as a result of the current interest rate environment the prepayment activity may continue at these lower levels during the remainder of the current fiscal year. See “Prepayment Risk”.

        During 1996 the Company began marketing its Prime Lending Program which is a variable interest rate lending program based on the Prime Rate (as defined below). The Prime Lending Program is separate from the SBA 7(a) Program of First Western, the Company’s other variable rate lending program. The Prime Lending Program provided funds to refinance existing real estate secured commercial loans with borrowers who had proven timely payment histories and loan-to-value and debt coverage ratios within the Company’s underwriting criteria. Several of the loans refinanced under this program were originally SBA 7(a) Program loans and some of these loan originations have refinanced First Western’s loans. The Company is not presently actively marketing loan originations under the Prime Lending Program.

        Substantially all of the First Western loans and all loans originated pursuant to the Prime Lending Program are variable-rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period (the “Prime Rate”). The spread over the Prime Rate charged by First Western ranges from 0.5% to 2.75% and the weighted average spread over the Prime Rate for loans outstanding under the Prime Lending Program is approximately 1.3%.

        The Prime Rates for variable-rate loans are as follows:

	1999		1998	1997

First Quarter	7.75%		8.50%	8.25%
Second Quarter	7.75%		8.50%	8.50%
Third Quarter	8.00%		8.50%	8.50%
Fourth Quarter	8.25%	(1)	8.25%	8.50%

(1)	Effective October 1, 1999.

        The Company’s working capital requirements for loan originations, as well as holding borrowers advances and cash reserves for its completed securitizations or structured financings, require it to maintain temporary short-term investments. See “Liquidity and Capital Resources.”

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

        Expenses primarily consist of interest expense, salaries and related benefits and company overhead. The Company’s operations are centralized in its Dallas, Texas headquarters. The Company presently has additional business development offices located in Atlanta, Georgia and Phoenix, Arizona.

        General and administrative expenditures consist primarily of insurance, advertising and promotional expense,

telephone services, corporate printing costs, commissions and general office expenses. It is anticipated that general and administrative expenses will remain at present levels during the remainder of the year ending December 31, 1999.

        In addition, the Company has other administrative costs (“Other Administrative Costs”) which consist of profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. It is anticipated that Other Administrative Costs will remain at present levels during the remainder of the year ending December 31, 1999.

Securitization and Structured Financing Programs

        The Company has relied upon its ability to utilize portions of its loan portfolio in the asset-backed securities market to generate cash proceeds for funding additional loans since this source of funds presently provides the Company with its lowest cost of capital. Further, gains on sales generated by the Company’s “securitizations” represent a material portion of the Company’s revenues. Such gains may cause timing differences between net income in accordance with generally accepted accounting principles (“GAAP”) and investment company taxable income (See “Dividends”). Any delay in the sale of receivables beyond a quarter-end or year-end would eliminate the gain on sale in the given quarter or year and adversely affect the Company’s reported earnings for such quarter or year. Any such adverse changes or delays could have a material adverse effect on the Company’s financial position, liquidity and results of operations. Accordingly, adverse changes in the Company’s “Asset-Backed Securities Program” or in the asset-backed securities market for the type of product generated by the Company could adversely affect the Company’s ability to originate and securitize loans on a timely basis and upon terms favorable to the Company. During the latter half of 1998, the liquidity of the asset-backed securities market was significantly impacted by several factors. Several publications identified the ongoing global financial crisis in overseas currencies coupled with the potential for a recession in the United States as a cause for investors in the type of asset-backed securities placed by the Company to widen the “spreads” they require to receive in order to purchase asset-backed securities. These market pressures subsided during 1999 and PMC Capital completed a structured sale of loans during June 1999.

        The Company retains a substantial portion of the default and prepayment risk associated with the loan portfolio that it sells pursuant to the Asset-Backed Securities Program. A large component of the gain recognized on such sales and the corresponding asset recorded on the Company’s balance sheet is an interest-only strip receivable the value of which is based on the present value of estimated future excess cash flows which will be received by the Company from the securitized loans. Accordingly, the value of the interest-only strip receivable is calculated on the basis of management’s assumptions concerning, among other things, defaults and prepayments. Actual defaults and prepayments may vary from management’s assumptions, possibly to a material degree.

        Greater than anticipated prepayments of principal will decrease the fair value attributed to the interest-only strip receivable. Fewer than anticipated prepayments of principal will increase the fair value attributed to the interest-only strip receivable. The effect on the Company’s yield due to principal prepayments on the underlying securitized loans occurring at a rate that is faster (or slower) than the rate anticipated by the Company in the period immediately following the completion of the securitization will not be entirely offset by a subsequent like reduction (or increase) in the rate of principal payments. The weighted average lives of the underlying securitized loans will also be affected by the amount and timing of delinquencies and defaults on the underlying securitized loans and the recoveries, if any, on defaulted underlying securitized loans. In addition, the Company is required to deposit substantial amounts of the cash flows generated by its interests in the Company sponsored securitizations (“restricted cash”) into spread accounts which are pledged to the security holders.

Certain Accounting Considerations

        The Company has transferred assets to special purpose entities in connection with structured financings in order to obtain working capital to originate new loans. The transfer of assets that qualifies for sale treatment under SFAS No. 125 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”) is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. The Company typically receives cash and retains the right to receive contractual servicing fees and the right to receive future interest income on loans transferred that exceed the contractually specified servicing fee, typically on the guaranteed portion of an SBA 7(a) Program loan, in exchange for a portion of the loan.

The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) the fair values of the servicing rights, and (c) the interest-only strip receivable retained, constitutes the gain on sale.

        In accordance with SFAS No. 125, the Company establishes a servicing asset to the extent the Company receives contractual compensation for servicing loans which is in excess of adequate compensation to service these loans. Servicing the sold portion of government guaranteed loans requires First Western to retain a minimum servicing spread of 1%. This spread is in excess of adequate compensation to service these loans. Accordingly, the Company has recorded a servicing asset relating to the servicing of the sold portion of First Western’s loans. The servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets.

        As of the date a securitization is completed, an asset is established and classified as an “interest-only strip receivable”. This receivable is initially valued based on management’s estimate of the anticipated discounted future cash flows retained by the Company related to the pool of securitized loans. The discount rate is a market rate based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction.

        On a quarterly basis, income generated by the interest-only strip receivable is recognized based on an “internal rate of return” (the “IRR”) which during the initial reporting period after completion of the securitization is the market rate used in valuing the interest-only strip receivable. Management updates the anticipated future cash flows on a quarterly basis and determines a revised IRR based on the recorded interest-only strip receivable as of the balance sheet date. If during any evaluation of the value of the interest-only strip receivable it is determined that the IRR is lower than a “risk free” rate for an asset of similar duration, a realized loss will be incurred which adjusts the recorded value of the interest-only strip receivable to the market value.

        In addition, on a quarterly basis, the Company measures the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investments. During the nine months ended September 30, 1999 and the years ended December 31, 1998 and 1997, the Company recorded a net unrealized loss of $214,000, a net unrealized gain of $120,000 and a net unrealized loss of $300,000, respectively, related to the interest-only strip receivables. At September 30, 1999 and December 31, 1998 and 1997, the interest-only strip receivable on the Company’s balance sheet was net of an unrealized loss of $394,000, $180,000 and $300,000, respectively.

        The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management’s estimate of prepayment speeds, default rates and future loan losses. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income in future periods would be enhanced.

Nine Months Ended September 30, 1999 Compared to the Nine Months Ended September 30, 1998

        Net income increased by $628,000 (6%) from $10,082,000 during the nine months ended September 30, 1998 to $10,710,000 during the nine months ended September 30, 1999. The weighted average common shares outstanding was 11,791,000 during the nine months ended September 30, 1998 and 11,829,000 during the nine months ended September 30, 1999. As more fully detailed below, the most significant reason for the increase in net income when comparing the nine months ended September 30, 1999 and 1998 was the gain of approximately $2.6 million recognized from the securitization and sale of loan portfolio during June 1999. As a result of this transaction, the period ended September 30, 1999 and future periods will not include interest earnings on those sold loans. Until the proceeds received from this transaction are completely reinvested in loans to small businesses, future earnings will not be comparable with earnings of prior quarters. The Company anticipates that the proceeds will be completely reinvested by the end of the first fiscal quarter of 2000. This same effect occurred during the first two quarters following the securitization transaction completed in November 1998 which reduced portfolio earnings. See “Fluctuations in Quarterly Earnings.” The relative increase in net income resulting from this gain was partially offset by: (i) the reduced amount of income recognized from interest income as a result of the structured sales of loan portfolio in November 1998 and June 1999, (ii) the recognition during June 1998 of “one-time” up-front fees from advisory services to PMC Commercial which was not duplicated in 1999, and (iii) the net valuation loss related to the interest-only strip receivables.

        Interest income:  Interest income decreased by $1,080,000, from $12,499,000 for the nine months ended September 30, 1998 to $11,419,000 for the nine months ended September 30, 1999. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments, up-front fees collected including the accretion of up-front fees and the interest earned on the interest-only strip receivables. This overall decrease was primarily attributable to a decline in interest rates on new loan originations and the structured sale of over $40 million in loans in November 1998 and over $60 million in loans during June 1999.

        Interest on other investments for the nine months ended September 30, 1999 was $1,365,000 which was $770,000 greater than the $595,000 in interest income on other investments earned during the nine months ended September 30, 1998. This increase was primarily due to (i) the greater daily balances in short-term investments and cash and cash equivalents as a result of the securitization and sale of loans in November 1998 and June 1999 and (ii) the interest income earned on the Company’s interest-only strip receivables related to the securitization and sale of loans in November 1998 and June 1999. The average outstanding temporary investments fluctuate based on the size and timing of receipt of capital resources and the volume of loan originations and prepayment activities.

        Interest income on loans decreased by $1,850,000, or 16%, from $11,904,000 during the nine months ended September 30, 1998 to $10,054,000 during the nine months ended September 30, 1999. The decrease in interest income on loans was primarily a result of the decrease in the weighted average outstanding principal amount of loans which decreased as a result of the structured sales of loans in November 1998 and June 1999. The average retained loan portfolio decreased by 20% to $106.2 million during the nine months ended September 30, 1999 from $132.6 million during the nine months ended September 30, 1998. The decrease in interest income was also caused by a continuation of lower interest rates charged on new loan originations and the prepayment of the higher interest rate loans. As general lending competition has increased, hospitality lending specifically has become more competitive through loan programs of major investment banks (commonly known as “conduit” programs), the rate the Company was able to charge decreased while prepayments increased. The proceeds from the prepayments were invested initially in temporary investments and have been re-loaned at lower interest rates.

        Premium income:  Premium income increased by $164,000 (22%) from $762,000 for the nine months ended September 30, 1998 to $926,000 for the nine months ended September 30, 1999. This increase was primarily attributable to an increase in loans funded under the SBA 7(a) Program and sold into the secondary market during the third quarter of 1999. Recently the Company has refocused its marketing effort on SBA 7(a) lending and as a result funding and loan sales increased during the three months ended September 30, 1999. It is anticipated that future fundings and sales of the guaranteed portion of loans will occur at the levels experienced during the third quarter of 1999 as a result of our increased marketing effort. The proceeds from the sale of the government guaranteed portion of loans (under the SBA 7(a) Program) increased by $2,102,000 (24%) from $8,881,000 during the nine months ended September 30, 1998 to $10,983,000 during the nine months ended September 30, 1999. Offsetting a portion of the increase in premium income is the diminished premiums paid by purchasers of government guaranteed loans.

        Other investment income, net:  Other investment income, net, decreased by $108,000 (18%) from $607,000 for the nine months ended September 30, 1998 to $499,000 for the nine months ended September 30, 1999. This decrease was primarily attributable to a decrease in prepayment fees received, the recognition of discounts related to fixed-rate loans which were prepaid in full and a decrease in forfeited commitment fees during the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

        Equity in income (loss) of unconsolidated subsidiaries:   Equity in income (loss) of unconsolidated subsidiaries increased by $352,000 (19%), from $1,883,000 during the nine months ended September 30, 1998 to $2,235,000 during the nine months ended September 30, 1999. The primary reasons for the increase were the partnerships formed by the Company in November 1998 and June 1999, the income from PMC Funding and the income from PMC Advisers. The Company recognized $430,000 and $243,000 in net income related to the 1998 Partnership and the 1999 Partnership, respectively, during the nine months ended September 30, 1999. The net income of PMC Advisers was $445,000 during the nine months ended September 30, 1999 compared to $108,000 during the nine months ended September 30, 1998. The increase was primarily related to fees generated on the Property Management Agreement entered into in June 1998. In addition, PMC Funding had a gain of $148,000 during the nine months ended September 30, 1999 as compared to an $81,000 loss during the nine months ended September 30, 1998. The primary reason for such change was the recognition of a gain on the sale of an asset during the first quarter of 1999. These increases were partially offset by a decrease in profits from the 1996 Partnership. The 1996 Partnership had net income of $970,000 and $1,856,000 during the nine months ended September 30, 1999 and 1998, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans held by the 1996 Partnership and the recognition of significant prepayment fees by the 1996 Partnership during the nine months ended September 30, 1998. Accordingly, the interest earned on the 1996 Partnership assets is decreasing resulting in less net profits. The loans held by each of the Limited Partnerships will continue to be reduced through principal repayments, resulting in a decline in profits to the Company in future periods. The Limited Partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the notes issued by the respective partnership.

        Other income, net:  Other income, net, decreased by $830,000 (33%) from $2,529,000 during the nine months ended September 30, 1998 to $1,699,000 during the nine months ended September 30, 1999. Other income during the nine months ended September 30, 1998 included fee income earned by PMC Advisers related to the completion of a structured financing by PMC Commercial and fees related to the acquisition by PMC Commercial (during June 1998) of properties which aggregated $631,000. Other income decreased during the nine months ended September 30, 1999 primarily because there were no comparable fees during that nine month period. In addition, during the third quarter of 1998, the Company recognized income related to a loan which paid-off in full that had been acquired at a discount.

        Operating expenses:  Operating expenses, not including interest, increased by $264,000 (6%) from $4,062,000 during the nine months ended September 30, 1998 to $4,326,000 during the nine months ended September 30, 1999. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for the Company’s officers and employees who provide all of the Company’s management, advisory, and portfolio functions, including marketing, servicing, accounting and portfolio analysis. The Company had an increase in salaries and related benefits of $60,000 (2%) from $2,885,000 during the nine months ended September 30, 1998, to $2,945,000 during the nine months ended September 30, 1999. The increase in salaries and related benefits was attributable to an increase in the marketing staff. In addition, general and administrative expenses increased $121,000 (21%) from $570,000 during the nine months ended September 30, 1998 to $691,000 during the nine months ended September 30, 1999. This increase was primarily attributable to an increase in commissions paid on loans closed during the nine months ended September 30, 1999. It is anticipated that operating expenses will remain at present levels during the remainder of 1999.

        Interest expense:  Interest expense increased by $23,000 (1%) from $3,993,000 during the nine months ended September 30, 1998 to $4,016,000 during the nine months ended September 30, 1999. Interest expense results primarily from interest on (i) the Company’s $38.3 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 3.4 years as of September 30, 1999, and (ii) $36.3 million of debentures due to the SBA as a result of borrowings made by the Company’s subsidiaries, with a weighted average interest rate of approximately 6.7% and weighted average remaining maturity of 3.9 years as of September 30, 1999. During July 1999, the Company incurred an additional $3.3 million in senior debt and during September 1999, the Company repaid at maturity $3.5 million in SBA debentures. The Company also repaid approximately $1.5 million in SBA debentures at maturity during February 1998.

        Realized and unrealized gain (loss) on investments:   Realized and unrealized gain (loss) on investments changed from a loss of $143,000 during the nine months ended September 30, 1998 to a gain of $2,274,000 during the nine months ended September 30, 1999. The primary reason for this change was the gain recognized on sale of assets (related to the sale of a loan pool) of $2,564,000 during June 1999. There was no comparable transaction during the nine months ended September 30, 1998. Offsetting a portion of the gain was the change in recorded unrealized gains (losses) relating to the Company’s interest-only strip receivables. During the nine months ended September 30, 1998, the Company recognized valuation gains of $145,000 compared to valuation losses of $214,000 during the nine months ended September 30, 1999 resulting from increased prepayment speeds primarily during the second quarter of 1999. The Company also recognized $288,000 of loan valuation losses and loans written-off during the nine months ended September 30, 1998 compared to $76,000 during the nine months ended September 30, 1999.

Three Months Ended September 30, 1999 Compared to the Three Months Ended September 30, 1998

        Net income decreased by $509,000 (15%) from $3,459,000 during the three months ended September 30, 1998 to $2,950,000 during the three months ended September 30, 1999. The weighted average common shares outstanding was 11,828,000 during the three months ended September 30, 1998 and 11,829,000 during the three months ended September 30, 1999. The most significant reason for the decrease in net income when comparing the three months ended September 30, 1999 and 1998 was the reduced interest income recognized primarily as a result of the securitization and sale of a loan portfolio during June 1999. Until the proceeds received from this transaction are reinvested in loans to small businesses, future earnings will not be comparable with earnings of prior quarters. The Company anticipates that the proceeds will be completely reinvested by the end of the first fiscal quarter of 2000. This same effect occurred during the first two quarters following the securitization transaction completed in November 1998 which reduced portfolio earnings. See “Fluctuations in Quarterly Earnings.”

        Interest income:  Interest income decreased by $522,000, from $4,243,000 for the three months ended September 30, 1998 to $3,721,000 for the three months ended September 30, 1999. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments, up-front fees collected including the accretion of up-front fees and the interest earned on the interest-only strip receivables. This overall decrease was primarily attributable to the structured sale of over $40 million in loans in November 1998 and the structured sale of over $60 million in loans during June 1999 and a continued decline in interest rates on new loan originations.

        Interest on other investments for the three months ended September 30, 1999 was $733,000 which was $574,000 greater than the $159,000 in interest income on other investments earned during the three months ended September 30, 1998. This increase was primarily due to (i) the investment of proceeds from the sale of loans through a securitization in November 1998 and June 1999 which resulted in higher daily balances in short-term investments and (ii) the interest income earned on the Company’s interest-only strip receivables related to the securitization and sale of loans in November 1998 and June 1999. The average outstanding temporary investments fluctuate based on the size and timing of receipt of capital resources and the volume of loan originations and prepayment activities.

        Interest income on loans decreased by $1,096,000, or 27%, from $4,084,000 during the three months ended September 30, 1998 to $2,988,000 during the three months ended September 30, 1999. The decrease in interest income on loans was primarily a result of the decrease in the weighted average outstanding principal amount of loans which decreased as a result of the structured sales of loans in November 1998 and June 1999. The average retained loan portfolio decreased by 26% to $101.0 million during the three months ended September 30, 1999 from $136.3 million during the three months ended September 30, 1998. The decrease in interest income was also caused by a continuation of lower interest rates charged on new loan originations and the prepayment of the higher interest rate loans. As general lending competition has increased, and hospitality lending specifically has become more competitive through loan programs of major investment banks (commonly known as “conduit” programs), the rate the Company was able to charge decreased while prepayments increased. The proceeds from the prepayments were invested initially in temporary investments and have been re-loaned at lower interest rates.

        Premium income:  Premium income increased by $309,000 (131%) from $235,000 for the three months ended September 30, 1998 to $544,000 for the three months ended September 30, 1999. This increase was primarily attributable to (i) a $2,414,000 (97%) increase in proceeds from the sale of the government guaranteed portion of loans (under the SBA 7(a) Program) from $2,477,000 during the three months ended September 30, 1998 to $4,891,000 during the three months ended September 30, 1999. Recently the Company has refocused its marketing effort on SBA 7(a) lending which contributed to the higher volume of SBA 7(a) lending during the three months ended September 30, 1999. It is anticipated that future fundings and sales of the guaranteed portion of loans will occur at levels experienced during the third quarter of 1999.

        Other investment income, net:  Other investment income, net, decreased by $42,000 (34%) from $124,000 for the three months ended September 30, 1998 to $82,000 for the three months ended September 30, 1999. This decrease was primarily attributable to a decrease in prepayment fees received during the three months ended September 30, 1999 as compared to the three months ended September 30, 1998.

        Equity in income (loss) of unconsolidated subsidiaries:   Equity in income (loss) of unconsolidated subsidiaries increased by $33,000 (5%), from $708,000 during the three months ended September 30, 1998 to $741,000 during the three months ended September 30, 1999. The primary reason for the increase was the partnerships formed by the

Company in November 1998 and June 1999 and the income from PMC Advisers. The Company recognized $159,000 in net income related to the 1998 Partnership and $168,000 in net income related to the 1999 Partnership during the three months ended September 30, 1999. The net income of PMC Advisers was $128,000 during the three months ended September 30, 1999 compared to $108,000 during the three months ended September 30, 1998, primarily related to fees generated on the Property Management Agreement entered into in June 1998. These increases were partially offset by a decrease in profits from the 1996 Partnership. The 1996 Partnership had a decrease in net income of $309,000, from $622,000 during the three months ended September 30, 1998 to $313,000 during the three months ended September 30, 1999. The decrease is primarily due to the continued reduction in outstanding principal balance of loans held by the 1996 Partnership and the recognition of significant prepayment fees by the 1996 Partnership during the three months ended September 30, 1998. Accordingly, the interest earned on the 1996 Partnership assets is decreasing resulting in less net profits. The loans held by each of Limited Partnerships will continue to be reduced through principal repayments resulting in a decline in profits to the Company in future periods of operations. The Limited Partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the notes issued by the 1996 Partnership. In addition, PMC Funding had a loss of $20,000 during the three months ended September 30, 1999 as compared to a $22,000 loss during the three months ended September 30, 1998.

        Other income, net:  Other income, net, decreased by $150,000 (20%) from $739,000 during the three months ended September 30, 1998 to $589,000 during the three months ended September 30, 1999. Other income during the three months ended September 30, 1998 included fee income recognition during the three months ended September 30, 1998, on a loan which paid off in full which was acquired at a discount. There were no comparable fees during the three months ended September 30, 1999.

        Operating expenses:  Operating expenses, not including interest, increased by $210,000 (16%) from $1,340,000 during the three months ended September 30, 1998 to $1,550,000 during the three months ended September 30, 1999. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for the Company’s officers and employees who provide all of the Company’s management, advisory, and portfolio functions, including marketing, servicing, accounting and portfolio analysis. The Company had an increase in salaries and related benefits of $121,000 (13%) from $923,000 during the three months ended September 30, 1998 to $1,044,000 during the three months ended September 30, 1999. The increase in salaries and related benefits was attributable to an increase in the Company’s marketing staff. It is anticipated that operating expenses will remain at present levels during the remainder of 1999.

        Interest expense:  Interest expense increased by $29,000 (2%) from $1,340,000 during the three months ended September 30, 1998 to $1,369,000 during the three months ended September 30, 1999. Interest expense results primarily from interest on (i) the Company’s $38.3 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 3.4 years as of September 30, 1999, and (ii) $36,290,000 of debentures due to the SBA as a result of borrowings made by the Company’s subsidiaries, with a weighted average interest rate of approximately 6.7% and weighted average remaining maturity of 3.9 years as of September 30, 1999. During July 1999, the Company incurred an additional $3.3 million in senior debt and during September 1999, the Company repaid at maturity $3.5 million in SBA debentures.

        Realized and unrealized gain (loss) on investments:   Realized and unrealized gain (loss) on investments changed from a gain of $90,000 during the three months ended September 30, 1998 to a gain of $192,000 during the three months ended September 30, 1999. During the three months ended September 30, 1998 the Company recorded $140,000 in unrealized gains as compared to $200,000 in unrealized gains recognized during the three months ended September 30, 1999 resulting from decreased prepayment speeds during both periods. The Company also recognized $50,000 of loan valuation losses and loans written-off during the three months ended September 30, 1998, compared to $8,000 during the three months ended September 30, 1999.

Cash Flow Analysis

        The Company generated $3,695,000 and $9,179,000 from operating activities during the nine months ended September 30, 1999 and 1998, respectively. The decrease is primarily related to the funding of loans held for sale. Included in cash flows from operating activities is the portion of the lending activity of First Western relating to the sale of the government guaranteed portion of the SBA 7(a) Program loans originated into the secondary market

(“Government Guaranteed Lending”). During the nine months ended September 30, 1999 and 1998, the Company had a net use of cash of $3,181,000 and a net source of cash of $2,532,000 respectively, from Government Guaranteed Lending activities representing a decrease in source of funds of $5,713,000. The primary source of the Company’s funds is net income. The source of funds from net income is adjusted primarily by the gain recognized from the sale of assets, the equity in the income of unconsolidated subsidiaries, the change in other assets and liabilities and First Western’s lending activities. The net operating income and unrealized gain (loss) on investments adjusted for the change in unrealized depreciation on investments and loans written-off and the gain (loss) on sale of assets was $8,427,000 for the nine months ended September 30, 1999, compared to $10,222,000 during the nine months ended September 30, 1998, which represents a $1,795,000 (18%) decrease. The primary reasons for this decrease was the fees generated during June 1998 of $631,000 by PMC Advisers and a reduction in interest income of approximately $1,000,000 due to the loan sales in November 1998 and June 1999. In addition, during the nine months ended September 30, 1999 and 1998, the Company had a net source of cash of $1,388,000 and a net use of cash of $2,044,000, respectively, from the change in operating assets and liabilities.

        The Company used $30,302,000 and $12,665,000 from investing activities during the nine months ended September 30, 1999 and 1998, respectively. The Company increased its use of funds relating to loan activity from a net use of funds of $14,700,000 during the nine months ended September 30, 1998 to a net use of funds of $33,332,000 during the nine months ended September 30, 1999. This increase of approximately $18.6 million was due to an increase in loans funded of approximately $14.1 million when comparing the nine months ended September 30, 1999 to the nine months ended September 30, 1998. Principal collected decreased by approximately $4.5 million from approximately $18.5 million during the nine months ended September 30, 1998 to approximately $14.0 million during the nine months ended September 30, 1999. The Company also had a net use of cash of approximately $1.8 million related to the investment in the 1999 Partnership during June 1999.

        The Company had a net source of cash of $45,910,000 and a net use of cash of $10,554,000 from financing activities during the nine months ended September 30, 1999 and 1998, respectively. The primary reason for the change in source of funds by $56,464,000 was the receipt of approximately $55 million in proceeds from the 1999 Partnership related to the sale of loans to the 1999 Partnership and the issuance by the 1999 Partnership of notes payable. Dividends paid on common stock during the nine months ended September 30, 1999 were $8,872,000 as compared to $11,128,000 during the nine months ended September 30, 1998, a decrease of $2,256,000 (20%). The Company also had a decrease in funds received from the issuance of common stock of $2,257,000 due to the curtailment of the cash portion of the Company’s dividend reinvestment plan during 1998 and the utilization of the market purchase option for plan purchases. Under the market purchase option, the Company does not receive any of the proceeds from plan participants. In addition, the Company repaid $3,500,000 and $1,500,000 in SBA debenture debentures during the nine months ended September 30, 1999 and 1998, respectively, and the Company issued $3,333,000 in senior notes during July 1999.

Liquidity and Capital Resources

        Sources and uses of funds:  As a regulated investment company, pursuant to the Internal Revenue Code of 1986, the Company is required to pay out substantially all of its net investment company taxable income to the common shareholders (see “Dividends”). Consequently, the Company must procure funds from sources other than earnings in order to meet its capital requirements. In addition, as a business development company (“BDC”), the Company is generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict its ability to borrow in certain circumstances.

        The primary use of the Company’s funds is to originate loans. The Company also expends funds for payment of (i) dividends to shareholders, (ii) principal due on borrowings, (iii) interest and related financing costs, (iv) general and administrative expenses, (v) capital expenditures and (vi) advances on loan liquidations.

        Historically, the Company’s primary sources of capital and liquidity have been debentures issued through programs of the SBA,private and public issuances of common stock, the issuance of senior unsecured medium-term notes, the structured and sale of a portion of its loan portfolio and the utilization of its short-term, unsecured revolving credit facility. During 1998, the Company completed a structured sale of its variable-rate loans primarily originated as part of the Prime Lending Program. During 1999, the Company completed a structured sale of a pool of fixed-rate loans. Prospectively, in order to generate growth in the size of its investment portfolio, the Company will continually review the need for obtaining additional funds from: (i) securitization and sale of a portion of the loan portfolio, (ii)

borrowings under its credit facility, (iii) medium-term debt offerings and/or (iv) equity offerings. To the extent funds are necessary to originate loans , it is anticipated that during the remainder of the year ending December 31, 1999 the Company will utilize its cash and cash equivalents on hand and the proceeds from principal payments on loans and, if necessary, rely on its revolving credit facility and the issuance of SBA debentures. During July 1999, $6.7 million in senior unsecured notes were refinanced at maturity and $3.3 million in additional funds were received. The new $10.0 million in notes mature in July 2005 with an interest rate of 7.44%. In addition, the Company repaid $3.5 million in SBA debentures at maturity in September 1999 and an additional $650,000 in SBA debentures will mature during December 1999. The SBA debentures due in December are expected to be refinanced at maturity through the issuance of new SBA debentures. The SBA has issued a commitment to Western Financial and PMCIC to provide guaranties on $11.5 million in future debentures. It is anticipated that this commitment will be utilized for the “roll-over” of debentures during the remainder of 1999 and the year ending December 31, 2000. Management believes that these financing sources will enable the Company to generate funds sufficient to meet both its short-term and long-term capital needs.

        Recent Transactions:  On June 3, 1999, the 1999 Partnership, a Delaware limited partnership, completed a structured sale of a pool of fixed-rate loans through a private placement (the “1999 Private Placement”) of approximately $55.6 million of its 1999 Loan-Backed Fixed Rate Notes (the “1999 Notes”). The 1999 Notes were issued at par and have a stated maturity of July 2024. The 1999 Notes were issued with an interest rate of 6.60% and were originally collateralized by approximately $60 million of loans contributed by PMC Capital to the 1999 Partnership. In connection with the 1999 Private Placement, the 1999 Notes were given a rating of “Aaa” by Moody’s Investors Service. The terms of the 1999 Notes provide that the partners of the 1999 Partnership are not liable for any payments on the 1999 Notes. Accordingly, if the 1999 Partnership fails to pay the 1999 Notes, the sole recourse of the holders of the 1999 Notes is against the assets of the 1999 Partnership. The Company, therefore, has no obligation to pay the 1999 Notes, nor do the holders of the 1999 Notes have any recourse against the assets of the Company. The net proceeds from the issuance of the 1999 Notes (approximately $55.6 million prior to payment of issuance costs of approximately $500,000 and the funding of approximately $1.8 million for a reserve fund held by the trustee as collateral) were distributed to PMC Capital. PMC Capital Corp. 1999-1 was formed in June 1999 to act as the general partner of the 1999 Partnership and owns a 1% general partnership interest in the 1999 Partnership. PMC Capital owns a 99% limited partnership interest in the 1999 Partnership. PMC Capital is the servicer for all loans held by the 1999 Partnership.

        Commitments:  Loan commitments outstanding at September 30, 1999 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $74 million. Of these commitments, $23.7 million were for loans partially guaranteed by the SBA of which approximately $18.5 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of the Company’s business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

        Revolving credit facility:  PMC Capital has a $15 million revolving credit facility which expires in March 2000. At September 30, 1999, the Company had no borrowings outstanding under this revolving credit facility, and had availability of $15 million. Advances pursuant to the credit facility bear interest at the Company’s option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires the Company to meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to senior debt (as defined in the credit facility) will not fall below 135%. At September 30, 1999 the Company was in compliance with all covenants of this facility.

        SBA debentures:  Due to changes in the SBIC program increasing the cost and availability of SBA debentures, the Company had been utilizing other sources of funds to expand its loan portfolio. The cost and terms of these other sources of funds are not as favorable as those historically achieved on SBA debentures and SSBIC preferred stock; however, the Company had been able to issue debt through private placement of notes and generate working capital through the securitization and sale of a portion of its portfolio at rates generally better than available through the issuance of SBA debentures under the relative terms in existence during the first half of 1998. As the cost of funds through the issuance of asset-backed securities increased during the latter half of 1998, the Company determined that the cost of debentures through the SBIC program was potentially more cost effective. As a result, the Company applied for and was approved by the SBA for the issuance of up to $11.5 million in SBA debentures. It is anticipated that $650,000 of these debentures will be issued to “roll-over” debentures which mature during the fourth quarter of the year ended December 31, 1999 and the remainder will be utilized to “roll-over” the Company’s SBA debentures which mature in 2000.

        Investment Company Act requirements:  PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by the Company from the Securities and Exchange Commission.

        Dividends:  PMC Capital has historically paid 100% of its investment company taxable income and not paid any return of capital. There are certain timing differences between book and tax income, most notably the recognition of commitment fees received and the recognition of income relating to the 1998 and 1999 structured sale of loans. A portion of dividends paid during 1998 pertained to earnings in 1997 including the effect of the gain from a securitization and sale of certain loans originated by First Western completed in December 1997 (these amounts being referred to as the “Carry-Forward Amounts”). As a result of these timing differences and the Carry-Forward Amounts, the payment and amount of dividends does not necessarily coincide with the Company’s earnings. The Company utilized a substantial portion of its Carry-Forward Amounts during 1998 to pay dividends. The Company anticipates based on past operations and current business trends that the dividend will be $0.25 per share, per quarter through the end of the year 2000. Each of the dividends paid during 1999 were $0.25 per share. The Company’s Board of Directors may amend this stabilized dividend policy as warranted by actual and/or anticipated earnings.

The most significant timing difference between investment company taxable income and book earnings is the effect of certain securitization transactions. A reconciliation of net income to the net income of the Company before the effect of securitization transactions is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	1999	1998	1999	1998

	(In thousands)

Net income	$2,950	$3,459	$10,710	$10,082
Less: Gains from securitization

transactions	-	-	(2,564)	-
Plus (Less): Change in valuation of

securitized assets	(200)	(140)	54	(145)

Plus: Cash flow from securitized assets	567	-	1,008	-
Less: Income recognized on interest-only

strip receivable	(146)	-	(267)	-

Net income before the effect of

securitization transactions	$3,171	$3,319	$8,941	$9,937

Year 2000 Compliance Update

        The Year 2000 issue concerns the potential impact of historic computer software code that only utilized two digits to represent the calendar year (e.g. “98” for “1998”). Software so developed, and not corrected, could produce inaccurate or unpredictable results commencing January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Company, similar to most financial services providers, is subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts to the Company may arise from software, computer hardware, and other equipment both within the Company’s direct control and outside of the Company’s ownership, yet with which the Company electronically or operationally interfaces. Regulators have focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification is being addressed as a key safety and soundness issue in conjunction with these regulatory concerns.

        During 1998, the Company formed an internal review team to address, identify and resolve any Year 2000 issues that encompasses operating and administrative areas of the Company. In addition, executive management monitors the status of the Company’s Year 2000 remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in the Company’s servicing processes. In addition, the Company is engaged in assessing the Year 2000 issue with significant suppliers.

        The Company used internal resources to test the software for Year 2000 modifications. The Company has substantially completed its Year 2000 assessment and re-mediation. In addition, the Company has initiated and substantially completed formal communications with its significant suppliers to determine the extent to which the Company is vulnerable to those third parties’ failure to re-mediate their own Year 2000 issues. The total project cost was not considered to be material. The majority of the project cost was attributable to employee time necessary to test the present system and to meet future industry requirements and has accordingly been expensed. To date, the Company has installed new personal computer terminals at a cost of approximately $25,000 which was not related to any specific Year 2000 concern. The costs of the project, the percentage completed to date and the date on which the Company plans to fully complete its Year 2000 assessment and re-mediation are partially based on management’s estimates, which were derived utilizing assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates are accurate or future estimates will be achieved and actual results could differ significantly from those plans. Specific factors that might cause differences from management’s estimates include, but are not limited to, completion by third parties of their Year 2000 evaluations and their required modifications. Management believes that the Company is devoting the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

Fluctuations In Quarterly Results

        The Company’s quarterly operating results will fluctuate based on a number of factors. These include, among others, the completion of a securitization transaction in a particular calendar quarter, the interest rates on the securities issued in connection with its securitization transactions, the volume of loans originated by the Company, the timing of prepayment of loans, changes in and the timing of the recognition of realized and unrealized gains or losses on investments, the degree to which the Company encounters competition in its markets and general economic conditions. As a result of these factors, results for any one quarter should not be relied upon as being indicative of performance in future quarters.

Impact of Inflation

        The Company does not believe that inflation materially affects its business other than the impact that it may have on the securities markets, the valuation of collateral underlying the loans and the relationship of the valuations to underlying earnings. Those could all influence the value of the Company’s investments.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

        This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified both in this Form 10-Q and in the Company’s Form 10-K for the fiscal year ended December 31, 1998. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Item 3.

Quantitative and qualitative disclosures about market risk

The Company is subject to market risk associated with changes in interest rates.

The Company’s balance sheet consists of two items subject to interest rate risk. First, a majority of the Company’s investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. In addition, changes in market interest rates have not typically been a significant factor in the board of directors’ determination of fair value of these loans. However, a significant rise in interest rates (greater than 2% for long-term lending rates) may cause the Board of Directors to revalue the Company’s loan portfolio which may result in a material devaluation of the Company’s loan portfolio. The amount of such revaluation can not be quantified at this time since it involves “marking to market” the loan portfolio which is a procedure involving various factors depending upon then existing market conditions. Significant reductions in interest rates, however, can prompt increased prepayments of the Company’s loans, resulting in possible decreases in long-term revenues due to the re-lending of the prepayment proceeds at lower interest rates. Second, the Company’s liabilities consist of debt payable to the SBA and the Company’s senior unsecured debt. The SBA debentures and the senior unsecured debt are payable at fixed rates of interest, so changes in interest rates do not affect the Company’s interest expense.

PART II

Other Information

ITEM 4.  Submission of Matters to a Vote of Security Holders

        None

ITEM 6.  Exhibits and Reports on Form 8-K

A. Exhibits
None

B. Reports on Form 8-K
No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date: 11/15/99	/s/ Lance B. Rosemore ----------------------------------------------------- Lance B. Rosemore President

Date: 11/15/99	/s/ Barry N. Berlin ----------------------------------------------------- Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)

EXHIBIT

INDEX

Exhibit
Number	Description

27	- Financial Data Schedule