Form 10-K405
period 1999-12-31
PMC CAPITAL INC
filed 2000-03-29
CIK 722571

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From          to         .

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

Common stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  NO  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on February 29, 2000 as reported on the American Stock Exchange, was approximately $77 million. Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2000, the Registrant had 11,829,116 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 17, 2000 are incorporated by reference into Part III.

PMC Capital, Inc.

Form 10-K
For the Year Ended December 31, 1999

ITEM			PAGE

PART I

1	.	Business	1
2	.	Properties	15
3	.	Legal Proceedings	15
4	.	Submission of Matters to a Vote of Security Holders	15

PART II

5	.	Market for the Registrant’s Common Stock and Related Shareholder Matters	16
6	.	Selected Consolidated Financial Data	17
7	.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
7	A.	Quantitative and Qualitative Disclosures about Market Risk	30
8	.	Consolidated Financial Statements and Supplementary Data	30
9	.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	30

PART III

10	.	Directors and Executive Officers of the Registrant	31
11	.	Executive Compensation	31
12	.	Security Ownership of Certain Beneficial Owners and Management	31
13	.	Certain Relationships and Related Transactions	31

PART IV

14	.	Exhibits, Financial Statements, Schedules and Reports on Form 8-K	32
Signatures			33
Financial Statements			F-1
Exhibits			E-1

PART I

Item 1.    BUSINESS

GENERAL

     Overview

     PMC Capital, Inc., a Florida corporation, is a diversified closed-end management investment company that has elected to operate as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The common stock of PMC Capital, Inc. (the “Common Stock”) is traded on the American Stock Exchange under the symbol “PMC.” PMC Capital, Inc. has elected to be taxed as a regulated investment company and thus distributes substantially all its taxable income as dividends to its shareholders, thereby incurring no Federal income tax liability on such income.

     PMC Capital, Inc. (“PMC Capital” or “PMC,” and together with its subsidiaries, the “Company,” “we” or “our”) is a national lender to small businesses either directly or through its three principal subsidiaries. These lending subsidiaries are First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. Our investment objective is to achieve current income that is available to pay out to shareholders in the form of quarterly dividends. We have a fundamental policy with respect to loan concentration that requires us to be greater than 25% concentrated in the lodging industry. We also have originated loans for convenience stores and gas stations, medical professionals, restaurants, service providers, retail stores, commercial real estate and others. During the years ended December 31, 1999 and 1998, we funded $84.3 million and $66.4 million in loans, respectively, and at December 31, 1999, our investment portfolio consisted of $106.2 million representing 299 loans in 40 states.

     We operate under several licenses from the Small Business Administration (the “SBA”). Our wholly-owned subsidiary, First Western, is licensed as a small business lending company (“SBLC”) that originates loans through the SBA’s 7(a) Guaranteed Loan Program. PMCIC is a licensed specialized small business investment company (“SSBIC”) under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under the regulations of the SBA. Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides loans to borrowers whether or not they qualify as “disadvantaged.”

     We primarily originate loans to individuals and small business concerns in the limited service sector of the lodging industry. We also target the convenience store and gas station, medical, food service, service, retail and commercial real estate industries. We are a national lender that primarily lends to businesses in the southwest and southeast regions of the United States. A majority of our loans in the lodging industry are secured by limited service hospitality properties and are generally to owner-operated facilities operating under national franchises. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated businesses.

     Advisory Services

     In addition to our lending operations, we earn revenue through our investment advisor subsidiary, PMC Advisers, Ltd. (“PMC Advisers”), which evaluates and services loans and other investment alternatives pursuant to a fee arrangement with PMC Commercial Trust (“PMC Commercial”). PMC Commercial, our affiliate, is a real estate investment trust. The executive officers of PMC Capital are also the executive officers of PMC Commercial. PMC Advisers provides these investment advisory services to PMC Commercial pursuant to investment management agreements (the “Investment Management Agreements”) entered into between PMC Capital, PMC Advisers and PMC Commercial. As the investment advisor for PMC Commercial, PMC Advisers has earned $2.3 million, $2.6 million and $1.6 million in advisory fees during the years ended December 31, 1999, 1998 and 1997, respectively.

     PMC Commercial provides loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set for our SBA approved loan programs. As a result, we generally pursue different prospective borrowers than PMC Commercial. In order to further mitigate the potential for conflicts of interest, PMC Commercial, PMC Capital and PMC Advisers have entered into a loan origination agreement (the “Loan Origination Agreement”). Pursuant to the Loan Origination Agreement, loans that are greater than $1.1 million that meet PMC Commercial’s underwriting criteria are first presented to PMC Commercial for funding. If PMC Commercial does not have available funds, we may originate those lending opportunities as long as they meet our lending criteria. The fee of PMC Advisers is primarily based on the value of PMC Commercial’s assets. As a result, any increases in the dollar amount of PMC Commercial’s assets will benefit PMC Advisers, and PMC Advisers will have a potential conflict in determining whether to advise PMC Commercial to acquire assets or write down the value of any assets. In order to mitigate the risk to PMC Commercial from increasing its asset base through leveraged transactions, the Investment Management Agreements provide PMC Advisers with a reduced fee for any loans originated through additional borrowings.

     SBA 7(a) Lending Program

     Under the SBA 7(a) program, we primarily originate senior secured, variable-rate loans that are partially guaranteed by the SBA through our subsidiary, First Western. Our SBA 7(a) loans are primarily provided to small businesses for the purpose of acquiring real estate. We also lend money to business start-ups for purposes of leasehold improvements, or purchasing machinery and equipment, among other things. The loans are secured by a mortgage or other liens on the assets of the borrower. In all cases, the owners of the business must personally guarantee the repayment of the loan.

     Our SBA 7(a) loans will typically range in size from $100,000 to $1.4 million. Over 99% of our SBA 7(a) portfolio had variable interest rates as of December 31, 1999. Pricing on our SBA 7(a) loans is generally a spread over the prime rate ranging from 1.00% to 2.75%, which is adjusted on a quarterly basis. These loans are fully amortizing and payable in equal monthly installments of principal and interest, primarily due on the first day of the month following the month in which the loan is fully funded.

     The number and dollar volume of loans originated by First Western under the SBA 7(a) program decreased during 1998 and the early part of 1999. The factors that contributed to this decrease included:

1.	An increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) program.
2.	Increased competition to originate SBA 7(a) program loans from other SBA 7(a) program lenders.
3.	An increase in competition from alternative loan products. These other products often provide prospective borrowers that we target with fixed interest rates at less than the floating interest rates available through the SBA 7(a) program.

     Accordingly, as SBA 7(a) program funding decreased, the premiums earned on the sales of the government guaranteed portions of these loans were significantly reduced from prior years. In addition, due to the high rate of prepayments experienced in our most concentrated industry, the limited service hospitality industry, purchasers of the guaranteed portion of our SBA 7(a) loans significantly decreased the premium which they paid for these types of assets.

     Commencing in early 1999, we refocused our marketing effort to emphasize loan originations under the SBA 7(a) program. As a result of this increased marketing effort for SBA 7(a) lending, revenues generated from the sales of the guaranteed portion of the SBA 7(a) program loans increased during the latter half of 1999. We believe, based on presently outstanding commitments to fund loans, that this positive trend will continue.

     Commercial Mortgage Loans

     We originate mortgage loans to small businesses primarily secured by commercial real estate. We believe that we successfully compete in the commercial real estate finance market due to our understanding of the borrowers business and the flexible loan terms that we offer. We use an “intrinsic value” approach to assess new commercial mortgage loans, which requires an analysis of the replacement cost of the collateral and an analysis of local market conditions. We also consider the underlying cash flow of the real estate tenant or owner-occupant as well as the more traditional real estate loan underwriting criteria.

     We generally price new fixed rate commercial mortgage loans based on a fixed spread ranging from 3.5% to 4.3% over the ten-year U.S. Treasury rates. During 1998 and 1999, commercial lending competition increased. The result was that the spreads charged by commercial real estate lenders in the marketplace narrowed. Accordingly, our net spread over treasury rates declined. At December 31, 1999, 70% of our portfolio of commercial mortgage loans carried a fixed interest rate, and 30% carried a floating interest rate based on the prime rate. Our fixed interest rate loans primarily require level payments of principal and interest calculated to amortize the principal on a ten to 25-year basis. Sometimes the loans with less than a 25 year maturity have a balloon payment at maturity. Our variable interest rate loans require payments of principal and interest, reset on a quarterly basis, to fully amortize the loan over its life.

     Our primary competition comes from banks, financial institutions and other lending companies. Additionally, there are lending programs that have been established by national franchisers in the lodging industry. Some of these competitors have greater financial and larger managerial resources than we have. Competition has increased as the financial strength of the banking and thrift industries improved. In management’s opinion, there continues to be an increasing amount of competitive lending activity at advance rates and interest rates which are considerably more aggressive than those that we offer. In order to maintain a quality portfolio, we will continue to adhere to our historical underwriting criteria, and as a result, some loan origination opportunities will not be funded by us. We believe that we compete effectively with the other lending companies on the basis of our reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

     The following table contains data for our loan portfolio, broken down by subsidiary:

			Western
	PMCIC		Financial		First Western		PMC

	1999	1998	1999	1998	1999	1998	1999	1998

	(In millions, except interest rates)

As of December 31:
Retained principal outstanding	$37.2	$43.2	$11.2	$21.2	$16.9	$8.9	$41.0	$43.4

Weighted average interest rate	10.4%	10.5%	10.6%	10.4%	10.4%	10.4%	9.5%	9.3%

Dollars past due greater than 60 days	$0.1	$0.7	$0.4	$0.1	$0.3	$0.3	$-	$0.5

For the year ended December 31:

Loan originations	$15.4	$14.1	$7.7	$12.0	$27.6	$10.6	$33.6	$29.7

Loan losses	$-	$0.4	$0.1	$-	$0.1	$-	$-	$-

     Non-Investment Company Act Subsidiaries

     PMC Capital is either directly or indirectly the sole shareholder or partner of several non-investment company subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary (collectively, “PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); and several special purpose entities (the “Limited Partnerships” as defined below) established to facilitate loan securitizations. Our consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding, and the Limited Partnerships which are accounted for by the equity method of accounting in conformity with the requirements of Federal securities laws.

     For a description of the operations of PMC Advisers, see “Advisory Services.” For a description of the operations of the Limited Partnerships, see “Securitization and Structured Financing Programs.” PMC Funding is a Florida corporation that holds certain equity assets on our behalf. PMC Capital is the sole shareholder of PMC Funding. Operations from PMC Funding consist of income generated from the construction and sale of property and the operation of properties acquired as part of liquidating some of our loans.

     Securitization and Structured Financing Programs

     We have sold portions of our loan portfolio into special purpose entities to generate cash proceeds. These proceeds have been used to fund additional loans. These types of loan sales are commonly referred to as securitizations or structured loan sales and are either sold to purchasers (for a securitization) or notes payable are issued (for a structured financing) in the asset backed securities market. Further, gains on these sales generated by our securitizations or structured loan sales represent a material portion of our revenues in the period in which these transactions occur. The gains on structured loan sales cause timing differences between our net income in accordance with generally accepted accounting principles (“GAAP”) and our investment company taxable income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Dividends.”

     Any delay in the sale of our loans beyond a quarter-end or year-end would delay the gain on sale in the given quarter or year and will have a negative impact on reported earnings for such quarter or year in which the delay occurred. Since we rely on securitizations or structured loan sales as a source of operating capital to fund new loan originations, any adverse changes in our ability to complete these types of transactions including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to originate and sell loans.

     Problems in the asset backed securities market could affect our ability to complete a securitization on a timely basis or may cause us to sell the loans on unfavorable terms. The unfavorable terms could consist of any of the following:

•	increased interest rates,

•	more cash reserve requirements, or

•	a requirement that we hold larger subordinated portions of loans.

Each of the items described above would have a negative impact on our net income. While market conditions have subsequently improved, during the latter half of 1998 the liquidity of the asset-backed securities market was significantly impacted by several factors. Several publications identified the global financial crisis in overseas currencies coupled with the potential for a recession in the United States as a cause for investors in the type of asset-backed securities that we place to widen the “spreads” they require in order to purchase asset-backed securities. During November 1998, we completed a sale of loans under these less than ideal market conditions, and the interest rate that we paid for the notes of the special purpose entity was negatively impacted by those market conditions. As a result, we recognized less profit on our loan sale in November 1998 than would have been attainable in previous periods.

     We retain a portion of the default and prepayment risk associated with the loan portfolio that we sell in the asset-backed securities market. The gain is calculated based on the present value of estimated future excess cash flows that we anticipate will be received from the sold loans which is calculated based on management’s assumptions concerning, among other things, anticipated defaults and loan losses and anticipated prepayment speeds. Accordingly, the gain recognized on these loan sales is a non-cash item. This part of the gain, called an interest-only strip receivable, is identified as an asset on our balance sheet. The value of the interest-only strip receivable can be affected by any of the following:

•	Any losses or prepayments on our sold loans will have a negative effect on our future cash flows.
•	Actual defaults and prepayments may vary from our assumptions, possibly to a material degree.
•	Faster than anticipated prepayments of principal or loan losses will decrease the fair value attributed to the interest-only strip receivable.
•	Slower than anticipated prepayments of principal or loan losses will increase the fair value attributed to the interest-only strip receivable.
•	The effect on our yield due to principal prepayments on the sold loans occurring at a rate that is faster (or slower) than the rate anticipated in the period immediately following the completion of the securitization will not be entirely offset by a subsequent like reduction (or increase) in the rate of principal payments.

     The weighted average lives of the underlying securitized loans will also be affected by the amount and timing of delinquencies, defaults and recoveries, if any, on defaulted underlying securitized loans. In addition, we are required to deposit substantial amounts of the cash flows generated by our interests in our securitizations (“restricted cash”) into spread accounts which are pledged to the security holders.

     We regularly measure our default, prepayment and other assumptions against the actual performance of securitized receivables and the guaranteed portion of loans sold. If we were to determine, as a result of such regular review or otherwise, that we underestimated (or overestimated) defaults and/or prepayments, or that any other material assumptions were inaccurate, we would adjust the carrying value of our interest-only strip receivable by making a charge (credit) to income and adjusting the carrying value of the interest-only strip receivable on our balance sheet.

     During 1999, as a result of prepayment speeds exceeding our expectations, we recorded a net realized and unrealized loss of $0.5 million on our interest-only strip receivables. During 1998, the prepayment speeds exceeding our expectations was more than offset by better than anticipated loss rates on the portfolios. As a result, during the year ended December 31, 1998 we recorded a net unrealized gain and corresponding reduction in the valuation allowance of $0.1 million on the interest-only strip receivables. During 1999, as a result of the significant amount of loans which prepaid, the present value of the cash flows expected to be received on First Western loans sold in the secondary market, using a risk-free rate of return, is less than the amortized cost of the related interest-only strip receivable. Valuation losses of $1.3 million have previously been reflected in our income statement as unrealized losses. During the period when the present value of the cash flows is less than the amortized cost, we recognize the valuation as realized with a corresponding reduction in the unrealized valuation loss. The net unrealized gain on the interest-only strip receivables was $0.6 million at December 31, 1999 and the net unrealized loss was $0.2 million at December 31, 1998. Although we believe that we have made reasonable assumptions as to the future cash flows of the various pools of loans that have been sold in securitization or structured finance transactions, actual rates of default or prepayment may differ from those assumed and other assumptions may be required to be revised based upon future events. We are required to enter into agreements (the “Credit Enhancement Agreements”) that govern the assets and the flow of funds in and out of the related Limited Partnership or trust formed as part of the securitization or structured loan sale. Generally, the Credit Enhancement Agreements contain specified limits on the delinquency, default and loss rates on the receivables included in each trust or limited partnership. If, at any measurement date, the delinquency, default or loss rate with respect to any trust or Limited Partnership were to exceed the specified limits, provisions of the Credit Enhancement Agreement would automatically increase the level of credit enhancement requirements for that trust or Limited Partnership. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would reduce our cash flow. We have never had a reduction of cash flow as a result of any of the provisions of our securitizations or structured financings.

     In connection with our structured loan sales we have formed the Limited Partnerships as special purpose entities to hold the loans sold and issue notes payable secured by the loans. The Limited Partnerships consist of:

•	PMC Capital Limited Partnership (the “1996 Partnership”) and its related general partner and trust;

•	PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and its related general partner; and

•	PMC Capital, L.P. 1999-1 (the “1999 Partnership”) and its related general partner.

     The terms of the notes payable issued by the Limited Partnerships provide that the owners of these special purpose entities are not liable for any payments on the notes. Accordingly, if the special purpose entities fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the special purpose entities. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. PMC Capital is either directly or indirectly the sole owner of the special purpose entities and is the servicer for all loans held by the special purpose entities. Data relating to our completed securitizations is as follows:

	FW(1)		PMC(2)

	1994	1997	1996	1998	1999

	(Dollars in millions)

Dollar amount of loans sold	$26.4	$22.8	$45.7	$43.1	$60.3

Portfolio as of December 31, 1999	$ 3.9	$10.7	$14.2	$39.5	$57.5

Weighted average interest rate:

- At time of sale	P+2.66%	P+2.48%	11.52%	P+1.26%	9.59%

- At December 31, 1999	P+2.68%	P+2.37%	11.23%	P+1.20%	9.59%

Cost of funds on the
notes/certificates	P-1.25%	P-1.90%	6.72%	P-1.00%	6.60%

Subordinated interest
retained(%)(3)	6.0%	7.0%	12.0%	10.5%	8.0%

Rating agency	Moody’s	Moody’s	Moody’s	Moody’s	Moody’s

Rating of certificates/notes	“Aaa”	“Aaa”/“A”(3)	“Aa”	“Aaa”	“Aaa”

Cash reserve requirement(%)	5.0%	8.0%	5.0%	8.0%	6.0%

(1)	First Western securitization transactions during the year indicated.
(2)	PMC Capital, Western Financial and PMCIC structured loan sales during the year indicated.
(3)	The transaction had both the primary and subordinated portion of the transaction rated and sold.

REGULATORY OVERVIEW

     Business Development Company

     In 1994, PMC Capital elected to become a business development company (“BDC”) rather than a registered investment company under the 1940 Act. BDCs must register their shares under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Exchange Act’s periodic reporting requirements rather than the 1940 Act’s reporting requirements. Companies having securities registered under the Exchange Act, such as PMC Capital, must file quarterly rather than semi-annual financial reports. BDCs have greater operating flexibility relating to capital structure, portfolio diversification, transactions with downstream affiliates, executive stock options and the frequency which they may make distributions from capital gains, that may be greater than that available to registered investment companies. A business development company is a unique kind of investment company that focuses on investing in or lending to small private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in growing small businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the benefits, if any, of investing in privately owned companies. As a BDC, we may not acquire any asset other than “Qualifying Assets” unless, at the time we make the acquisition, our Qualifying Assets represent at least 70% of the value of our total assets (the “70% test”). The principal categories of Qualifying Assets relevant to our business are:

(1)	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that:

a.	is organized and has its principal place of business in the United States,
b.	is not an investment company other than an SBIC wholly owned by a BDC (our investments in PMCIC and Western Financial are Qualifying Assets), and
c.	does not have any class of publicly traded securities with respect to which a broker may extend margin credit;

(2)	Securities received in exchange for or distributed with respect to securities described in (1) above or pursuant to the exercise of options, warrants, or rights relating to such securities; and
(3)	Cash, cash items, government securities, or high quality debt securities (within the meaning of the 1940 Act), maturing in one year or less from the time of investment.

     To include certain securities described above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, or making loans to a portfolio company. We will provide managerial assistance on a continuing basis to any portfolio company that requests it, whether or not difficulties are perceived. As a BDC, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. This limitation is not applicable to borrowings by our SBIC or SBLC subsidiaries, and therefore any borrowings by these subsidiaries are not included in this asset coverage test. See “Risk Factors.” We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act. Since we made our BDC election, we have not made any substantial change in the nature of our business.

     Regulated Investment Company (“RIC”)

     Our status as a RIC enables us to avoid the cost of Federal and state taxation and, as a result, achieve pre-tax investment returns. We believe that this tax advantage enables us to achieve strong equity returns without having to aggressively leverage our balance sheet. In order to qualify as a RIC, we must, among other things:

(1)	Derive at least 90% of our gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to its business of investing in such stock or securities;

(2)	Diversify our holdings so that

i.	at least 50% of the value of our assets consists of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer, and

ii.	no more than 25% of the value of our assets are invested in securities of one issuer (other than U.S. government securities or securities of other RICs), or of two or more issuers that are controlled by the Company; and

(3)	Distribute at least 90% of our “investment company taxable income” each tax year to the shareholders. In addition, if a RIC distributes in a timely manner (or treats as “deemed distributed”) 98% of its capital gain net income for each one year period ending on October 31 and distributes 98% of its ordinary income for each calendar year, it will not be subject to the 4% nondeductible federal excise tax on certain undistributed income of RICs.

     Fundamental and Other Policies of PMC and Its Subsidiaries

     As part of being a BDC, we are required to establish a core set of fundamental policies. PMC Capital and each of its investment company subsidiaries have designated certain investment policies as “fundamental policies,” which may only be changed with the approval of the holders of PMC Capital’s common stock as described below.

     The following investment policies of PMC Capital and its investment company subsidiaries are fundamental policies and may not be changed without the approval of the lesser of more than 50% of PMC Capital’s outstanding voting securities, or more of PMC Capital’s voting securities present at a meeting of security holders at which a quorum is present. Our Board of Directors may change other investment policies of PMC Capital at any time.

1)	The Company will not purchase or sell commodities or commodity contracts.

2)	The Company will not engage in short sales, purchase securities on margin or trade in contracts commonly called puts or calls or in combinations thereof, except that it may acquire warrants, options or other rights to subscribe to or sell securities in furtherance of its investment objectives.

3)	The Company will not underwrite securities of other issuers, except that it may acquire portfolio securities under circumstances where, if sold, the Company might be deemed an underwriter for purposes of the Securities Act of 1933. The Company may purchase “restricted securities” as to which there are substantial restrictions on resale under the Securities Act of 1933.

4)	The Company will not purchase any securities of a company if any of the directors or officers of the Company owns more than 0.5% of such company and such persons owning more than 0.5% together own 5% or more of the shares of such company.

5)	The Company may issue senior securities in the form of debentures, reverse repurchase agreements and preferred stock and may borrow monies from banks and other lenders, all on an unsecured basis. The 1940 Act limits the Company to the issuance of one class of senior debt securities and one class of senior equity securities (as such terms are defined in the 1940 Act).

6)	The Company will not invest more than 25% of its total assets in any one industry except in the lodging industry which may constitute 100% of the Company’s portfolio. The Company will invest at least 25% of its total assets in the lodging industry.

7)	The Company may invest in real estate development companies, may make real estate acquisition loans and real estate improvement loans and may further make other loans secured by real estate.

8)	The Company may make loans and purchase debt securities in furtherance of its investment objectives. The Company will not make loans to its officers, directors or other affiliated persons.

9)	PMCIC will perform the functions and conduct the activities contemplated under the SBIA, and will provide assistance solely to small business concerns which will contribute to a well-balanced national economy by facilitating ownership of such concerns by persons whose participation in the free enterprise system is hampered because of social or economic disadvantages. These fundamental policies of PMCIC may not be changed without the prior written consent of the SBA.

     As stated above, we have a fundamental policy regarding investment in the lodging industry. At December 31, 1999 and 1998, loans to businesses in the lodging industry comprised 55% and 61% of our total assets, respectively. There can be no assurance that we will continue to experience the positive results we have historically achieved from lending to the lodging industry or that market conditions will enable us to maintain or increase our level of loan concentration in this industry. Any economic factors that negatively impact this industry could have a material adverse effect on our business. Additionally, at December 31, 1999, loans to businesses located in Texas and Georgia comprised approximately 27% and 13% of our outstanding loan portfolio, respectively. A decline in economic conditions in any of these states may adversely affect us.

     Overview of SBA Regulations

     The lending operations of First Western, PMCIC and Western Financial are regulated by the SBA, which establishes, among other things, maximum interest rates that borrowers may be charged (which currently for PMCIC and Western Financial may not exceed the greater of 19% per annum or 11% above our cost of funds from the SBA) and minimum and maximum maturities for our loans (which generally range from four to 25 years). Borrowers must satisfy certain criteria established by the SBA to qualify for loans originated by us under SBA sponsored programs, including limitations on the net worth and net income of potential borrowers or alternative criteria that focus upon the number of employees of the borrower and its gross revenues. In addition, the SBA generally limits the aggregate amount of guaranties that can be provided to any single borrower and restricts the use to which the loan proceeds can be employed by the borrower. As part of the legislation approved by Congress in 1996, several increased costs were put into effect for new SBA debentures. A flat 3% “draw-down” fee replaced the 2% commitment fee and interest rates charged on newly issued SBA debentures increased by 100 basis points. As part of this legislation, the availability of 3% subsidized debentures and the right of the SBA to purchase preferred stock of an SSBIC were repealed. This legislative change has no effect on previously issued debentures or preferred stock of SSBICs including PMCIC.

     SBIC Regulations

     SBICs are authorized to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the most recent two fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the most recent two fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Both Western Financial and PMCIC provide long-term loans to qualifying small businesses. Western Financial and PMCIC are periodically examined and audited by the SBA staff to determine its compliance with SBIC regulations. Western Financial and PMCIC have the opportunity to sell to the SBA subordinated debentures with a maturity of up to ten years, up to an additional aggregate principal amount of $16 million based on PMCIC’s and Western Financial’s regulatory capital. This limit generally applies to all financial assistance provided by the SBA to any licensee and its “associates,” as that term is defined in SBA regulations. Historically, an SBIC was also eligible to sell preferred stock to the SBA. Western Financial and PMCIC have outstanding $35.6 million of subordinated debentures and PMCIC has $7.0 million of preferred stock investments from the SBA at December 31, 1999. Interest rates on the SBA debentures currently outstanding have a weighted average interest rate of 6.7%. At December 31, 1999, we had an outstanding commitment from the SBA to purchase up to $12.5 million in additional SBIC debentures. We anticipate that we will seek this additional financing during 2000.

     SBLC Regulations

     First Western is licensed to operate as an SBLC and is periodically examined and audited by the SBA staff for purposes of determining compliance with SBA regulations, including its participation in the SBA Preferred Lenders Program. See “SBA 7(a) Lending.”

     The SBA guarantees 75% of qualified loans over $100,000. While the eligibility requirements of the SBA 7(a) program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot exceed $5.0 million, (ii) liquid assets or real estate equity of the borrower and affiliates cannot exceed specified limits, and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $750,000. Maximum maturities for SBA 7(a) loans are 25 years for real estate and 15 years for the purchase of machinery and equipment.

RISK FACTORS

     Risks Associated with Forward-Looking Statements Included in this Form 10-K

     This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-K. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

     Fluctuations In Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors. These include, among others, the completion of a securitization or structured finance transaction in a particular calendar quarter, the interest rates on the securities issued in connection with its securitization or structured finance transactions, the volume of our loans originated, the timing of prepayment of loans, changes in and the timing of the recognition of realized and unrealized gains or losses on investments, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of future operating performance.

     Impact of Inflation

     In an inflationary environment, we can experience problems selling loans in a securitization or structured loan sale at a reasonable cost of funds and capital. A majority of loans in our presently outstanding portfolio have a fixed interest rate. Additionally, we may use our short-term credit facility that has a variable interest rate cost of funds and availability to $15 million for the origination of fixed interest rate loans. We anticipate that our working capital needs will call for the completion of a securitization or structured finance transaction sometime during the middle of the year ending December 31, 2000. If either U.S. Treasury rates were to increase sharply (over 1%) from present levels (approximately 6.5% for the 10-year U.S. Treasury) or spreads for asset backed securities similar to the type issued by us were to increase sharply (over 1%) from our estimate of present levels, we may not be able to complete a loan sale because of the reduction between the yield on our fixed interest rate loans and the interest needed to be paid to the purchasers. As a result, to the extent we have borrowed funds on our short-term credit facility to originate fixed interest rate loans, our cash flow and net spread will be reduced if short-term interest rates were to rise from present levels. At December 31, 1999 we did not have any balance borrowed on our short-term credit facility.

     Leverage

     We have borrowed funds and issued shares of preferred stock, and intend to borrow additional funds through advances on our revolving credit facility and through the issuance of notes payable or SBA debentures, if available. As a result, we are leveraged. The SBA and private lenders have fixed dollar claims on our assets superior to the claims of the holders of our common stock. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate or dividend payable on the funds obtained from either borrowings or the issuance of preferred stock would cause our net income and earnings per share to increase more than it would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than it would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness or meet our obligations in respect of any outstanding preferred stock on a timely basis, we may be required to dispose of assets at a time which we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets may adversely impact our results of operations.

     Interest Rate and Prepayment Risk

     As a result of the general downward trend in interest rates from 1997 through February 1999, we experienced an increase in the number and the dollar amount of prepaid loans. First Western’s loans (all variable interest rate) do not have prepayment penalties in accordance with SBA policy. On prepayments of fixed-rate loans, we received the immediate benefit of the prepayment charge; however, the proceeds from the prepayments were invested initially in temporary investments and have been re-loaned or committed to be re-loaned at lower rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The impact of the lower lending rates was partially offset by the reduced cost of our borrowings. Our net income is affected by the spread between the rate at which we borrow funds and the rate at which we loan these funds. PMC Capital, Western Financial and PMCIC have primarily originated fixed interest rate loans and the borrowed funds of these companies are typically long-term and at fixed interest rates. First Western originates variable interest rate loans and has utilized both advances from PMC Capital and the securitization and sale of its portfolio (transactions were completed in 1994 and 1997) to obtain funds necessary to originate loans. If the yield on loans originated by us with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, our cash flow will be reduced. During periods of changing interest rates, interest rate mismatches on our retained loans could negatively impact our net income, dividend yield and the market price of our common stock. Generally, the fixed-rate loans that we originate have prepayment penalties. If interest rates decline, we may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be re-loaned or invested at lower rates. As a result, these factors may impair our ability to maintain dividend distributions at existing levels.

     Risks of Lending To Small Businesses

     Our loan portfolio consists primarily of loans to small, privately owned companies. There is no publicly available information about these companies, and therefore we must rely on the due diligence of our employees to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by bank lenders. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including the downturn in its industry or negative economic conditions. A deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan. In addition, small businesses depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have a material adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need substantial additional capital to expand or compete. Such companies may also experience substantial changes in operating results and may have highly leveraged capital structures. These factors may have an impact on the ultimate recovery of our loans to such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

     Portfolio Valuation

     There is typically no public market or established trading market for the loans we originate. The illiquidity of most of our portfolio of loans may adversely affect our ability to dispose of such loans and securities at times when it may be advantageous for us to liquidate such investments. As a result, the valuation of the loans in our portfolio is subject to the estimate of our Board of Directors. Unlike traditional lenders, we do not establish general reserves for anticipated loan losses, but we adjust quarterly the valuation of our portfolio to reflect the estimate of our Board of Directors as to the current realizable value of the loan portfolio including specific reserves on problem loans. In the absence of a readily ascertainable market value, the estimated value of our portfolio of loans may differ significantly from the values that would be placed on the portfolio if a ready market for the loans existed. Any changes in estimated values are recorded in our statement of operations as “Net unrealized gains (losses) on investments.”

     Loss of Pass-Through Tax Treatment

     We qualify as a RIC under the Internal Revenue Code (the “Code”). If a company meets certain diversification and distribution requirements under the Code, it qualifies for pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements or if we ceased to qualify as a BDC under the 1940 Act. We are also subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a RIC would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

     Ongoing Need For Additional Capital Since Earnings are Required to be Paid as Dividends

     We will continue to need working capital to fund loans. Historically, we have sold loans, borrowed from financial institutions and have issued equity securities. A reduction in the availability of funds from financial institutions, the equity market or the asset backed securities market could have a material adverse effect on us. We must distribute at least 90% of our net operating income to our shareholders to maintain our RIC status under the Code. As a result, such earnings are not available to fund loan originations. We expect to be able to borrow from financial institutions and sell loans in the asset backed securities market. As a result of our current market price, we do not anticipate selling additional equity securities during the year ended December 31, 2000. If we fail to obtain funds from such sources or from other sources to fund our loans, it could have a material adverse effect on our financial condition and our results of operations. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which restricts our ability to borrow in certain circumstances.

     Highly Regulated Environment

     We are regulated by the Securities and Exchange Commission and the SBA. In addition, changes in the laws or regulations that govern BDCs, RICs, SBICs and SBLCs may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations also are subject to change. Any change in the law or regulations that govern our business could have a material impact on us or our operations.

EMPLOYEES

     At December 31, 1999, we employed 55 individuals including marketing professionals, investment professionals, operations professionals and administrative staff. Our loan processing is centralized in our Dallas, Texas office. In addition, we have loan production offices in Atlanta, Georgia and Phoenix, Arizona. Our management believes the relationship with our employees is good.

     QUARTERLY RESULTS

     The following table shows the earnings per share on a quarterly basis for the last ten years.

	1999	1998	1997	1996	1995	1994	1993	1992	1991	1990
Qtr
1st	$0.23	$0.28	$0.29	$0.27	$0.23	$0.19	$0.18	$0.18	$0.15	$0.13
2nd*	0.42	0.28	0.31	0.30	0.25	0.23	0.23	0.23	0.15	0.12
3rd	0.24	0.29	0.30	0.30	0.27	0.26	0.25	0.19	0.18	0.13
4th*	0.22	0.31	0.45	0.31	0.28	0.44	0.21	0.19	0.16	0.14

	$1.11	$1.16	$1.35	$1.18	$1.03	$1.12	$0.87	$0.79	$0.64	$0.52

*  Includes $0.22 in the second quarter of 1999, $0.08 in the fourth quarter of 1998, $0.21 in the fourth quarter of 1997 and $0.24 in the fourth quarter of 1994 relating to structured sales of portions of the loan portfolio.

Item 2.  PROPERTIES

     Our headquarters are located at 18111 Preston Road, Suite 600, Dallas, Texas 75252. We lease approximately 13,000 square feet in an office building pursuant to a five year lease which commenced in December 1998. In addition, at December 31, 1999, we also leased office space in Phoenix, Arizona and Atlanta, Georgia. The aggregate annual lease payments for the year ended December 31, 1999 were approximately $300,000.

Item 3.  LEGAL PROCEEDINGS

     We are a party to certain lawsuits in the normal course of our business. While the outcome of these legal proceedings cannot at this time be predicted with complete certainty, we do not expect that any of these actions either individually or in the aggregate will have a material effect upon our financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 1999.

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol “PMC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the AMEX and the dividends per share declared by us for each such period.

			Regular	Special
			Dividends	Dividends
			Per	Per
Quarter Ended	High	Low	Share	Share

December 31, 1999	$8.75	$7.88	$0.250	$0.015
September 30, 1999	$9.00	$8.06	$0.250	-
June 30, 1999	$8.75	$7.75	$0.250	-
March 31, 1999	$10.13	$8.31	$0.250	-

December 31, 1998	$11.00	$8.00	$0.250	-
September 30, 1998	$13.75	$9.00	$0.325	-
June 30, 1998	$14.38	$13.56	$0.325	-
March 31, 1998	$15.00	$13.75	$0.325	-

December 31, 1997	$15.25	$14.00	$0.320	$0.020
September 30, 1997	$15.50	$13.75	$0.315	-
June 30, 1997	$14.88	$12.50	$0.310	-
March 31, 1997	$14.50	$13.38	$0.305	-

     On February 29, 2000, there were approximately 1,400 shareholders of record of Common Stock and the last reported sales price of the Common Stock was $8.13 per share.

Item 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 1999. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated financial data presented below has been derived from our consolidated financial statements, audited by PricewaterhouseCoopers LLP, independent accountants, whose report with respect thereto is included elsewhere in this Form 10-K.

	Years Ended December 31,

	1999	1998	1997	1996	1995

	(In thousands, except per share information)

Operating:
Operating income	$22,627	$24,314	$24,406	$23,821	$21,262

Operating expenses	$(11,140)	$(11,091)	$(10,602)	$(10,454)	$(9,541)

Realized and unrealized gain (loss) on investments	$1,933	$726	$1,818	$(147)	$(359)

Net operating income and realized and unrealized gain (loss) on investments	$13,420	$13,949	$15,622	$13,220	$11,362

Dividends declared, common	$12,007	$14,473	$14,543	$12,853	$11,600

Basic and diluted earnings per common share	$1.11	$1.16	$1.35	$1.18	$1.03

Dividends per common share	$1.02	$1.23	$1.27	$1.16	$1.08

Weighted average common shares outstanding	11,829	11,800	11,411	11,002	10,768

Loans funded	$84,264	$66,450	$86,361	$70,154	$77,567

At end of period:
Loans receivable, net	$106,325	$116,711	$127,240	$93,354	$110,499

Total assets	$165,191	$163,349	$165,839	$163,431	$159,002

SBA debentures payable	$35,640	$39,790	$41,290	$44,570	$43,540

Notes payable	$38,333	$35,000	$35,000	$35,000	$35,001

Preferred stock of consolidated subsidiary	$7,000	$7,000	$7,000	$7,000	$7,000

Common shareholders’ equity	$73,314	$72,151	$70,166	$62,903	$59,088

Number of common shares outstanding	11,829	11,829	11,631	11,162	10,871

Ratios:
Return on average assets(1)	8.2%	8.5%	9.7%	8.3%	8.0%

Return on common shareholders’ equity(2)	18.1%	19.2%	23.3%	21.3%	19.2%

(1)	Based on the average value of assets which is the our total assets on the the first day of the year and on the last day of each quarter of the year, divided by five.
(2)	Based on the total shareholder’s equity on the the first day of the year and on the last day of each quarter of the year, divided by five.

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

     Our operations include originating, servicing and selling commercial loans. We sell the government guaranteed portion of our loans originated under the SBA 7(a) program and sell commercial mortgage loans through securitizations and structured financings. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights are the right to collect payments on behalf of the loan purchaser, monitor the loan for any defaults and to address any problems in collecting the required principal and interest payments. We retain a residual interest on sold loans by owning a percentage of the related loan and by establishing cash reserves to cover future losses relating to the sold loans. In addition, we operate as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to fee arrangements with PMC Commercial.

     Our revenue sources include the following:

•	Interest earned on commercial loans originated and retained including the effect of commitment fees collected at the inception of the loan.
•	Fee income from the management of PMC Commercial.
•	An equity interest in the income of our non-investment company subsidiaries.
•	Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) program loans into the secondary market.
•	Interest earned on temporary (short-term) investments.
•	Gains relating to securitizations and structured loan sales.
•	Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.

     Our earnings depend primarily on the level of interest and related portfolio income and net realized and unrealized earnings on our investment portfolio after deducting interest paid on borrowed capital and operating expenses. Interest income results from the stated interest rate earned on a loan, the collection and amortization of loan origination points and original issue discount. Our ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. For a more detailed description of the risk factors affecting our financial condition and results of operations, see Risk Factors in Item 1 of this Form 10-K.

     Our retained loan portfolio at value was $106.3 million and $116.7 million at December 31, 1999 and 1998, respectively. During the years ended December 31, 1999 and 1998, we originated investments in loans totaling $84.3 million and $66.4 million and received repayments and sold loans totaling $90.2 million and $75.5 million, respectively. Primarily as a result of the structured loan sale in June 1999, the total loan portfolio decreased by 9% from December 31, 1998 to December 31, 1999. Our serviced loan portfolio increased by $19.6 million (7%) to $305.6 million at December 31, 1999 from $286.0 million at December 31, 1998.

     As a result of several factors, the number and dollar volume of loans originated under the SBA 7(a) program decreased during 1998 and the first quarter of 1999. The factors that contributed to this decrease included an increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) program, an increase in competition to originate SBA 7(a) program loans from other SBA 7(a) program lenders, and an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) program. In addition, due to the high rate of prepayments experienced in the limited service hospitality industry, purchasers of the guaranteed portion of our SBA 7(a) loans have significantly decreased the premium paid for these assets. Accordingly, SBA 7(a) program funding had decreased and the premiums earned on the sales of the government guaranteed portions of these loans were significantly reduced from prior period levels. Commencing in early 1999, we refocused our marketing effort to emphasize loan originations under the SBA 7(a) program. As a result of this increased marketing effort for SBA 7(a) lending, revenues generated from the sales of the guaranteed portion of the SBA 7(a) program loans has increased during the second half of 1999 and we believe that this positive trend will continue based on commitments to fund loans which are presently outstanding. During the year ended December 31, 1999 funding of SBA 7(a) program loans were $27.6 million, an increase of 160% from the $10.6 million funded during the year ended December 31, 1998. For the years ended December 31, 1999, 1998 and 1997, revenues generated by government guaranteed loan sales were $1.3 million, $0.8 million and $1.8 million, respectively.

     As a result of the low interest rate environment during 1998 and the beginning of 1999, we experienced an increased rate in the prepayment of our retained loans. During the years ended December 31, 1999 and 1998, we received $15.4 million and $24.7 million, respectively, in collections of principal on retained loans including prepayments. For the years ended December 31, 1999, 1998 and 1997, principal collections including prepayments (as an annualized percentage of our total retained loan portfolio), were 15%, 19% and 11%, respectively. Prepayments generally increase during times of declining interest rates. When fixed interest rate loans are paid off prior to their maturity, we receive the immediate benefit of prepayment charges. Prepayment charges result in one-time increases in our other investment income. However, the proceeds from the prepayments were invested initially in temporary investments and have been re-loaned or committed to be re-loaned at lower interest rates. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may have an impact on our ability to maintain shareholder distributions at current levels. The impact of the lower lending rates was partially offset by reduced cost of borrowings. First Western’s loans (all variable-rate) have no prepayment fees in accordance with SBA policy. While prepayments continued at accelerated levels through the second quarter of 1999, as a result of recent changes in the credit markets, the pace of prepayment activity decreased during the last six months of 1999 and we believe that as a result of the current interest rate environment the prepayment activity on fixed interest rate loans may continue at these lower levels during the year ending December 31, 2000.

     Substantially all of the First Western loans are variable-rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period (the “Prime Rate”). The spread over the Prime Rate charged by First Western ranges from 0.5% to 2.75%.

     The Prime Rates for variable-rate loans are as follows:

	1999	1998	1997

First Quarter	7.75%	8.50%	8.25%
Second Quarter	7.75%	8.50%	8.50%
Third Quarter	8.00%	8.50%	8.50%
Fourth Quarter(1)	8.25%	8.25%	8.50%

     (1)  Effective January 1, 2000, the Prime Rate is 8.5%.

     We receive other investment income from various sources including prepayment fees, late fees, construction monitoring fees and site visit fees. The amount of other investment income earned will vary based on volume of loans funded, the timing and amount of financings, volume of loans which prepay, the mix of loans (construction versus non-construction), the rate and type of loans originated (whether fixed or variable) as well as the general level of interest rates.

     Expenses primarily consist of interest expense, salaries and related benefits and overhead. General and administrative expenditures consist primarily of insurance, advertising and promotional expense, telephone services, corporate printing costs, commissions and general office expenses. In addition, we have other administrative costs which consist of profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. Our operations are centralized in Dallas, Texas where our headquarters are located. We presently have additional business development offices located in Atlanta, Georgia and Phoenix, Arizona.

     Certain Accounting Considerations

     We have transferred assets to special purpose entities in connection with securitizations and structured financings in order to obtain working capital to originate new loans. The transfer of assets that qualifies for sale treatment under SFAS No. 125 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”) is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. We typically receive cash and retain the right to receive contractual servicing fees and the right to receive future interest income on loans transferred that exceed the contractually specified servicing fee, typically on the guaranteed portion of an SBA 7(a) program loan, in exchange for a portion of the loan. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) servicing rights, and (c) the interest-only strip receivable retained, constitutes the gain on sale.

     In accordance with SFAS No. 125, we establish a servicing asset to the extent we receive contractual compensation for servicing loans which is in excess of adequate compensation to service these loans. Servicing the sold portion of government guaranteed loans requires First Western to retain a minimum servicing spread of 1%. This spread is in excess of adequate compensation to service these loans. Accordingly, we have recorded a servicing asset relating to the servicing of the sold portion of First Western’s loans. The servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets.

     As of the date a securitization or structured financing is completed, an asset is established and classified as an “interest-only strip receivable.” This receivable is initially valued based on management’s estimate of the anticipated discounted future cash flows retained by us related to the pool of securitized loans. The discount rate is a market rate based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction.

     On a quarterly basis, we measure the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is included in the accompanying consolidated statements of income as an unrealized gain (loss) on investments. During the year ended December 31, 1999, we recorded a net realized and unrealized loss of $0.5 million. During the years ended December 31, 1998 and 1997, we recorded a net unrealized gain of $0.1 million and a net unrealized loss of $0.3 million, respectively, related to the interest-only strip receivables. At December 31, 1999, the interest-only strip receivable on our balance sheet included unrealized appreciation of $0.6 million. At December 31, 1998, the interest-only strip receivable on our balance sheet was net of an unrealized loss of $0.2 million.

     In addition, on a quarterly basis, income generated by the interest-only strip receivable is recognized based on an “internal rate of return” (the “IRR”), which during the initial reporting period after completion of the securitization is the market rate used in valuing the interest-only strip receivable. Management updates the anticipated future cash flows on a quarterly basis and determines a revised IRR based on the recorded interest-only strip receivable as of the balance sheet date. If during any evaluation of the interest-only strip receivable it is determined that the IRR is lower than a “risk free” rate for an asset of similar duration, a realized loss will be incurred which adjusts the recorded value of the interest-only strip receivable to the market value. During 1999, as a result of the significant amount of loans which prepaid, the present value of the cash flows expected to be received on First Western loans sold in the secondary market, using a risk-free rate of return, is less than the amortized cost of the related interest-only strip receivable. Accordingly, valuation losses of $1.3 million, which have previously been reflected on our income statement as unrealized losses, were realized.

     The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon management’s estimate of prepayment speeds, default rates and future loan losses. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated or future loan losses occur quicker than expected or in amounts greater than expected, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline. If prepayments occur slower than anticipated or future loan losses are less than expected, cash flows would exceed estimated amounts and total income in future periods would be enhanced.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Net income decreased by $0.5 million (4%) from $13.9 million during the year ended December 31, 1998 to $13.4 million during the year ended December 31, 1999. As described in more detail below, net operating income for the year ended December 31, 1999 is down $1.7 million (13%) compared to 1998 mainly due to a reduction in interest income of $1.9 million (11%) offset by an increase in premium income of $0.3 million. For the year ended December 31, 1999, our net realized and unrealized gain on investments was up $1.2 million (166%) primarily as a result of an increased gain on sale of assets of $1.6 million (173%) offset by increased unrealized and realized losses on investments of $0.4 million (200%). Basic and diluted earnings per share decreased by $0.05 (4%) from $1.16 per share during the year ended December 31, 1998 to $1.11 per share during the year ended December 31, 1999. The weighted average common shares outstanding were 11.8 million during each of the years ended December 31, 1999 and 1998.

     Interest income:   Interest income decreased by $1.9 million (11%) from $17.2 million for the year ended December 31, 1998 to $15.3 million for the year ended December 31, 1999. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments, up-front fees collected including the accretion of up-front fees and the interest earned on the interest-only strip receivables. This overall decrease was primarily attributable to a decline in interest rates on new loan originations and the structured sale of $40 million in loans in November 1998 and $60 million in loans during June 1999.

     Interest income on loans decreased by $3.4 million, or 20%, from $16.6 million during the year ended December 31, 1998 to $13.2 million during the year ended December 31, 1999. The decrease in interest income on loans was primarily a result of the decrease in the weighted average outstanding principal amount of loans which decreased as a result of the structured loan sales in November 1998 and June 1999. The average retained loan portfolio decreased by 23% to $103.1 million during the year ended December 31, 1999 from $134.4 million during the year ended December 31, 1998. The decrease in interest income was also caused by a continuation of lower interest rates charged on new loan originations and the prepayment of our higher interest rate loans. As general lending competition has increased the rate that we were able to charge decreased while prepayments increased. Hospitality lending has become more competitive from local and regional banks and through loan programs of major investment banks (commonly known as “conduit” programs). The proceeds from the prepayments were invested initially in temporary investments and, to the extent we originated fixed interest rate loans, have been re-loaned at these competitive, lower interest rates. The weighted average interest rate on our retained loan portfolio remained constant at 10.0% as of December 31, 1999 and 1998.

     Interest on other investments for the year ended December 31, 1999 was $2.1 million, which was $1.3 million greater than the $0.8 million in interest income on other investments earned during the year ended December 31, 1998. This increase was primarily due to (i) the greater daily balances in short-term investments and cash and cash equivalents as a result of the structured loan sales in November 1998 and June 1999 and (ii) the interest income earned on our interest-only strip receivables related to the structured loan sales in November 1998 and June 1999. The average outstanding temporary investments fluctuate based on the size and timing of receipt of capital resources and the volume of loan originations and prepayment activities.

     Premium income:   Premium income increased by $0.3 million (38%) from $0.8 million for the year ended December 31, 1998 to $1.1 million for the year ended December 31, 1999. This increase was primarily attributable to an increase in loans funded under our SBA 7(a) program and sold into the secondary market during 1999 when compared to 1998. Early in 1999, we refocused our marketing effort on SBA 7(a) lending. As a result, funding and loan sales of SBA 7(a) loans increased during 1999. We expect that these marketing efforts will allow us to maintain a higher level of SBA 7(a) lending during 2000. The proceeds from the sale of the government guaranteed portion of loans (under the SBA 7(a) program) increased by $9.2 million (92%) from $10.0 million during the year ended December 31, 1998 to $19.2 million during the year ended December 31, 1999. Offsetting a portion of the increase in premium income is the diminished premiums paid by purchasers of government guaranteed loans.

     Other investment income, net:   Other investment income remained constant at $0.8 million for each of the years ended December 31, 1999 and 1998.

     Other income, net:   Other income, net, decreased by $0.6 million (21%) from $2.9 million during the year ended December 31, 1998 to $2.3 million during the year ended December 31, 1999. Other income during the year ended December 31, 1998 included $0.6 million in fee income earned by PMC Advisers related to the completion of a structured sale of loans by PMC Commercial and fees related to the acquisition by PMC Commercial (during June 1998) of properties. Since there was no comparable recognition of income in 1999 other than $0.1 million in fees related to the acquisition of properties by PMC Commercial, other income was significantly lower. In addition, during the third quarter of 1998, we recognized income related to a loan which paid-off in full that had been acquired at a discount.

     Equity in income of unconsolidated subsidiaries:  As a BDC, we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the “equity method” of accounting. Earnings of our unconsolidated subsidiaries, primarily the Limited Partnerships established by us in connection with the structured sales of our loans, are reflected as a single line item (Equity in income of unconsolidated subsidiaries) on our consolidated statements of operations.

     The differential between the interest and other loan related income received by the Limited Partnerships on the loans transferred to it by PMC Capital and the interest paid by the Limited Partnerships on the notes issued by the Limited Partnerships in connection with the structured sales (see Note 7 to the accompanying consolidated financial statements), less the net cash flow relating to the interest-only strip receivable on PMC’s balance sheet and any loan losses, contributes to the revenues of PMC Capital through its equity ownership in the Limited Partnerships.

     Equity in income of unconsolidated subsidiaries increased by $0.5 million (19%), from $2.6 million during the year ended December 31, 1998 to $3.1 million during the year ended December 31, 1999.

     We recognized $1.1 million in net income related to the retained interests in the loans transferred to the 1998 Partnership and the 1999 Partnership during the year ended December 31, 1999 compared to $0.2 million during the year ended December 31, 1998. The 1998 Partnership was formed late in 1998 and, therefore, only minimal operations occurred during 1998.

     The net income of PMC Advisers was $0.6 million during the year ended December 31, 1999 compared to $0.2 million during the year ended December 31, 1998. The increase was primarily related to fees generated by the property management agreement entered into in June 1998 with PMC Commercial.

     In addition, PMC Funding had a gain of $0.2 million during the year ended December 31, 1999 as compared to a $0.1 million loss during the year ended December 31, 1998. The primary reason for this change was the recognition of a gain on the sale of an asset during the first quarter of 1999.

     These increases noted above were partially offset by a decrease in profits from the 1996 Partnership. The 1996 Partnership had net income of $1.3 million and $2.4 million during the years ended December 31, 1999 and 1998, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans owned by the 1996 Partnership and the recognition of significant prepayment fees of $0.6 million in 1998 by the 1996 Partnership compared to $0.1 million during 1999.

     The loans held by each of the Limited Partnerships will continue to be reduced through principal repayments, resulting in a decline in our profits from these unconsolidated subsidiaries in future periods.

     Operating expenses, not including interest:   Operating expenses, not including interest, increased by $0.2 million (4%) from $5.6 million during the year ended December 31, 1998 to $5.8 million during the year ended December 31, 1999. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for our officers and employees who provide all of the management, advisory, and portfolio functions, including marketing, servicing, accounting and portfolio analysis. It is anticipated that operating expenses will remain at or near present levels during the year ending December 31, 2000.

     Interest expense:   Interest expense decreased by $0.2 million (4%) from $5.5 million during the year ended December 31, 1998 to $5.3 million during the year ended December 31, 1999. Interest expense results primarily from interest on (i) our $38.3 million of unsecured notes with a weighted average interest rate of 7.4% and weighted average remaining maturity of 3.2 years as of December 31, 1999, and (ii) $35.6 million of debentures due to the SBA as a result of borrowings made by the our subsidiaries, with a weighted average interest rate of approximately 6.7% and weighted average remaining maturity of 3.4 years as of December 31, 1999. The reduction in interest expense was due to the repayment of SBA debentures during 1998 and 1999. During September and December 1999, we repaid at maturity $3.2 million and $1.0 million in SBA debentures. We also repaid approximately $1.5 million in SBA debentures at maturity during February 1998. Partially offsetting the decrease in interest expense was an additional $3.3 million in senior debt we borrowed in July 1999.

     Realized and unrealized gain (loss) on investments:  Realized and unrealized gain (loss) on investments changed from a gain of $0.7 million during the year ended December 31, 1998 to a gain of $1.9 million during the year ended December 31, 1999. The primary reason for this increase in net gain was the difference in the gain recognized on the structured loan sale during the year ended December 31, 1999 as compared to the gain recognized on the structured loan sale during the year ended December 31, 1998.

     We recorded a gain of $0.9 million at the time we completed the structured sale of $40 million in loans during November 1998. Due to market conditions at the time of the sale, the net difference between our sold assets and the coupon paid by the purchasers of the assets was approximately 2%. The structured loan sale in 1999 was for $60 million and market conditions had improved resulting in a spread of approximately 3%. The result was the recognition of $2.6 million at the time of sale, which is $1.7 million greater than the gain recognized from the 1998 structured loan sale.

     Offsetting a portion of the gain from sale of assets was the change in recorded realized and unrealized gains (losses) relating to our interest-only strip receivables. During the year ended December 31, 1998, we recognized net gains of $0.1 million compared to net losses of $0.5 million during the year ended December 31, 1999. The primary reason for the net losses in 1999 was increased prepayment speeds primarily during the second and fourth quarters of the year.

     We also recognized $0.3 million of loan valuation losses and loans written-off during the year ended December 31, 1998 compared to $0.1 million during the year ended December 31, 1999. Loan losses were minimal during each of the years ended December 31, 1999 and 1998.

Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     Net income decreased by $1.6 million from $15.6 million during the year ended December 31, 1997 to $14.0 million during the year ended December 31, 1998. The weighted average common shares outstanding increased by approximately 4% from 11.4 million during the year ended December 31, 1997 to 11.8 million during the year ended December 31, 1998 as a result of shares issued pursuant to the dividend reinvestment and cash purchase plan. The most significant reason for the decline in net income was the reduced amount of income recognized on securitization or the structured sales of loan portfolio when comparing the years ended December 31, 1998 and 1997. The income for the year ended December 31, 1998 includes the effect as more fully described below of the following:

(i)	reduced interest income earned as a result of the securitization and sale by First Western of $22.8 million of loans in December 1997 and a general decline in the interest rate on outstanding loans,

(ii)	reduced premium income,

(iii)	increased investment management fees,

             (iv)  the gain resulting from the structured sale of loans in 1998, and

(v)	changes in valuation reserves.

     Interest income:   Interest income increased by $0.1 million, from $17.1 million for the year ended December 31, 1997 to $17.2 million for the year ended December 31, 1998. The overall increase was primarily attributable to the increase in interest income on loans being slightly greater than the decrease in interest earned on our temporary investments.

     Interest income on loans increased by $0.6 million, or 4%, from $15.8 million during the year ended December 31, 1997 to $16.4 million during the year ended December 31, 1998. The increase in interest income was primarily a result of the increase in outstanding principal on loans. The average retained loan portfolio increased by 18% to $134.4 million during the year ended December 31, 1998 from $113.8 million during the year ended December 31, 1997. This increase was partially offset by a continuation of lower interest rates charged on new loan originations and the prepayment of the higher interest rate loans. As competition has increased and conduit loan programs increased acceptability of hospitality lending, the rate we were able to charge decreased while prepayments were increasing. The proceeds from the prepayments were invested initially in temporary investments and have been re-loaned at lower interest rates. As a result, the weighted average interest rates on outstanding retained loans decreased to 10.0% at December 31, 1998 from 10.5 % at December 31, 1997.

     Interest on short-term investments for the year ended December 31, 1997 was greater than for 1998 due to the fact that the average temporary investments outstanding during the year ended December 31, 1998 were $13.8 million, a 52% decrease from $28.9 million during the year ended December 31, 1997. The average outstanding temporary investments fluctuate based on the size and timing of receipt of capital resources and the volume of loan originations and prepayment activities. Accordingly, interest on temporary investments decreased by $0.6 million, or 43%, from $1.4 million during the year ended December 31, 1997 to $0.8 million during the year ended December 31, 1998.

     Premium income:   Premium income decreased by $1.0 million (56%) from $1.8 million for the year ended December 31, 1997 to $0.8 million for the year ended December 31, 1998. This decrease was primarily attributable to an $11.6 million (54%) decrease in the government guaranteed portion of loans held for sale or sold (under the SBA 7(a) program) from $21.6 million during the year ended December 31, 1997 to $10.0 million during the year ended December 31, 1998. As a result of several factors, the number and dollar volume of loans originated by First Western under the SBA 7(a) program decreased in 1998. The factors that contributed to this decrease included an increase in guarantee fees due to the SBA by the borrower under the SBA 7(a) program, increased competition for SBA 7(a) program loans, and an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) program. Accordingly, premiums earned were significantly reduced during 1998.

     Other investment income, net:   Other investment income, net, increased by $0.3 million (60%) from $0.5 million for the year ended December 31, 1997 to $0.8 million for the year ended December 31, 1998. This increase was primarily attributable to an increase in prepayment fees received and recognition of discount related to fixed-rate loans which were prepaid in full and forfeited commitment fees during the year ended December 31, 1998 as compared to the year ended December 31, 1997.

     Equity in income (loss) of unconsolidated subsidiaries:  Equity in income (loss) of unconsolidated subsidiaries remained the same at $2.6 million during the years ended December 31, 1998 and 1997.

     The 1996 Partnership had net income of $2.4 million and $2.6 million during the years ended December 31, 1998 and 1997, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans held by the 1996 Partnership. Accordingly, the interest earned on the 1996 Partnership assets is decreasing resulting in less net profits. The loans held by the 1996 Partnership will continue to be reduced resulting in a decline in our profits in future periods of operations. The 1996 Partnership profits include all yield generated from the loans transferred by PMC Capital less the cost of the 1996 Notes issued by the 1996 Partnership. During the year ended December 31, 1998 and 1997, the net income from the 1996 Partnership included $0.6 million and $0.2 million, respectively, in prepayment fees received on loans paid-off prior to their contractual maturity.

     Also included in equity in income of unconsolidated subsidiaries is the net income of PMC Advisers of $0.2 million and the 1998 Partnership of $0.2 million, during the year ended December 31, 1998 and the operations of PMC Funding which had losses of $0.1 million and $48,000 during the years ended December 31, 1998 and 1997, respectively.

     Other income, net:   Other income, net, increased by $0.5 million (21%) from $2.4 million during the year ended December 31, 1997 to $2.9 million during the year ended December 31, 1998. Other income increased during the year ended December 31, 1998 primarily due to increased investment management fees generated by PMC Advisers related to the completion of a structured financing by PMC Commercial ($0.2 million) and fees related to the acquisition by PMC Commercial of hotel properties ($0.5 million).

     Operating expenses:   Operating expenses, not including interest, increased by $0.6 million (12%) from $5.0 million during the year ended December 31, 1997 to $5.6 million during the year ended December 31, 1998. This increase was primarily a result of an increase in salaries and related benefits of $0.6 million (18%) from $3.4 million during the year ended December 31, 1997, to $4.0 million during the year ended December 31, 1998. Salaries and related benefits were 16% and 14%, respectively, of total income during the years ended December 31, 1998 and 1997.

     Interest expense:   Interest expense was $5.5 million during each of the years ended December 31, 1998 and 1997. Interest expense results primarily from interest payments made on (i) our $35 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 2.8 years as of December 31, 1998, and (ii) $39.8 million of debentures due to the SBA as a result of borrowings made by our SBIC subsidiaries, with a weighted average interest rate of approximately 6.6% and weighted average remaining maturity of 4.3 years as of December 31, 1998. The decrease was primarily attributable to the repayment at maturity of approximately $2.5 million in SBA debentures during February 1997 and $1.5 million in February 1998.

     Realized and unrealized gain (loss) on investments:  Realized and unrealized gain (loss) on investments decreased by $1.1 million (61%) from a gain of $1.8 million during the year ended December 31, 1997 to a gain of $0.7 million during the year ended December 31, 1998. The primary reason for the decrease in gain was the reduction in the gain recognized on the structured loan sales completed in 1998 and 1997. We recognized a $2.4 million gain from the securitization and sale of First Western loans in 1997 and a $0.9 million gain from the structured sale of loans during 1998. The gain in 1997 was greater since (i) in the 1997 sale, the notes were sold at par and the underlying loans were previously reflected at a discount of approximately $1.6 million (in accordance with Emerging Issues Task Force 88-11) while the loans sold in the 1998 structured loan sale were sold at par and the underlying loans receivable were previously reflected at par, and (ii) the 1997 sale was at a greater spread between the weighted average interest rate of the loans receivable and the coupon due to the security holders as compared to the 1998 structured loan sale.

     During the years ended December 31, 1998 and 1997, we recorded unrealized gains of $0.1 million and losses of $0.3 million, respectively, relating to the interest-only strip.

     Additionally, net unrealized and realized losses on retained loans receivable were $0.3 million and $0.2 million during the years ended December 31, 1998 and 1997, respectively. Loan losses were minimal during each of the years ended December 31, 1998 and 1997.

Cash Flow Analysis

     The primary source of our funds is net income. The source of funds from net income is adjusted primarily by the gain recognized from the sale of assets, the equity in the income of unconsolidated subsidiaries, the change in other assets and liabilities, and First Western’s lending activities.

     We generated cash flow of $7.9 million and $12.1 million from operating activities during the years ended December 31, 1999 and 1998, respectively. The decrease in cash flow is related to the items described below. Included in cash flows from operating activities is the portion of the lending activity of First Western relating to the sale of the government guaranteed portion of the SBA 7(a) program loans originated into the secondary market (“Government Guaranteed Lending”). During the years ended December 31, 1999 and 1998, we had a net use of cash of $0.2 million and a net source of cash of $2.6 million respectively, from Government Guaranteed Lending activities representing a decrease in source of funds of $2.7 million. The net operating income and unrealized gain (loss) on investments adjusted for the principal non-cash items (which are the change in unrealized depreciation on investments and loans written-off, depreciation and amortization and the gain (loss) on sale of assets) was $12.5 million for the year ended December 31, 1999, compared to $14.6 million during the year ended December 31, 1998, which represents a $2.1 million (14%) decrease. The primary reasons for this decrease was the fees generated during June 1998 of $0.6 million by PMC Advisers and a reduction in interest income of approximately $1.9 million due to the structured sale of loans in November 1998 and June 1999. In addition, during the years ended December 31, 1999 and 1998, we had a net source of cash of $0.6 million and a net use of cash of $1.4 million, respectively, from the change in operating assets and liabilities.

     We used cash flow of $45.6 million and $37.1 million from investing activities during the years ended December 31, 1999 and 1998, respectively. This $8.5 million increase in investing activities relates primarily to a net increase in loans funded less principal collected of $15.1 million offset by a $2.3 million reduction from purchasing the “B” certificate of our 1998 structured sale during 1998, a $2.7 million increase in proceeds from partnership distributions and a $2.5 million reduction in advances to unconsolidated affiliates.

     We generated cash flow of $42.2 million and $26.3 million from financing activities during the years ended December 31, 1999 and 1998, respectively. The primary reason for the change in source of funds by $15.9 million was the receipt of approximately $55 million in proceeds from the 1999 Partnership related to the structured sale of loans in 1999 compared to approximately $41 million in proceeds received from the structured sale of loans in 1998. Dividends paid on common stock during the year ended December 31, 1999 were $11.8 million as compared to $14.8 million during the year ended December 31, 1998, a decrease of $3.0 million (20%). We also had a decrease in funds received from the issuance of common stock of $2.1 million due to the curtailment of the cash portion of our dividend reinvestment plan during 1998 and the utilization of the market purchase option for plan purchases subsequent to April 1998. Under the market purchase option, we do not receive any of the proceeds from plan participants. In addition, we repaid $4.2 million and $1.5 million in SBA debenture debentures during the years ended December 31, 1999 and 1998, respectively, and we issued $3.3 million, net, in senior notes during July 1999.

Liquidity and Capital Resources

     Sources and uses of funds:

     As a RIC, pursuant to the Code we are required to pay out substantially all of our net investment company taxable income to our common shareholders (see “Dividends” below). Consequently, we must procure funds from sources other than earnings in order to meet our capital requirements. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

     Our primary use of funds is to originate loans. We also expend funds for payment of (i) dividends to shareholders, (ii) principal due on borrowings, (iii) interest and related financing costs, (iv) general and administrative expenses, (v) capital expenditures, and (vi) advances on loan liquidations.

Historically, our primary source of capital and liquidity has been:

•	debentures issued through programs of the SBA,
•	private and public issuances of common stock,
•	the issuance of senior unsecured medium-term notes,
•	the structured sale or securitization of a portion of our loan portfolio, and
•	the utilization of our short-term, unsecured revolving credit facility.

     Our primary source of capital has most recently been through the structured sale of loans. During 1998, we completed a structured sale of variable-rate loans primarily originated as part of a variable-rate lending program that was not part of the SBA 7(a) loan program. During 1999, we completed a structured sale of a pool of fixed-rate loans. Prospectively, in order to generate growth in the size of our investment portfolio and meet our outstanding loan commitments, we need to obtain additional funds from:

•	securitization and sale of a portion of the loan portfolio,
•	borrowings under our credit facility,
•	medium-term debt offerings, and/or
•	equity offerings.

     We have $6.7 million in senior notes which mature in July 2000 and $11.6 million in SBA debentures which mature during the year ending December 31, 2000. We anticipate that the $6.7 million in senior notes will be rolled over into new senior notes at their maturity. We also expect the SBA debentures to be rolled over at their maturity through the SBA’s outstanding commitment to provide debentures to our SBIC subsidiaries.

     Since year end, we have increased our outstanding commitments to fund loans to over $60 million. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements. We have $15 million available under our revolving credit facility. Additional sources of capital include principal collections on our existing loan portfolio and proceeds from the sale of 7(a) loans in the secondary market. We are also developing a loan pool of approximately $40 million to $50 million for a securitization transaction which is anticipated to be completed prior to September 30, 2000. To the extent commitments pertain to PMCIC or Western Financial, we should be able to issue SBA debentures to fund those commitments. There can be no assurances that we will be able to complete the above transactions at acceptable advance rates and/or interest rates. If not, we may have to refer commitments to PMC Commercial, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets to meet our committed obligations when and if they come due. Management believes that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

     Recent Transactions and Activity:

     During July 1999, $6.7 million in senior unsecured notes were refinanced at maturity and $3.3 million in additional funds were received. The new $10.0 million in notes mature in July 2005 with an interest rate of 7.44%. In addition, we repaid $4.2 million in SBA debentures at maturity during 1999. The SBA has issued a commitment to Western Financial and PMCIC to provide guaranties on $12.5 million in future debentures. It is anticipated that this commitment will be utilized for the “roll-over” of debentures during the year ending December 31, 2000.

     On June 3, 1999, the 1999 Partnership, completed a structured sale of a pool of fixed-rate loans through a private placement (the “1999 Private Placement”) of approximately $55.6 million of its 1999 Loan-Backed Fixed Rate Notes (the “1999 Notes”). The 1999 Notes were issued at par and have a stated maturity of July 2024. The 1999 Notes were issued with an interest rate of 6.60% and were originally collateralized by approximately $60 million of loans sold by PMC Capital to the 1999 Partnership. The 1999 Notes were rated “Aaa” by Moody’s Investors Service. The terms of the 1999 Notes provide that the partners of the 1999 Partnership are not liable for any payments on the 1999 Notes. Accordingly, if the 1999 Partnership fails to pay the 1999 Notes, the sole recourse of the holders of the 1999 Notes is against the assets of the 1999 Partnership. Accordingly, we have no obligation to pay the 1999 Notes, nor do the holders of the 1999 Notes have any recourse against our assets. The net proceeds from the issuance of the 1999 Notes (approximately $55.6 million prior to payment of issuance costs of approximately $0.5 million and the funding of approximately $1.8 million for a reserve fund held by the trustee as collateral) were distributed to PMC Capital. PMC Capital Corp. 1999-1 was formed in June 1999 to act as the general partner of the 1999 Partnership and owns a 0.1% general partnership interest in the 1999 Partnership. PMC Capital owns a 99.9% limited partnership interest in the 1999 Partnership. PMC Capital is the servicer for all loans held by the 1999 Partnership.

     Commitments:

     Loan commitments outstanding at December 31, 1999 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $49.2 million. Of these commitments, $11.5 million were for loans partially guaranteed by the SBA of which approximately $10.8 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of our business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

     Revolving credit facility:

     PMC Capital has a $15 million revolving credit facility which expires in March 2002. At December 31, 1999, we had no borrowings outstanding under our revolving credit facility, and had availability of $15 million. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to senior debt (as defined in the credit facility) will not fall below 135% with respect to PMC Capital and 150% including our consolidated subsidiaries. At December 31, 1999 we were in compliance with all covenants of this facility.

     Investment Company Act requirements:

     PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by us from the Securities and Exchange Commission.

     Dividends:

     PMC Capital has historically paid 100% of its investment company taxable income and not paid any return of capital. There are certain timing differences between book and tax income, most notably the recognition of commitment fees received and the recognition of income relating to the 1998 and 1999 structured sale of loans. A portion of dividends paid during 1998 pertained to earnings in 1997 including the effect of the gain from the sale of certain loans originated by First Western completed in December 1997 (these amounts being referred to as the “Carry-Forward Amounts”). As a result of these timing differences and the Carry-Forward Amounts, the payment and amount of dividends does not necessarily coincide with our earnings. We utilized a substantial portion of our Carry-Forward Amounts during 1998 to pay dividends. We anticipate (based on past operations and current business trends) that the dividend will be $0.25 per share, per quarter, through the end of the year 2000. Each of the quarterly dividends paid during 1999 were $0.25 per share with an additional extra dividend of $0.015 per share declared in December 1999 and paid in January 2000. Our Board of Directors may amend this stabilized dividend policy as warranted by actual and/ or anticipated earnings.

Year 2000 Compliance Update

     Current:  The Year 2000 issue concerns the potential impact of historic computer software code that only utilized two digits to represent the calendar year (e.g. “99” for “1999”). Software so developed, and not corrected, could potentially have produced inaccurate or unpredictable results commencing January 1, 2000, when current and future dates present a lower two digit year number than dates in the prior century. The Year 2000 issue still potentially exists as certain dates are passed in the future. Similar to most financial services providers, we are subject to the potential impact of the Year 2000 issue due to the nature of financial information. Potential impacts on us may arise from software, computer hardware, and other equipment both within our direct control and outside of our control, yet with which we electronically or operationally interface. Regulators have focused upon Year 2000 exposures, issuing guidance concerning the responsibilities of senior management and directors. Year 2000 testing and certification has been addressed as a key safety and soundness issue in conjunction with these regulatory concerns. To date, we have not had any material Year 2000 problems and we do not anticipate any problems. We are currently in the process of changing our servicing and financial software. These software changes are not related to any Year 2000 concerns.

     History:  During 1998, we formed an internal review team to address, identify and resolve any Year 2000 issues that encompasses any of our operating and administrative areas. In addition, executive management monitored the status of our Year 2000 remediation plans, where necessary, as they relate to internally used software, computer hardware and use of computer applications in our servicing processes. In addition, we are engaged in assessing any future Year 2000 issue with our significant suppliers.

     We only used internal resources to test our software for Year 2000 modifications. During 1999 we have substantially completed our Year 2000 assessment and re-mediation. In addition we completed formal communications with our significant suppliers prior to the end of 1999 and determined that we did not appear to be vulnerable to those third parties’ failure to re-mediate their own Year 2000 issues. The total project cost was not considered to be material. The majority of the project cost was attributable to employee time necessary to test the present system and to meet future industry requirements and has accordingly been expensed. Management believes that we devoted the necessary resources to identify and resolve significant Year 2000 issues in a timely manner.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates.

Our balance sheet consists of two items subject to interest rate risk. First, a majority of our investment portfolio consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. Changes in market interest rates are considered by the board of directors in its determination of fair value of our loans. To date, changes in market interest rates have not had a significant affect on the board of directors’ determination. However, future interest rate changes could have an impact. Significant reductions in interest rates, however, can prompt increased prepayments of our loans, resulting in possible decreases in long-term revenues due to the relending of the prepayment proceeds at lower interest rates (See “Item 1. Risk Factors — Interest Rate and Prepayment Risk”). Second, our liabilities include debt payable to the SBA and our senior unsecured debt. The SBA debentures and the senior unsecured debt are payable at fixed rates of interest, so changes in interest rates do not affect our interest expense (See “Risk Factors — Leverage and — Interest Rate and Prepayment Risk”).

Item 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are included in this report beginning on page F-1.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 17, 2000.

Item 11.  EXECUTIVE COMPENSATION

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 17, 2000.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 17, 2000.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 17, 2000.

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

Lance B. Rosemore, President

Dated March 29, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. FREDRIC M. ROSEMORE DR. FREDRIC M. ROSEMORE	Chairman of the Board and Treasurer	March 29, 2000

/s/ LANCE B. ROSEMORE LANCE B. ROSEMORE	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 29, 2000

/s/ BARRY N. BERLIN BARRY N. BERLIN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2000

/s/ DR. MARTHA GREENBERG DR. MARTHA GREENBERG	Director	March 29, 2000

/s/ DR. IRVIN BORISH DR. IRVIN BORISH	Director	March 29, 2000

/s/ THOMAS HAMILL THOMAS HAMILL	Director	March 29, 2000

/s/ BARRY A. IMBER BARRY A. IMBER	Director	March 29, 2000

/s/ BARRY A. CHAFITZ BARRY A. CHAFITZ	Director	March 29, 2000

PMC CAPITAL, INC. AND SUBSIDIARIES

FORM 10-K
INDEX TO FINANCIAL STATEMENTS

PMC CAPITAL, INC. AND SUBSIDIARIES

Summary of Selected Financial Information	F-2

Quarterly Statistics	F-3

Report of Independent Accountants	F-4

Consolidated Financial Statements:

Financial Highlights	F-5

Consolidated Balance Sheets as of December 31, 1999 and 1998	F-6

Consolidated Schedule of Investments as of December 31, 1999	F-7

Consolidated Statements of Income for the Years Ended December 31, 1999, 1998 and 1997	F-9

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 1999, 1998 and 1997	F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997	F-11

Notes to Consolidated Financial Statements	F-12

Consolidating Financial Statements:

Report of Independent Accountants on Consolidating Financial Statements	F-31

Consolidating Balance Sheet as of December 31, 1999	F-32

Consolidating Statement of Income for the Year Ended December 31, 1999	F-33

Consolidating Statement of Shareholders’ Equity for the Year Ended December 31, 1999	F-34

Consolidating Statement of Cash Flows for the Year Ended December 31, 1999	F-35

PMC CAPITAL, L.P. 1998-1 - Financial Statements	F-36

PMC CAPITAL, L.P. 1999-1 - Financial Statements	F-45

PMC CAPITAL, INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL INFORMATION

	Years Ended December 31,

	1999	1998	1997	1996	1995

	(In thousands, except per share data and ratios)

Operating:

Operating income	$22,627	$24,314	$24,406	$23,821	$21,262

Operating expenses	(11,140)	(11,091)	(10,602)	(10,454)	(9,541)

Realized and unrealized gain (loss) on investments	1,933	726	1,818	(147)	(359)

Net operating income and realized and unrealized gain
(loss) on investments	$13,420	$13,949	$15,622	$13,220	$11,362

Dividends declared, common	$12,007	$14,473	$14,543	$12,853	$11,600

Earnings per common share	$1.11	$1.16	$1.35	$1.18	$1.03

Dividends per common share	$1.02	$1.23	$1.27	$1.16	$1.08

Weighted average common shares outstanding	11,829	11,800	11,411	11,002	10,768

Loans funded	$84,264	$66,450	$86,361	$70,154	$77,567

At end of period:

Loans receivable, net	$106,325	$116,711	$127,240	$93,354	$110,499

Total assets	$165,191	$163,349	$165,839	$164,964	$159,002

SBA debentures payable	$35,640	$39,790	$41,290	$44,570	$43,540

Notes payable	$38,333	$35,000	$35,000	$35,000	$35,001

Preferred stock of consolidated subsidiary	$7,000	$7,000	$7,000	$7,000	$7,000

Common shareholders’ equity	$73,314	$72,151	$70,166	$62,903	$59,088

Number of common shares outstanding	11,829	11,829	11,631	11,162	10,871

Ratios:

Return on average assets(1)	8.2%	8.5%	9.7%	8.3%	8.0%

Return on average common shareholders’ equity(2)	18.1%	19.2%	23.3%	21.3%	19.2%

(1)	Based on the average value of assets which is the our total assets on the the first day of the year and on the last day of each quarter of the year, divided by five.
(2)	Based on the total shareholder’s equity on the the first day of the year and on the last day of each quarter of the year, divided by five.

PMC CAPITAL, INC. AND SUBSIDIARIES

QUARTERLY STATISTICS
(Unaudited)
(In thousands, except per share data)

	YEAR ENDED DECEMBER 31, 1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Operating income	$5,604	$5,497	$5,677	$5,849	$22,627

Net operating income	$2,903	$2,775	$2,758	$3,051	$11,487

Net gain (loss) on investments	$(158)	$2,240	$192	$(341)	$1,933

Net increase in net assets resulting from operations	$2,745	$5,015	$2,950	$2,710	$13,420

PER SHARE

Operating income	$0.474	$0.465	$0.480	$0.494	$1.913

Net operating income	$0.245	$0.235	$0.233	$0.258	$0.971

Net gain (loss) on investments	$(0.013)	$0.189	$0.016	$(0.029)	$0.163

Net increase in net assets resulting from operations	$0.232	$0.424	$0.249	$0.229	$1.134

	YEAR ENDED DECEMBER 31, 1998

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Operating income	$5,790	$6,441	$6,049	$6,034	$24,314

Net operating income	$3,068	$3,788	$3,369	$2,998	$13,223

Net gain (loss) on investments	$224	$(457)	$90	$869	$726

Net increase in net assets resulting from operations	$3,292	$3,331	$3,459	$3,867	$13,949

PER SHARE

Operating income	$0.494	$0.545	$0.511	$0.510	$2.060

Net operating income	$0.262	$0.321	$0.285	$0.253	$1.121

Net gain (loss) on investments	$0.019	$(0.039)	$0.008	$0.073	$0.061

Net increase in net assets resulting from operations	$0.281	$0.282	$0.293	$0.326	$1.182

Report of Independent Accountants

To the Shareholders and Board of Directors

PMC Capital, Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 1999 and 1998, including the schedule of investments as of December 31, 1999 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 1999 and the financial highlights for each of the five years in the period ended December 31, 1999 present fairly, in all material respects, the financial position of PMC Capital, Inc. and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows and the financial highlights for the periods indicated, in conformity with accounting principles generally accepted in the United States. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities owned as of December 31, 1999 and 1998, provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 25, 2000, except for Notes 5 and 6,

  as to which the date is March 22, 2000
Dallas, Texas

PMC CAPITAL, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS

      Our financial highlights included below should be read in conjunction with the consolidated financial statements and the notes thereto appearing elsewhere in this Form 10-K. The financial highlights below provide information about our financial history. It uses our fiscal year (which ends December 31) and expresses the per share operating performance in terms of a single share outstanding throughout each fiscal period. The information is derived from the audited consolidated financial statements.

	Years Ended December 31,

	1999	1998	1997	1996	1995

Per share operating performance(1):

Net asset value, beginning of period	$6.10	$6.03	$5.64	$5.44	$5.37

Net operating income	0.98	1.12	1.21	1.21	1.09

Net gains or losses on securities realized and unrealized(2)	0.16	0.20	0.47	0.17	0.08

Total from investment operations	1.14	1.32	1.68	1.38	1.17

Less distributions:

Preferred shareholder of consolidated subsidiary	0.02	0.02	0.02	0.02	0.02

Common shareholders	1.02	1.23	1.27	1.16	1.08

Total distributions	1.04	1.25	1.29	1.18	1.10

Net asset value, end of period	$6.20	$6.10	$6.03	$5.64	$5.44

Per share market value, end of period	$8.25	$8.56	$14.56	$14.00	$12.63

Total investment return	9%	(33%)	13%	20%	2%

Ratios and supplemental data:

Net assets, end of period (in thousands)	$73,314	$72,151	$70,166	$62,903	$59,088

Ratio of expenses to average net assets	15%	16%	16%	17%	16%

Ratio of operating income to average net assets	16%	19%	21%	22%	20%

Ratio of net operating income and realized and unrealized gain (loss) on investments to average net assets	18%	20%	24%	22%	20%

Portfolio turnover(3)	87%	58%	20%	16%	30%

Footnotes:

(1)	The per share changes during the year are based on the weighted average number of shares outstanding of the Company during the year presented.
(2)	The per share net gains or losses on securities (realized and unrealized) includes the effect of stock issuances and other changes in per share amounts during the year presented.
(3)	Included in the computation of the portfolio turnover rate are the sales of loans through the secondary market or private placement.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	1999	1998

ASSETS

Investments at value:
Loans receivable, net	$106,325	$116,711
Cash equivalents	22,980	18,489
Investment in unconsolidated subsidiaries	20,038	12,930
Interest-only strip receivables	5,820	4,168
Restricted investments	2,502	2,525
Mortgage-backed security of affiliate	2,007	2,168
Real property owned	65	109

Total investments at value	159,737	157,100

Other assets:
Receivable for loans sold	113	156
Due from unconsolidated subsidiaries	2,277	2,579
Servicing asset	1,179	1,330
Deferred charges, deposits and other assets	932	1,140
Accrued interest receivable	534	581
Cash	213	235
Property and equipment, net	206	228

Total other assets	5,454	6,249

Total assets	$165,191	$163,349

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
SBA debentures payable	$35,640	$39,790
Notes payable	38,333	35,000
Accounts payable	1,940	1,728
Dividends payable	3,198	3,020
Borrower advances	2,415	1,598
Accrued interest payable	1,249	1,264
Due to unconsolidated subsidiaries	628	1
Deferred fee revenue	370	666
Other liabilities	1,104	1,131

Total liabilities	84,877	84,198

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:
Common stock, authorized 30,000,000 shares of $.01 par value,
11,829,116 shares issued and outstanding at December 31, 1999
and 1998	118	118
Additional paid-in capital	71,312	71,312
Undistributed net operating income	1,484	1,495
Net unrealized appreciation (depreciation) on investments	400	(774)

	73,314	72,151

Total liabilities and shareholders’ equity	$165,191	$163,349

Net asset value per common share	$6.20	$6.10

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 1999
(Dollars in thousands, except footnotes)

	Retained Loans					Serviced Loans (2)

	Number					Number
	of					of
Category/ Issuer(1)	Loans	Value	%	Cost	%	Loans	Cost	%

Loans to small business concerns(3):

First Western SBLC, Inc. and Subsidiaries
(Small business lending company loans)
Hotels and motels	59	$9,997	9.4%	$10,275	9.6%	91	$64,569	21.1%
Restaurants	23	1,909	1.8%	1,981	1.9%	47	9,839	3.2%
Retail, other	27	1,666	1.6%	1,736	1.6%	48	8,047	2.6%
Gasoline/ service stations	10	1,139	1.1%	1,169	1.1%	14	5,286	1.7%
Services	29	884	0.8%	941	0.9%	62	9,252	3.0%
Car washes	2	838	0.8%	847	0.8%	2	1,586	0.5%
Food and grocery stores	3	147	0.1%	155	0.1%	4	1,195	0.4%
Laundromats	6	137	0.1%	164	0.2%	10	1,427	0.5%
Wholesale	4	123	0.1%	129	0.1%	9	1,385	0.5%
Manufacturing	6	46	0.0%	49	0.0%	9	1,568	0.5%
Health care	6	19	0.0%	24	0.0%	8	543	0.2%

Total	175	16,905	15.8%	17,470	16.3%	304	104,697	34.2%

Western Financial Capital Corporation
(Small business investment company loans)
Hotels and motels	17	10,488	9.9%	10,497	9.8%	33	24,241	7.9%
Other notes receivable	4	276	0.3%	306	0.3%	6	703	0.2%
Health care	8	241	0.2%	261	0.2%	10	735	0.2%
Services	2	178	0.2%	182	0.2%	11	3,404	1.1%
Retail, other	1	44	0.0%	44	0.0%	3	2,286	0.7%
Gasoline/ service stations	-	-	0.0%	-	0.0%	4	1,527	0.5%
Restaurants	-	-	0.0%	-	0.0%	1	1,087	0.4%
Manufacturing	-	-	0.0%	-	0.0%	1	371	0.1%

Total	32	11,227	10.6%	11,290	10.5%	69	34,354	11.1%

PMC Investment Corporation
(Specialized small business investment company loans)
Hotels and motels	43	36,890	34.8%	37,021	34.6%	86	71,582	23.5%
Health care	4	174	0.2%	225	0.2%	4	225	0.1%
Services	1	65	0.1%	65	0.1%	2	392	0.1%
Retail, other	1	26	0.0%	26	0.0%	1	26	0.0%
Other notes receivable	1	3	0.0%	3	0.0%	1	3	0.0%
Gasoline/ service stations	-	-	0.0%	-	0.0%	5	2,721	0.9%

Total	50	37,158	35.1%	37,340	34.9%	99	74,949	24.6%

PMC Capital, Inc.
(Commercial loans)
Hotels and motels	31	33,847	31.9%	33,861	31.7%	76	82,126	27.0%
Apartment complex	4	3,102	2.9%	3,104	2.9%	4	3,104	1.0%
Services	1	2,348	2.2%	2,348	2.2%	4	3,614	1.2%
Gasoline/ service stations	3	900	0.8%	900	0.8%	3	900	0.3%
Restaurants	2	574	0.5%	574	0.5%	2	574	0.2%
Commercial real estate	1	264	0.2%	266	0.2%	1	266	0.1%
Manufacturing	-	-	0.0%	-	0.0%	1	1,038	0.3%

Total	42	41,035	38.5%	41,053	38.3%	91	91,622	30.1%

Total loans receivable(4)	299	$106,325	100.0%	$107,153	100.0%	563	$305,622	100.0%

(Continued on next page)

PMC CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 1999
(Continued - dollars in thousands, except footnotes)

Category/Issuer(1)	Value	%	Cost	%

Total loans receivable (from prior page)	$106,325	66.5%	$107,153	67.0%

Money market and fund deposit accounts(5):
Bank One money market saving accounts	18,964	11.9%	18,964	11.8%
Dreyfus, Cash Management Plus money market fund	3,016	1.9%	3,016	1.9%
SunTrust, overnight repo account	414	0.2%	414	0.3%
Texas Capital Bank, money market savings accounts	401	0.2%	401	0.2%
Goldman Sachs, Prime Obligation money market fund	104	0.1%	104	0.1%
Goldman Sachs, money market fund	81	0.1%	81	0.1%

Total money market and fund deposit accounts	22,980	14.4%	22,980	14.4%

Investment in unconsolidated subsidiaries:
Investment in PMC Capital L.P. 1999-1 and affiliate	7,949	5.0%	7,949	4.9%
Investment in PMC Limited Partnership and affiliates	6,525	4.1%	6,525	4.1%
Investment in PMC Capital L.P. 1998-1 and affiliate	5,402	3.4%	5,402	3.4%
Investment in PMC Funding Corp. and subsidiary	137	0.1%	137	0.1%
Investment in PMC Advisers, Ltd. and subsidiary	25	0.0%	25	0.0%

Total investment in unconsolidated subsidiaries	20,038	12.6%	20,038	12.5%

Other investments:
Interest-only strip receivables	5,820	3.6%	5,230	3.3%
Investment in Class B certificate of PMC Capital L.P. 1998-1	2,007	1.3%	2,007	1.2%
Bank One Trust Company, restricted investments	1,437	0.9%	1,437	0.9%
SunBank Miami, restricted investments	1,065	0.7%	1,065	0.7%
Real property owned	65	0.0%	65	0.0%

Total other investments	10,394	6.5%	9,804	6.1%

Total investments(6)	$159,737	100.0%	$159,975	100.0%

(1)	Names have been omitted as disclosure to the public may be detrimental to the small business.
(2)	Balances include retained loans, loans sold into the secondary market ($72.7 million), the loans contributed to the Partnerships ($111.2 million) and the unguaranteed portion of First Western loans sold and serviced ($14.5 million). The balance does not include approximately $116.9 million of loan portfolio serviced on behalf of PMC Commercial Trust.
(3)	Interest rates on loans receivable range from 8.0% to 14.5%.
(4)	Balances are at face value of loans, less discounts aggregating $480,000, unamortized fee revenue of $158,000 and reserves of $190,000.
(5)	Interest or dividend rates on money market and fund deposit accounts range from 4% to 5%.
(6)	The aggregate cost of investments for Federal income tax purposes is approximately $158 million.

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,

	1999	1998	1997

Investment income:
Interest	$15,279	$17,214	$17,136
Premium income	1,090	776	1,776
Other investment income, net	843	807	504

Total investment income	17,212	18,797	19,416
Other income, net	2,320	2,893	2,430
Equity in income of unconsolidated subsidiaries, net	3,095	2,624	2,560

Total income	22,627	24,314	24,406

Expenses:
Interest	5,313	5,467	5,548
Salaries and related benefits	4,049	3,965	3,435
General and administrative	860	821	797
Rent	286	244	229
Profit sharing plan	243	243	243
Legal and accounting	235	182	192
Small Business Administration fees	86	106	108
Directors and shareholders expense	68	63	50

Total expenses	11,140	11,091	10,602

Net operating income	11,487	13,223	13,804

Realized and unrealized gain (loss) on investments:
Investments written-off	(1,805)	(219)	(183)
Sale of assets	2,564	925	2,360
Change in unrealized appreciation (depreciation) on investments	1,174	20	(359)

Total realized and unrealized gain (loss) on investments	1,933	726	1,818

Net operating income and realized and unrealized gain
(loss) on investments	$13,420	$13,949	$15,622

Preferred dividends	$250	$250	$250

Basic weighted average common shares outstanding	11,829	11,800	11,411

Diluted weighted average common shares outstanding	11,831	11,800	11,411

Basic and diluted earnings per common share	$1.11	$1.16	$1.35

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands, except share and per share data)

				Net
			Undistributed	Unrealized
		Additional	Net	Depreciation
	Common	Paid-in	Operating	on
	Stock	Capital	Income	Investments	Total

Balance, January 1, 1997	$112	$62,125	$1,101	$(435)	$62,903

Issuances of common stock pursuant to dividend reinvestment and cash purchase plan, 468,706 shares	4	6,430	-	-	6,434

Net income	-	-	15,981	(359)	15,622

Dividends:

Preferred	-	-	(250)	-	(250)

Common ($1.27 per common share)	-	-	(14,543)	-	(14,543)

Balance, December 31, 1997	116	68,555	2,289	(794)	70,166

Issuances of common stock pursuant to dividend reinvestment and cash purchase plan, 198,329 shares	2	2,757	-	-	2,759

Net income	-	-	13,929	20	13,949

Dividends:

Preferred	-	-	(250)	-	(250)

Common ($1.23 per common share)	-	-	(14,473)	-	(14,473)

Balance, December 31, 1998	118	71,312	1,495	(774)	72,151

Net income	-	-	12,246	1,174	13,420

Dividends:

Preferred	-	-	(250)	-	(250)

Common ($1.02 per common share)	-	-	(12,007)	-	(12,007)

Balance, December 31, 1999	$118	$71,312	$1,484	$400	$73,314

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands)

	Years Ended December 31,

	1999	1998	1997

Cash flows from operating activities:
Net operating income and realized and unrealized gain (loss) on investments	$13,420	$13,949	$15,622

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
Loans funded, held for sale	(19,308)	(7,407)	(20,622)
Proceeds from sale of guaranteed loans	19,152	9,978	21,638
Change in unrealized depreciation on investments and investments written-off	631	199	543
Unrealized premium income, net	(664)	(7)	215
Depreciation and amortization	981	1,340	1,032
Accretion of loan discount and deferred fees	(1,462)	(1,163)	(1,623)
Deferred fees collected	163	91	766
Gain on sale of assets, net	(2,564)	(928)	(2,360)
Equity in income of unconsolidated subsidiaries, net	(3,095)	(2,624)	(2,560)

Net change in operating assets and liabilities:
Accrued interest receivable	(125)	29	(231)
Other assets	99	338	(527)
Accrued interest payable	(15)	(52)	(127)
Borrower advances	817	(81)	(116)
Other liabilities	(143)	(1,610)	(1,069)

Net cash provided by operating activities	7,887	12,052	10,581

Cash flows from investing activities:
Loans funded	(64,956)	(59,043)	(65,739)
Principal collected and other adjustments	15,431	24,661	10,069
Proceeds from interest-only strip receivables	583	792	648
Purchase of furniture and fixtures and other assets	(39)	(146)	(139)
Proceeds from (purchase of) mortgage-backed security of affiliate	161	(2,168)	-
Proceeds from sale of assets	71	301	22,986
Proceeds from partnership distributions	5,672	3,012	3,347
Release of (investment in) restricted cash	23	273	(1,569)
Investment in unconsolidated subsidiaries	(3,524)	(3,253)	-
Advances from (to) unconsolidated affiliates, net	929	(1,555)	(1,004)

Net cash used in investing activities	(45,649)	(37,126)	(31,401)

Cash flows from financing activities:
Proceeds from issuance of senior notes	10,000	-	-
Proceeds from issuance of common stock	-	2,061	5,475
Proceeds from unconsolidated subsidiary	55,649	40,876	-
Payment of dividends on common stock	(11,829)	(14,771)	(13,197)
Payment of dividends on preferred stock	(250)	(250)	(250)
Payment of senior notes	(6,667)	-	-
Payment of SBA debentures	(4,150)	(1,500)	(3,280)
Payment of issuance costs on notes and debentures	(523)	(119)	(443)

Net cash provided by (used in) financing activities	42,230	26,297	(11,695)

Net increase (decrease) in cash and cash equivalents	4,468	1,223	(32,515)

Cash and cash equivalents, beginning of year	18,725	17,502	50,017

Cash and cash equivalents, end of year	$23,193	$18,725	$17,502

Supplemental disclosure:
Interest paid	$5,328	$5,474	$5,631

Dividends reinvested	$-	$700	$963

Reclassification from loans receivable to real property owned	$377	$109	$203

Loans and interest receivable transferred to unconsolidated subsidiary, net	$4,832	$5,471	$-

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

Business

PMC Capital, Inc. (“PMC Capital” and, together with its subsidiaries, “we” or “our”) is a diversified closed-end management investment company that operates as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our common stock (the “Common Stock”) is traded on the American Stock Exchange under the symbol “PMC.” We have elected to be taxed as a regulated investment company under the Internal Revenue Code and distribute substantially all our taxable income as dividends to our shareholders, thereby incurring no Federal income tax liability on such income.

We are primarily engaged in the business of originating loans to small businesses either directly or through our three principal subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). We primarily originate loans to individuals and small business concerns in the lodging industry. We also target the medical, food service, service, retail and commercial real estate industries. We are a national lender that primarily lends to businesses in the Southwest and Southeast regions of the United States. In addition to our lending operations, we earn revenue as an investment advisor who evaluates and services loans and other investment alternatives pursuant to a fee arrangement with PMC Commercial Trust (“PMC Commercial”). PMC Commercial is a real estate investment trust and our affiliate as a result of common management.

First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. In addition, PMC Capital is either directly or indirectly the sole shareholder or partner of several non-investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); PMC Capital Limited Partnership (the “1996 Partnership”) and its related general partner and trust; PMC Capital, L.P. 1998-1 (the “1998 Partnership”), and its related general partner and PMC Capital, L.P. 1999-1 (the “1999 Partnership” and together with the 1996 Partnership and the 1998 Partnership, the “Limited Partnerships”) and its related general partner.

Principles of Consolidation

The consolidated financial statements include the accounts of PMC Capital and its wholly owned regulated investment company subsidiaries, First Western, PMCIC and Western Financial. Inter-company transactions have been eliminated in consolidation.

The accounts of our wholly-owned non-investment company act subsidiaries, PMC Advisers, PMC Funding and the Limited Partnerships are accounted for by the equity method of accounting in conformity with Federal securities laws.

Consolidated Subsidiaries

First Western is a small business lending company (“SBLC”) that originates variable-rate loans which are partially guaranteed by the Small Business Administration (“SBA”) pursuant to its Section SBA 7(a) program (the “SBA 7(a) program”). PMCIC is a licensed specialized small business investment company (“SSBIC”) under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMCIC are either fixed or variable based on the prime lending rate (“Prime Rate”). As an SSBIC, PMCIC is eligible to obtain long-term, fixed-rate, funding from the SBA through the issuance of debentures (which are guaranteed by the SBA and on which the interest rate is being reduced through an SBA subsidy by 3% during the first five years). The SBA subsidy is no longer provided on new issuances under the SSBIC program.

Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides long-term loans to borrowers whether or not they qualify as “disadvantaged”. The interest rates on loans originated by Western Financial are either fixed or variable based on the Prime Rate. As an SBIC, Western

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial is eligible to obtain long-term, fixed-rate, funding from the SBA through the issuance of debentures.

PMC originates loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by the subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the SBA 7(a) program or SBIC programs.

Unconsolidated Entities

PMC Advisers acts as the investment advisor for PMC Commercial.

PMC Funding holds assets on our behalf. PMC Capital is the sole shareholder of PMC Funding.

The 1996 Partnership was formed as a Delaware limited partnership in November 1996 to act as our special purpose affiliate and to acquire loans from us and to issue fixed-rate debt through a private placement. PMC Capital Corp. is a Delaware corporation formed in November 1996 to be the independent trustee of the general partner of the Partnership. PMC Trust 1996-A is a Delaware business trust formed in November 1996 to be the general partner of the Partnership.

The 1998 Partnership was formed as a Delaware limited partnership in November 1998 to act as our special purpose affiliate and to acquire loans from us and to issue variable-rate debt through a private placement. PMC Capital Corp. 1998-1 is a Delaware corporation formed in November 1998 to be the general partner of the 1998 Partnership.

The 1999 Partnership was formed as a Delaware limited partnership in May 1999 to act as our special purpose affiliate and to acquire fixed-rate loans from us and to issue fixed-rate debt through a private placement. PMC Capital Corp. 1999-1 is a Delaware corporation formed in May 1999 to be the general partner of the 1999 Partnership.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Valuation of Investments

Loans Receivable:   Loans receivable are valued at our Board of Directors’ estimate of amounts that could be realized in the normal course of business. The Board of Directors anticipates that we hold our loans to maturity and has estimated the fair value of loans receivable to approximate the remaining unamortized principal of the loans, unless there is doubt as to the realization of the loan (a “Problem Loan”). A valuation reserve is established for a Problem Loan based on the creditor’s payment history, collateral value, guarantor support and other factors.

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

When selling the SBA-guaranteed portion of loans, the basis of the retained portion of the loans has been reduced by the differential between the face amount of the unguaranteed portion of the loans and the value of the loans. This difference is the Retained Loan Discount. At the time of sale, premium income is reduced by the Retained Loan Discount. Unless the underlying loans are paid in full or sold, the Retained Loan Discount is amortized over the life of the underlying loan based on an effective yield method. When a loan is prepaid, the remaining Retained Loan Discount is recognized as an increase to interest income.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

When a loan is sold, the remaining Retained Loan Discount is included as a reduction to the basis of the retained portion of the underlying loan as a reduction of cost.

Deferred fees consist of non-refundable fees less direct loan origination costs. For loans originated prior to January 1, 1998, these fees are being recognized over the expected life of the related loan. For loans originated subsequent to December 31, 1997, these fees are being recognized currently. This change did not materially impact our financial statements.

Cash Equivalents:   We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at value, which approximates cost.

Investment in Unconsolidated Subsidiaries:   Our investments in unconsolidated subsidiaries are carried at value, which approximates the basis in our unconsolidated subsidiaries under the equity method of accounting.

Interest-only Strip Receivable and Servicing Asset:  We follow Statement of Financial Accounting Standards (“SFAS”) No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, which provides for the accounting and reporting of transfers and servicing of financial assets based on a financial-components approach.

The transfer of assets that qualifies for sale treatment under SFAS No. 125 is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. We typically receive cash and retain the right to receive contractual servicing fees (the “servicing asset”) and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the interest-only strip receivable) in exchange for a portion of the loan, typically the guaranteed portion of an SBA 7(a) loan. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) the relative fair values of the servicing rights and (c) the interest-only strip receivable retained, constitutes the gain on sale.

In accordance with SFAS No. 125, we establish a servicing asset to the extent we receive contractual compensation for servicing loans which is in excess of adequate compensation to service the loans. Servicing the sold portion of government guaranteed loans requires First Western to retain a minimum servicing spread of 1%. This spread is in excess of what we consider adequate compensation to service the loans. Accordingly, we have recorded a servicing asset relating to the servicing of the sold portion of First Western’s loans. The servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets.

The interest-only strip receivable is accounted for as an investment in debt securities classified as available for sale under SFAS No. 115. As of the date a securitization is completed, an asset is established and classified as an “interest-only strip receivable.” This receivable is initially valued based on our estimate of the anticipated discounted future cash flows retained by us related to the pool of securitized loans. The discount rate is a market rate based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction.

On a quarterly basis thereafter, income generated by the interest-only strip receivable is recognized based on an “internal rate of return” (the “IRR”) which during the initial reporting period after completion of the securitization is the market rate used in valuing the interest-only strip receivable. We update the anticipated future cash flows on a quarterly basis and determine an updated IRR based on the recorded interest-only strip receivable during the following quarter. If during any evaluation of the value of the interest-only strip receivable it is determined that the IRR is lower than a “risk free” rate for an asset of similar duration, a realized loss will be incurred which adjusts the recorded value of the interest-only strip receivable to the market value. During 1999, as a result of the significant amount of loans which prepaid, the present value of the cash flows expected to be received on First Western loans sold in the secondary market, using a risk-free rate of return, is less than the amortized cost of the related interest-only strip

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

receivable. Accordingly, valuation losses of $1.3 million which have previously been reflected in our income statement as unrealized losses were realized.

In addition, on a quarterly basis, we measure the fair value of the interest-only strip receivable based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the interest-only strip receivable is reflected on the accompanying consolidated statements of income as an unrealized gain (loss) on investment. As of December 31, 1999 and 1998, there was an unrealized appreciation (depreciation) of $590,000 and ($180,000), respectively, related to the interest-only strip receivable. During the years ended December 31, 1999 and 1998, we recorded a net realized and unrealized loss of $500,000 and a net unrealized gain of $120,000, respectively, relating to the interest-only strip receivable.

The estimated net servicing income and the investment in the interest-only strip receivable are based in part upon our estimate of prepayment speeds, including default rates. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline, accordingly total income during the period of change and subsequent periods would be reduced. If prepayments occur slower than anticipated, cash flows would exceed estimated amounts and total income during the period of change and subsequent periods would be enhanced.

Restricted Investments: Our restricted investments consist of highly liquid investments purchased with an original maturity of three months or less. Restricted investments are carried at value, which approximates cost.

Mortgage-Backed Security of Affiliate: The mortgage-backed security represents the ownership of the Class B notes of the 1998 Partnership and is valued at amortized cost, which approximates fair value.

Real Property Owned: Real property owned is valued at our Board of Directors’ estimate of fair value, based upon appraisals and other factors.

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

Valuation of Debt

Our debt is valued at the remaining unamortized balance of the debt.

Net Unrealized Appreciation (Depreciation) on Investments

Included in net unrealized appreciation (depreciation) on investments on the accompanying consolidated balance sheets are valuation allowances for loans receivable and the interest-only strip receivables.

Interest Income

Interest income includes income on loans and the yield on the interest-only strip receivables. Interest income on loans is accrued as earned and the accrual of interest is generally suspended when the related loan becomes 60 days past due (a “Non-accrual Loan”). Interest income on a Non-accrual Loan is recognized on a cash basis.

Premium Income

For loans originated by the SBLC, gain on the sale of the SBA guaranteed portion of such loans to the secondary market has been adjusted to reflect a normal service fee for our future retained servicing rights.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premium income represents the differential between the value attributable to the sale of a loan to the secondary market and the principal balance (cost) of the loan. The sale price includes the value attributable to any excess servicing spread retained by us plus any cash received.

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

Realized gains on the sale of loans are recognized based upon the difference between the sales price as adjusted for the value of the anticipated future cash values (as reduced by the effect of future expected credit losses) and the carrying value of the assets (including the Retained Loan Discount, if any).

Federal Income Taxes

We have elected to be treated as a regulated investment company by meeting certain requirements of the Internal Revenue Code relating to the distribution of our net investment income to shareholders. Thereby we incur no Federal income tax liability on such income. Based on our status as a regulated investment company, we may elect to retain, deem to distribute or distribute, in whole or in part, net long-term capital gains realized on the disposition of our investments.

Any dividends we declared in October, November or December of any calendar year, payable to shareholders of record on a specified date in such month and actually paid during January of the following year, may be treated as if the shareholders received it on December 31 of the year declared.

Distributions to Shareholders

Distributions to shareholders are recorded on the ex-dividend date.

Note 2.  Loans Receivable:

Loans receivable consist primarily of loans made under SBIC, SSBIC and SBLC programs established by the SBA and financings to businesses outside of the SBA loan programs.

As an SBLC, First Western originates loans which are partially guaranteed by the SBA and which are collateralized generally, with first liens on real and/or personal property of the borrower. The SBA guarantees repayment of up to 80% of the principal amount of the loans originated by First Western. First Western sells, without recourse, the guaranteed portion of its loans into the secondary market (“SBA Guaranteed Sales”) while retaining the rights to service the loans. First Western’s loans: (i) generally range in original principal amount from $50,000 to $1,100,000, (ii) provide for a variable rate of interest based on 1.0% to 2.75% above the then prevailing prime rate, (iii) have a term of seven to 25 years, (iv) may be prepaid without penalty and (v) require monthly payments covering accrued interest and amortization of principal based in part on the remaining useful life of the assets collateralizing the loans and on the borrowers’ use of loan proceeds. At December 31, 1999, included in loans receivable are approximately $2.8 million which represents the guaranteed portion of First Western loans available for sale.

The principal balance of the loans serviced on behalf of third parties by First Western was approximately $87.2 million and $105.8 million at December 31, 1999 and 1998, respectively.

PMCIC and Western Financial originate loans that are payable in monthly installments of principal and interest based upon five to 20 year amortization periods, with the balance due at maturity. These loans are

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

collateralized with first liens on real and/ or personal property and are generally guaranteed by the principals of the borrower.

PMC Capital originates loans to borrowers on a non-SBA supported basis, using similar criteria for loans that are funded under the SBA programs utilized by its three principal subsidiaries. These loans are:(i) to borrowers who exceed the eligibility requirements of the SBA 7(a) program or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization periods, with the balance due at maturity, (iii) generally collateralized by real estate and/or equipment, (iv) contain prepayment fees, and (iv) are generally guaranteed by the principals of the borrower.

Our portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of retained loans were to borrowers in Texas and Georgia, as noted below:

	Percentage of Loan
	Portfolio
	December 31,

State	1999	1998

Texas	27%	35%
Georgia	13%	4%
Arizona	8%	2%
North Carolina	6%	4%
Florida	4%	6%
California	3%	8%
Other	39%	41%

	100%	100%

The activity in net unrealized depreciation on loans receivable is as follows:

	Years Ended December 31,

	1999	1998

Balance, beginning of period	$594,000	$494,000

Provision for losses	131,000	319,000

Loans written-off	(535,000)	(219,000)

Balance, end of period	$190,000	$594,000

Loans receivable with an aggregate retained balance of $0.8 million and $1.6 million were greater than 60 days past due, litigation against the borrowers has commenced, or the loans are in the process of liquidation at December 31, 1999 and 1998, respectively.

At December 31, 1999 and 1998, the recorded investment in loans identified as impaired in accordance with SFAS No. 114 totaled $0.5 million and $1.8 million, respectively. Of this total, at December 31, 1999 and 1998, approximately $0.3 million and $0.6 million, respectively, related to loans with no valuation reserve, since the estimated fair value of the collateral for each loan exceeds the respective loan balance. Approximately $0.2 million and $1.3 million of these loans at December 31, 1999 and 1998, have a corresponding valuation allowance of $0.2 million and $0.6 million, respectively. At December 31, 1999 and at December 31, 1998, we had recognized $6,000 in valuation allowances on identified problem loans of $29,000 and $44,000, respectively, which were not deemed impaired. We did not recognize any material amount of interest on impaired loans during the portion of the period that they were impaired. Had these impaired loans performed in accordance with their original terms, interest income of approximately $50,000 and $0.2 million, respectively, would have been recognized during the years ended December 31, 1999 and 1998.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the SBA Guaranteed Sales, First Western sells through separate transactions, the unguaranteed portion of some of its originated loans through private placements (“SBA Unguaranteed Sales”). First Western retains the right to service all such loans. The guaranteed portions are sold to either dealers in government guaranteed loans or institutional investors and some of the unguaranteed portions have been sold in privately negotiated transactions between First Western and the purchasers.

During the year ended December 31, 1996, PMC Capital contributed approximately $45.7 million (aggregate principal balance due, including $34.4 million in loans transferred from PMCIC and Western Financial to PMC Capital) of loans to the 1996 Partnership without recourse. At December 31, 1999, the aggregate remaining principal balance of those loans was $14.2 million.

During November 1998, PMC Capital contributed approximately $43.1 million (aggregate principal balance due, including $22.3 million in loans transferred from PMCIC and Western Financial to PMC Capital) of loans to the 1998 Partnership without recourse. At December 31, 1999, the aggregate remaining principal balance of those loans was $39.4 million.

During the year ended December 31, 1999, PMC Capital contributed approximately $60.3 million (aggregate principal balance due, including $29.9 million in loans transferred from PMCIC and Western Financial to PMC Capital) of loans to the 1999 Partnership without recourse. At December 31, 1999, the aggregate remaining principal balance of those loans was $57.5 million.

Note 3.  Servicing Asset and Premium Income:

By retaining the right to service the loan, First Western earns an interest rate spread equal to the difference between the interest rate on the loan and the interest rate paid to the purchaser on the sold portion (this difference being the “Servicing Spread”). On SBA Guaranteed Sales, First Western or PMC Capital recognizes premium income by receiving either a cash premium, an excess servicing right on the sale or a combination of these elements. On SBA Guaranteed Sales that involve receiving the maximum premium, First Western retains the minimum Servicing Spread of 1% required by SBA regulations (“SBA Minimum Servicing”). When receiving the maximum premium, PMC Capital or First Western recognizes as premium income the difference between the amount received from the purchaser and the aggregate of the outstanding principal amount of the guaranteed portion plus any value of the Servicing Spread in excess of normal servicing fees (the “Excess Servicing Spread”).

On SBA Guaranteed Sales, First Western recognizes premium income equal to the value of the Excess Servicing Spread, plus the difference, if any, between the amount received from the purchaser and the outstanding principal amount of the guaranteed portion sold.

Our Board of Directors estimates the value of the Excess Servicing Spread based upon various factors including premiums realized on comparable transactions in the secondary market with a 1% servicing fee being retained, comparable market bids with normal servicing rates on SBA loans and the likelihood of prepayment. The value of the Excess Servicing Spread is recognized as premium income at the time of the sale and is concurrently capitalized as an asset on our balance sheet as the Servicing Asset and the interest-only strip receivable.

The activity in the servicing asset is summarized as follows:

	Years Ended December 31,

	1999	1998	1997

Aggregate balance, beginning of year	$1,330,000	$1,607,000	$1,753,000
Aggregate additions	275,000	222,000	328,000
Amortization	(426,000)	(499,000)	(474,000)

Aggregate balance, end of year	$1,179,000	$1,330,000	$1,607,000

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.  Property and Equipment:

Property and equipment consisted of the following:

	As of December 31,

	1999	1998

Furniture and equipment	$574,000	$536,000
Automobiles	13,000	13,000

	587,000	549,000
Less: accumulated depreciation	(381,000)	(321,000)

	$206,000	$228,000

Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was approximately $0.1 million, $0.2 million and $0.1 million, respectively. Included in amortization is approximately $0.1 million during the year ended December 31, 1998 to write-off of leasehold improvements relating to the previously occupied leased office space which was terminated on January 1, 1999.

Note 5.  Notes Payable:

At December 31, 1999 and 1998 outstanding uncollateralized notes were as follows:

	As of December 31,

	1999	1998

Note payable, 7.20% interest rate, matures July 19, 2001(1)	$13,333,000	$20,000,000
Note payable, 6.97% interest rate, matures December 15, 2002	5,000,000	5,000,000
Note payable, 8.60% interest rate, matures April 19, 2003	5,000,000	5,000,000
Note payable, 7.49% (2) interest rate, matures April 19, 2004	5,000,000	5,000,000
Note payable, 7.44% interest, matures July 19, 2005	10,000,000	-

	$38,333,000	$35,000,000

(1)	Payable in equal annual installments on July 19, 2000 and 2001.
(2)	Reset quarterly at 1.3% over the three month LIBOR at the time of reset.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payments required on the notes at December 31, 1999, are as follows:

Year Ending
December 31,	Amount

2000	$6,666,000
2001	6,667,000
2002	5,000,000
2003	5,000,000
2004	5,000,000
2005	10,000,000

$38,333,000

The notes require us to meet certain covenants (terms are as defined in the applicable note agreement), the most restrictive of which require (i) that net loans receivable exceed 150% of senior funded debt, (ii) the increase in our loan valuation reserve for any 12 month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At December 31, 1999, we were in compliance with all of the covenants of these notes.

We have a $15 million uncollateralized revolving credit facility, amended on March 22, 2000, which expires March 2002. Advances pursuant to the credit facility bear interest at our option of the bank’s prime rate less 50 basis points or the London Interbank Offering Rate (LIBOR) plus 175 basis points. The credit facility requires that we meet certain covenants, the most restrictive of which requires that the ratio of net charge-offs to net loans receivable not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 135% for PMC Capital and 150% including our consolidated subsidiaries, as amended. At December 31, 1999 and 1998 we had no outstanding amounts borrowed on this credit facility, and we were in compliance with all covenants of this facility.

Note 6.  SBA Debentures Payable:

Debentures payable represent amounts due to the SBA as a result of borrowing made pursuant to the SBIA. At December 31, 1999, the maturities, interest rates and principal payments on the SBA debentures were as follows:

Maturity Date (1)	Interest Rate	Amount

January 2, 2000(2)	7.875%	$3,000,000
March 1, 2000(2)	9.350%	1,000,000
June 1, 2000	(3) 9.300%	300,000
June 1, 2000	9.300%	2,000,000
June 1, 2000	(4) 9.300%	1,030,000
September 1, 2000	9.600%	4,310,000
December 1, 2002	(3) 7.510%	510,000
September 1, 2004	8.200%	3,000,000
September 1, 2004	8.200%	3,000,000
March 1, 2005	(5) 4.840%	3,000,000
June 1, 2005	(6) 3.690%	5,000,000
September 1, 2005	(7) 3.875%	7,000,000
September 1, 2006	7.590%	2,490,000

		$35,640,000

(1)	During the year ended December 31, 1999 and 1998, we paid off $4,150,000 and $1,500,000, respectively, in debentures payable at their maturity. Total debentures outstanding at December 31, 1998 were $39,790,000.

(2)	Paid in full at maturity.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)	During April 1995, we assumed $2,260,000 in SBA debentures from a non-affiliated SBIC in exchange for loans receivable and cash.

(4)	During May 1996, we assumed $1,030,000 in SBA debentures from a non-affiliated SBIC in exchange for loans receivable and cash.

(5)	The interest rate will increase to 7.840% in March 2000 until maturity.

(6)	The interest rate will increase to 6.690% in June 2000 until maturity.

(7)	The interest rate will increase to 6.875% in September 2000 until maturity.

Note 7.  Commitments and Contingencies:

Operating Leases

During 1991, we entered into an agreement to lease our corporate office space for a 15 year period from a corporation, a majority of whose principals are our officers and directors. Leasehold improvements of $150,000 were paid to the corporation for costs incurred during the build-out of the leased premises. During September 1998, we exercised the option to terminate the lease effective January 1, 1999.

In September 1998, we entered into a five year lease for office space commencing December, 1998. We may at our option, renew the term of the lease for two additional five year periods. At December 31, 1999, we had additional agreements to lease office space in Phoenix, Arizona; and Atlanta, Georgia. Rental expense amounted to approximately $286,000, $244,000 and $229,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

Future minimum lease payments at December 31, 1999 are as follows:

Year Ending
December 31,	Amount

2000	$284,000
2001	284,000
2002	284,000
2003	284,000
2004	24,000

$1,160,000

Loan Commitments

Loan commitments outstanding at December 31, 1999, to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $49.2 million. Of these commitments, $11.5 million are for loans to be originated by First Western, a portion of which will be sold pursuant to SBA Guaranteed Sales. These commitments are made in the ordinary course of our business and in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Since year end, we have increased our outstanding commitments to fund loans to over $60 million. We have $15 million available under our revolving credit facility. Additional sources of capital include principal collections on our existing loan portfolio and proceeds from the sale of 7(a) loans in the secondary market. We are also developing a loan pool of approximately $40 million to $50 million for a securitization transaction which is anticipated to be completed prior to September 30, 2000. To the extent

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

commitments pertain to PMCIC or Western Financial, we should be able to issue SBA debentures to fund those commitments. There can be no assurances that we will be able to complete the above transactions at acceptable advance rates and/or interest rates. If not, we may have to refer commitments to PMC Commercial, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets to meet our committed obligations when and if they come due.

Employment Agreements

We have employment contracts with certain of our officers and/or employees for terms expiring June 2001. Annual remuneration during the term of the contracts does not exceed $315,000 for any one individual. Future minimum payments under these contracts are as follows:

Year Ending
December 31,	Amount

	(In thousands	)

2000	$1,185
2001	1,185
2002	592

	$2,962

During the years ended December 31, 1999, 1998 and 1997 compensation to officers was approximately $1.7 million, $1.5 million and $1.6 million, respectively.

Litigation

In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our consolidated financial position or results of operations.

Note 8.  Credit and Interest Rate Risk:

In connection with First Western’s securitization and sale of the unguaranteed portions of SBA loans and the structured sale by PMC Capital, we are subject to credit risk. When we complete these types of transactions, the investors’ protection from losses is provided by: (i) the subordination of our right to receive payment on loans receivable (aggregating approximately $0.2 million at December 31, 1999), (ii) the subordination of the interest-only strip receivable related to our right to receive the Excess Servicing Spread on those loans sold (valued at $5.8 million at December 31, 1999, included in interest-only strip receivable on the accompanying balance sheet), (iii) the subordination of the Class B certificate held by PMC Capital (valued at approximately $2.0 million at December 31, 1999), (iv) the investment in the 1998 Partnership and 1999 Partnership (valued at $13.3 million at December 31, 1999) and (v) cash deposits held in restricted interest bearing bank accounts of $2.5 million at December 31, 1999.

Impairment of the interest-only strip receivable is measured based on its fair value. In measuring impairment at December 31, 1999 and 1998, the servicing portfolio was evaluated based upon the predominant risk characteristics which we have determined to be prepayment and payment default risks. We evaluated the serviced portfolio for (i) the interest-only strip receivable related to SBA Guaranteed Sales, (ii) the securitized sale of the unguaranteed portion of SBA loans in 1994 and 1997 (the “SBA Unguaranteed Sales”) and (iii) the structured sale of loans in 1998 and 1999. Based upon current prepayment assumptions, estimates of default rates and a discount factor considering the current interest rate environment, we have recorded a net realized and unrealized loss of $0.5 million during the year ended December 31, 1999 and a net unrealized gain of $0.1 million during the year ended December 31, 1998. At December 31, 1999 and 1998, the net unrealized appreciation (depreciation) related to the interest-only strip receivables was $0.6 million and ($0.2 million), respectively.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with our investment in the Limited Partnerships, all payments of principal and interest on the loans contributed to the Limited Partnerships are to be deposited with the respective trustee and are used to pay the respective noteholders the required monthly principal and interest then due on the notes pursuant to the respective Trust Indenture (as defined below) prior to releasing any excess funds to the Limited Partnerships free and clear of the respective Trust Indenture. The Limited Partnerships’ obligations to the respective noteholders are also collateralized by: (i) the differential between the outstanding principal balance remaining due on the underlying loans held by the Limited Partnerships and the balance due the respective noteholders, (ii) the reserve account established to provide liquidity to the noteholders (the “Reserve Account”) and (iii) money held in the operating accounts of the Limited Partnerships to the extent they are restricted as described below.

Pursuant to the terms of the respective trust indenture that we have entered into with the noteholders and the Limited Partnerships (the “Trust Indenture”) under certain circumstances, the excess cash, after payment of the required principal and interest to the respective partnership noteholders (the “Excess Cash”), must be retained in the Reserve Account until the covenants are in compliance. Of the assets of the Limited Partnerships at December 31, 1999, approximately $93,000 was Excess Cash which was distributed to us in January 2000.

We have established a fundamental policy that requires investment of at least 25% of our total assets in the lodging industry, and allows investment of up to 100% of our total assets in this industry. At December 31, 1999 and 1998, loans to businesses in the lodging industry comprised 55% and 61% of our total assets, respectively, and 86% and 85% of our loans receivable, net, respectively. Any economic factors that negatively impact the lodging industry could have a material adverse effect on our business. Additionally, at December 31, 1999, loans to businesses located in Texas and Georgia comprised approximately 27% and 13%, respectively, of our outstanding loan portfolio. A decline in economic conditions in Texas or Georgia may have an adverse affect on us.

Our net income is affected by the spread between the rate at which we borrow funds and the rate at which we loan these funds. A significant portion of the portfolios of PMC Capital, Western Financial and PMCIC have typically been long-term and at fixed rates of interest and the borrowed funds of these companies are typically long-term and at fixed rates of interest. PMCIC, Western Financial and PMC have also originated variable-rate loans which were part of the structured securitization and sale that was completed in November 1998 with a variable interest rate. First Western originates variable-rate loans and has utilized equity capital of PMC Capital and structured sales of loans to obtain funds necessary to originate loans. If the yield on the loans we originated with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, our cash flow will be reduced. During periods of changing interest rates, interest rate mismatches could negatively impact our net income, dividend yield and the market price of our Common Stock. Most of the fixed-rate loans that we have originated have prepayment penalties. If interest rates decline, we may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be re-loaned or invested at lower rates, which may have an adverse effect on our ability to maintain dividend distributions at existing levels.

Note 9.  Cumulative Preferred Stock of Consolidated Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) and 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). PMCIC has authorized issuance of up to 100,000 shares of the 3% Preferred Stock and 100,000 shares of the 4% Preferred Stock. The 3% Preferred Stock and the 4% Preferred Stock (collectively, the “Preferred Stock”) are held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or in part, the 3% Preferred Stock by paying 35% of the par value of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $90,000 on the 3% Preferred Stock were recognized during each of the years ended December 31, 1999, 1998 and 1997.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 4% Preferred Stock was issued during 1994 ($2,000,000) and 1995 ($2,000,000), and must be redeemed at par no later than 15 years from the date of issuance. Dividends of approximately $160,000 were recognized on the 4% Preferred Stock during each of the years ended December 31, 1999, 1998 and 1997, respectively.

Neither series of Preferred Stock has any preemptive or conversion rights. The Preferred Stock provides for a liquidation preference in the amount of $100 per share plus accrued and unpaid dividends.

Note 10.  Shareholders’ Equity:

We have a dividend reinvestment and cash purchase plan (the “Plan”) for up to 1,000,000 shares of common stock. As amended, effective March 1998, participants in the Plan have the option to reinvest all or a portion of dividends received plus an optional cash purchase of up to $5,000 per month. The optional cash portion of the plan was suspended during April, 1998. In addition, since April 1998 we have been using the open market to purchase shares with the proceeds from the dividend reinvestment portion of the plan. Accordingly, when we use the open market to purchase the shares we do not issue new shares or receive the proceeds. As a result we had no share issuances during the year ended December 31, 1999. During the years ended December 31, 1998 and 1997, we issued 198,329 and 468,706, shares of common stock pursuant to the Plan for proceeds (through cash and the reinvestment of dividends) of approximately $2.8 million and $6.4 million, respectively.

Note 11.  Borrower Advances:

We finance several projects during the construction phase. At December 31, 1999 we were in the process of funding approximately $27.3 million in construction projects, of which $14.7 million has not been funded. As part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from the borrowers and release the funds upon presentation of appropriate supporting documentation. We had approximately $2.4 million and $1.6 million in funds held on behalf of borrowers at December 31, 1999 and 1998, respectively, which is included as a liability on the accompanying consolidated balance sheets.

Note 12.  Realized and Unrealized Gain (Loss) on Investments:

During the years ended December 31, 1999, 1998 and 1997 we recognized gains of $2.6 million, $0.9 million and $2.4 million, respectively, from the sale of loans through structured financings or securitizations.

In determining the gain on sale and fair value of the interest-only strip receivable and servicing asset related to our securitization and sale transactions, we utilize certain assumptions which include:

	SBA 7(a)	Non-SBA 7(a)
	Transactions	Transactions

Prepayment rate(a)	Minimum 22% CPR	Minimum 8% CPR

Loss rate(b)	Approximately 0.5% per anum	Approximately 0.5% per anum

Discount rate(c)	14.4%	14.4%

(a) The prepayment rate is based on current performance of the respective loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans.

(b) Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a 0.5% loss rate covers this inherent risk.

(c)  The rate is as of December 31, 1999 and is based upon our estimate of comparable rates of discount which would be used by potential purchasers of similar assets.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in our investments written-off and change in unrealized appreciation (depreciation) on investments is as follows:

	Year Ended December 31, 1999

	Interest-Only
	Strip	Loans
	Receivables	Receivable	Total

Investments written-off	$(1,270,000)	$(535,000)	$(1,805,000)

Change in unrealized appreciation (depreciation) on investments	770,000	404,000	1,174,000

Total realized and unrealized gain (loss) on investments	$(500,000)	$(131,000)	$(631,000)

	Year Ended December 31, 1998

	Interest-Only
	Strip	Loans
	Receivables	Receivable	Total

Investments written-off	$-	$(219,000)	$(219,000)

Change in unrealized appreciation (depreciation) on investments	120,000	(100,000)	20,000

Total realized and unrealized gain (loss) on investments	$120,000	$(319,000)	$(199,000)

	Year Ended December 31, 1997

	Interest-Only
	Strip	Loans
	Receivables	Receivable	Total

Investments written-off	$-	$(183,000)	$(183,000)

Change in unrealized appreciation (depreciation) on investments	(300,000)	(59,000)	(359,000)

Total realized and unrealized gain (loss) on investments	$(300,000)	$(242,000)	$(542,000)

Note 13.  Earnings Per Common Share Computations:

The computations of basic earnings per common share are based on the weighted average number of our shares outstanding. The weighted average number of shares used in the computations of basic earnings per common share was 11,829,000, 11,800,000 and 11,411,000 for the years ended December 31, 1999, 1998 and 1997, respectively. For the purposes of determining the diluted earnings per share, the weighted average shares outstanding were 11,831,000 and was increased by the effect of stock options during the year ended December 31, 1999. There was no change in the weighted average shares outstanding for the effect of stock

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

options during the year ended December 31, 1998 since the stock options were anti-dilutive. Prior to 1998, we did not have a stock option plan. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were approximately $250,000 during each of the years ended December 31, 1999, 1998 and 1997.

Note 13.  Profit Sharing Plan:

We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, $243,000 has been expensed during each of the years ended December 31, 1999, 1998 and 1997, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Directors.

Note 14.  Related Party Transactions:

Pursuant to SBA rules and regulations, distributions from our wholly-owned regulated investment company subsidiaries are limited. As of December 31, 1999 and 1998, the amounts of dividends available for distribution were approximately $2.0 million and $1.9 million, respectively. See the accompanying consolidating financial statements.

Pursuant to the investment management agreements entered into between PMC Commercial and PMC Advisers, fees of between 0.40% and 1.67%, annually, are charged by PMC Advisers based upon the average principal outstanding of PMC Commercial’s loans. In addition, the investment management agreement was amended to include compensation to PMC Advisers for its assistance in the issuance of PMC Commercial’s debt and equity securities. During 1998, a second investment management agreement was entered into which provides a fee to be paid to PMC Advisers for providing services relating to the supervision of leases entered into by PMC Commercial and charged a fee relating to the acquisition by PMC Commercial of limited service hospitality properties. Fees for the three years in the period ended December 31, 1999 were as follows:

	Years Ended December 31,

Type of Fee	1999	1998	1997

	(In thousands)
Loan servicing and origination fee	$1,726	$1,789	$1,662
Lease supervision	482	218	-
Structured financing	-	167	-
Property acquisition	81	466	-

	$2,289	$2,640	$1,662

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Investment in Unconsolidated Entities:

As described in Note 1, the consolidated financial statements include the accounts of PMC Capital and its wholly owned regulated investment company subsidiaries. The accounts of PMC Advisers, PMC Funding Corp., the 1996 Partnership and the 1998 Partnership (the “Unconsolidated Entities”) are accounted for by the equity method of accounting in conformity with Federal securities law.

PMC Advisers.  PMC Capital allocates overhead to PMC Advisers to the extent that PMC Advisers utilizes the staff and facilities of PMC Capital. The overhead allocated during the years ended December 31, 1999, 1998 and 1997, was $1,747,000, $2,470,000 and $1,603,000, respectively. These amounts are included in Other income, net, on the accompanying consolidated statements of income. In no event will the allocated expenses exceed the income available from the operations of PMC Advisers.

PMC Funding Corp.   PMC Funding Corporation is a corporation that holds assets on our behalf. PMC Funding Corp. owns a 99% limited partnership interest in Asset Investments Series A, L.L.C. The accounts of Asset Investments Series A, L.L.C., have been consolidated with PMC Funding Corp.

PMC Capital Limited Partnership.   On November 13, 1996, the 1996 Partnership (a newly formed special purpose affiliate of PMC Capital) completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the “1996 Notes”). The 1996 Notes, issued at par, which have a stated maturity in 2011 and bear interest at the rate of 6.725% per annum, are collateralized by loans contributed by PMC Capital to the 1996 Partnership. In connection with this private placement, the 1996 Notes were given a rating of “Aa2” by Moody’s Investors Service.

PMC Capital L.P. 1998-1.   On November 24, 1998, the 1998 Partnership (a special purpose affiliate of PMC Capital) completed a private placement of approximately $39.6 million of its Loan-Backed Variable Rate Notes, Series 1998-1 (the “1998 Notes”). The 1998 Notes, issued at par, which have a stated maturity in 2021 and bear interest at the prime rate as published in the Wall Street Journal (adjusted quarterly) less 1%, are collateralized by loans contributed by PMC Capital to the 1998 Partnership. In connection with this private placement, the Notes were given a rating of “Aaa” by Moody’s Investors Service.

PMC Capital L.P. 1999-1.   On June 3, 1999, the 1999 Partnership (a newly formed special purpose affiliate of PMC Capital) completed a private placement of approximately $55.6 million of its Loan-Backed Fixed Rate Notes, Series 1999-1 (the “1999 Notes”).The 1999 Notes, issued at par, which have a stated maturity in 2024, bear interest at 6.6% and are collateralized by loans contributed by PMC Capital to the 1999 Partnership. In connection with this private placement, the Notes were given a rating of “Aaa” by Moody’s Investors Service.

The terms of the 1996 Notes, 1998 Notes and 1999 Notes provide that the partners of the respective Limited Partnerships are not liable for any payment on the respective notes. Accordingly, the Limited Partnerships have the exclusive obligation for the repayment of the respective notes, and the holders of the respective notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the underlying loans. The net proceeds from the issuance of the respective notes have been distributed to PMC Capital. The net effect of the contributed loans less the distributed funds comprises the limited partners capital on the condensed combining balance sheet. PMC Capital either directly or indirectly owns 100% of the Limited Partnerships.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following are condensed combined financial statements of the Unconsolidated Entities as of December 31, 1999 and 1998 and for the three years in the period ended December 31, 1999:

CONDENSED COMBINED BALANCE SHEETS

(In thousands)

	December 31,

	1999	1998

Assets

Investments at value:
Loans receivable, net	$111,184	$61,768
Cash equivalents	33	64
Restricted investments and real property owned	9,443	9,096

	120,660	70,928
Other assets	856	1,673

Total assets	$121,516	$72,601

Liabilities and Equity

Liabilities:
Notes payable	$99,767	$57,053
Other liabilities	1,711	2,618

	101,478	59,671

Equity:
Common Stock and additional paid-in capital	501	501
Partners’ Capital	20,128	12,765
Accumulated deficit	(591)	(336)

	20,038	12,930

Total liabilities and equity	$121,516	$72,601

CONDENSED COMBINED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands)

	For the Years Ended
	December 31,

	1999	1998	1997

Income:
Investment income	$9,619	$4,536	$5,021
Other income, net	2,539	1,677	1,716

Total income	12,158	6,213	6,737

Expenses:
Interest	5,545	1,833	2,287
General and administrative expenses	2,178	1,756	1,890
Provision for loan losses	123	-	-

Total expense	7,846	3,589	4,177

Net income	4,312	2,624	2,560
Less: elimination of the net cash flow and unrealized gain (loss) on investments relating to the interest-only strip receivable, in consolidation	(1,217)	-	-

	$3,095	$2,624	$2,560

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16.  Stock Based Compensation Plan

During the years ended December 31, 1999, 1998 and 1997 we granted stock options under the PMC Capital, Inc. 1997 Non-Employee Director Stock Option Plan and the PMC Capital, Inc. 1997 Employee Stock Option Plan (collectively, the “Plan”) that we sponsored. We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Plan. In 1995, SFAS No. 123 “Accounting for Stock-Based compensation” (“SFAS No. 123”) was issued which, if fully adopted by us would have changed the methods we apply in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and we decided not to elect these provisions of SFAS No. 123. However, pro-forma disclosures as if we adopted the cost recognition provisions of SFAS No. 123 are required by SFAS No. 123 and are presented below.

Under the Plan, we are authorized to issue 6% of the then outstanding shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) to employees and non-qualified stock options to employees and non-employee directors.

Stock Options

We granted stock options during the years ended December 31, 1999, 1998 and 1997 to certain employees and directors. The stock options granted all have contractual terms of five years. All of the options granted to the employees and directors have an exercise price equal to the fair market value of the stock at grant date. The range of options granted during the years ended December 31, 1999, 1998 and 1997 was from $8.06 to $14.31. The options granted vest 100% on the first anniversary of the date of grant.

	1999		1998		1997

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at January 1	134,855	$14.18	86,755	$14.21	-	n/a
Granted	65,000	$8.04	56,000	$14.07	86,755	$14.21
Exercised	-	-	-	-	-	n/a
Forfeited	800	$11.06	7,900	$14.13	-	n/a
Expired	3,000	$14.13	-	-	-	n/a

Outstanding at December 31	196,055	$12.15	134,855	$14.18	86,755	$14.21

Exercisable at December 31	131,455	$14.16	86,455	$14.21	-	n/a

Weighted-average fair value of options granted during the year	$0.35		$0.78		$0.54

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The weighted-average remaining term of the options outstanding as of December 31, 1999 is 3.81 years. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the years ended December 31, 1999, 1998 and 1997:

Assumption	1999	1998	1997

Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	5.81%	5.55%	6.17%
Expected Dividend Yield	12.43%	8.80%	8.77%
Expected Volatility	18.36%	15.63%	11.41%

Pro-Forma Net Income and Earnings Per Common Share

Had the compensation cost for our stock-based compensation plans been determined consistent with SFAS No. 123, our net income and earnings per common share for the years ended December 31, 1999, 1998 and 1997 would approximate the pro forma amounts below (in thousands, except per share data):

	December 31, 1999		December 31, 1998		December 31, 1997

	As	Pro	As	Pro	As	Pro
	Reported	Forma	Reported	Forma	Reported	Forma

SFAS No. 123 Charge	$-	$28	$-	$44	$-	$25
APB 25 Charge	$-	$-	$-	$-	$-	$-
Net Income	$13,420	$13,392	$13,949	$13,905	$15,622	$15,597
Basic and Diluted Earnings Per Common Share	$1.11	$1.11	$1.16	$1.16	$1.35	$1.35

The following table summarizes information about stock options outstanding at December 31, 1999:

	Options Outstanding			Options Exercisable

	Number		Weighted	Number
	Outstanding	Weighted	Average	Exercisable	Weighted
	at	Average	Remaining	at	Average
Range of	December 31,	Exercise	Contract	December 31,	Exercise
Exercise prices	1999	Price	Life	1999	Price

$7.8125 to $8.0625	64,600	$8.05	$4.45	-	n/a
$14.0625 to $14.3125	131,455	$14.16	$2.81	131,455	$14.16

$7.8125 to $14.3125	196,055	$12.16	$3.35	131,455	$14.16

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts.

Report of Independent Accountants

on Consolidating Financial Statements

To the Shareholders and Board of Directors

PMC Capital, Inc.:

The report on our audit of the consolidated financial statements of PMC Capital, Inc. and its subsidiaries as of December 31, 1999 and for the year then ended appears on page F-4 of this Form 10-K. That audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating balance sheet and related consolidating statements of income, cash flows and shareholders’ equity is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects to the consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

February 25, 2000

Dallas, Texas

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

			CONSOLIDATED
			BEFORE
	CONSOLIDATED	ELIMINATION	ELIMINATION

ASSETS

Investments at value, see accompanying schedule:
Loans receivable, net	$106,325	$-	$106,325
Cash equivalents	22,980	-	22,980
Investment in subsidiaries	20,038	(23,411)	43,449
Interest only strip receivable	5,820	-	5,820
Restricted investments	2,502	-	2,502
Mortgage-backed security of affiliate	2,007	-	2,007
Real property owned	65	-	65

Total investments	159,737	(23,411)	183,148

Other assets:
Receivable for loans sold	113	-	113
Due from unconsolidated subsidiaries	2,277	(21,185)	23,462
Servicing asset	1,179	-	1,179
Deferred charges, deposits and other assets	932	-	932
Accrued interest receivable	534	-	534
Cash	213	-	213
Property and equipment, net	206	-	206

Total other assets	5,454	(21,185)	26,639

Total assets	$165,191	$(44,596)	$209,787

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
SBA debentures payable	$35,640	$-	$35,640
Notes payable	38,333	-	38,333
Accounts payable	1,940	-	1,940
Dividends payable	3,198	-	3,198
Borrower advances	2,415	-	2,415
Accrued interest payable	1,249	-	1,249
Due to unconsolidated subsidiaries	628	(21,185)	21,813
Deferred fee revenue	370	-	370
Other liabilities	1,104	-	1,104

Total liabilities	84,877	(21,185)	106,062

Cumulative preferred stock of subsidiary	7,000	3,000	4,000

Shareholders’ Equity:
Cumulative preferred stock of subsidiary, 3%	-	(3,000)	3,000
Common stock	118	(22)	140
Additional paid-in capital	71,312	(22,373)	93,685
Undistributed net operating income	1,484	(2,016)	3,500
Net unrealized appreciation (depreciation) on investments	400	-	400

	73,314	(27,411)	100,725
Less treasury stock	-	1,000	(1,000)

Total shareholders’ equity	73,314	(26,411)	99,725

Total liabilities and shareholders’ equity	$165,191	$(44,596)	$209,787

Net asset value per common share	$6.20

[Additional columns below]

[Continued from above table, first column(s) repeated]

		FIRST	WESTERN
		WESTERN SBLC,	FINANCIAL	PMC
	PMC CAPITAL,	INC. AND	CAPITAL	INVESTMENT
	INC.	SUBSIDIARIES	CORPORATION	CORPORATION

ASSETS

Investments at value, see accompanying schedule:
Loans receivable, net	$41,035	$16,905	$11,227	$37,158
Cash equivalents	3,677	2,285	10,112	6,906
Investment in subsidiaries	43,449	-	-	-
Interest only strip receivable	3,839	1,981	-	-
Restricted investments	-	2,502	-	-
Mortgage-backed security of affiliate	2,007	-	-	-
Real property owned	-	27	-	38

Total investments	94,007	23,700	21,339	44,102

Other assets:
Receivable for loans sold	7	106	-	-
Due from unconsolidated subsidiaries	23,416	11	9	26
Servicing asset	-	1,179	-	-
Deferred charges, deposits and other assets	234	242	155	301
Accrued interest receivable	212	74	69	179
Cash	86	80	13	34
Property and equipment, net	206	-	-	-

Total other assets	24,161	1,692	246	540

Total assets	$118,168	$25,392	$21,585	$44,642

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
SBA debentures payable	$-	$-	$12,640	$23,000
Notes payable	38,333	-	-	-
Accounts payable	104	1,819	16	1
Dividends payable	3,135	-	-	63
Borrower advances	1,019	680	107	609
Accrued interest payable	496	20	342	391
Due to unconsolidated subsidiaries	628	20,335	200	650
Deferred fee revenue	228	7	54	81
Other liabilities	911	143	22	28

Total liabilities	44,854	23,004	13,381	24,823

Cumulative preferred stock of subsidiary	-	-	-	4,000

Shareholders’ Equity:
Cumulative preferred stock of subsidiary, 3%	-	-	-	3,000
Common stock	118	-	21	1
Additional paid-in capital	71,312	2,000	7,934	12,439
Undistributed net operating income	1,674	1,125	269	432
Net unrealized appreciation (depreciation) on investments	210	263	(20)	(53)

	73,314	3,388	8,204	15,819
Less treasury stock	-	(1,000)	-	-

Total shareholders’ equity	73,314	2,388	8,204	15,819

Total liabilities and shareholders’ equity	$118,168	$25,392	$21,585	$44,642

Net asset value per common share

The accompanying notes are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 1999

			CONSOLIDATED
			BEFORE
	CONSOLIDATED	ELIMINATION	ELIMINATION

Investment income:

Interest	$15,279	$-	$15,279

Premium income	1,090	-	1,090

Other investment income, net	843	-	843

Total investment income	17,212	-	17,212

Other income, net	2,320	-	2,320

Equity in income (loss) of subsidiaries	3,095	(7,870)	10,965

Total income	22,627	(7,870)	30,497

Expense:

Interest	5,313	-	5,313

Salaries and related benefits	4,049	-	4,049

General and administrative	860	-	860

Rent	286	-	286

Profit sharing plan	243	-	243

Legal and Accounting	235	-	235

Small Business Administration fees	86	-	86

Directors and shareholders expense	68	-	68

Total expense	11,140	-	11,140

Net operating income	11,487	(7,870)	19,357

Realized and unrealized gain (loss) on investments:

Investments written-off	(1,805)	-	(1,805)

Sales	2,564	-	2,564

Change in unrealized appreciation (depreciation) on investments	1,174	-	1,174

	1,933	-	1,933

Net operating income and realized and unrealized gain (loss) on investments	$13,420	$(7,870)	$21,290

Preferred dividend	$250	$(250)	$500

Basic and diluted earnings per share	$1.11

[Additional columns below]

[Continued from above table, first column(s) repeated]

		FIRST	WESTERN
	PMC	WESTERN SBLC,	FINANCIAL	PMC
	CAPITAL,	INC. AND	CAPITAL	INVESTMENT
	INC.	SUBSIDIARY	CORPORATION	CORPORATION

Investment income:

Interest	$5,408	$2,545	$2,233	$5,093

Premium income	426	664	-	-

Other investment income, net	279	82	150	332

Total investment income	6,113	3,291	2,383	5,425

Other income, net	1,938	241	60	81

Equity in income (loss) of subsidiaries	10,965	-	-	-

Total income	19,016	3,532	2,443	5,506

Expense:

Interest	2,734	7	1,307	1,265

Salaries and related benefits	4,049	-	-	-

General and administrative	758	41	36	25

Rent	286	-	-	-

Profit sharing plan	243	-	-	-

Legal and Accounting	234	-	1	-

Small Business Administration fees	-	1	31	54

Directors and shareholders expense	66	2	-	-

Total expense	8,370	51	1,375	1,344

Net operating income	10,646	3,481	1,068	4,162

Realized and unrealized gain (loss) on investments:

Investments written-off	-	(1,299)	(71)	(435)

Sales	2,564	-	-	-

Change in unrealized appreciation (depreciation) on investments	210	519	(2)	447

	2,774	(780)	(73)	12

Net operating income and realized and unrealized gain (loss) on investments	$13,420	$2,701	$995	$4,174

Preferred dividend	$250	$-	$-	$250

Basic and diluted earnings per share

The accompanying notes are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF SHAREHOLDERS’ EQUITY
DECEMBER 31, 1999
(In thousands)

			Additional	Undistributed
	Preferred	Common	Paid-in	Net Operating
	Stock, 3%	Stock	Capital	Income

PMC CAPITAL, INC.

Balances, January 1, 1999	$-	$118	$71,312	$721

Net income	-	-	-	13,210
Preferred dividend of consolidated subsidiary	-	-	-	(250)
Dividends on common stock	-	-	-	(12,007)

Balances, December 31, 1999	$-	$118	$71,312	$1,674

FIRST WESTERN SBLC, INC. AND SUBSIDIARIES

Balances, January 1, 1999	$-	$-	$2,000	$1,043

Net income	-	-	-	2,182
Dividends to parent company	-	-	-	(2,100)

Balances, December 31, 1999	$-	$-	$2,000	$1,125

WESTERN FINANCIAL CAPITAL CORPORATION

Balances, January 1, 1999	$-	$21	$7,934	$697

Net income	-	-	-	997
Dividends to parent company	-	-	-	(1,425)

Balances, December 31, 1999	$-	$21	$7,934	$269

PMC INVESTMENT CORPORATION

Balances, January 1, 1999	$3,000	$1	$12,439	$930

Net income	-	-	-	3,727
Dividends to parent company	-	-	-	(3,975)
Dividends, preferred	-	-	-	(250)

Balances, December 31, 1999	$3,000	$1	$12,439	$432

ELIMINATION ADJUSTMENTS
Equity in income of subsidiaries	-	-	-	(7,870)
Dividends to parent	-	-	-	7,500
Preferred dividend of consolidated subsidiary	-	-	-	250
Stock of subsidiaries	(3,000)	(22)	(22,373)	-
Undistributed earnings of subsidiaries	-	-	-	(1,896)

	(3,000)	(22)	(22,373)	(2,016)

CONSOLIDATED	$-	$118	$71,312	$1,484

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Net
	Unrealized
	Appreciation		Total
	(Depreciation)	Treasury	Shareholders’
	on Investments	Stock	Equity

PMC CAPITAL, INC.
Balances, January 1, 1999	$-	$-	$72,151
Net income	210	-	13,420
Preferred dividend of consolidated subsidiary	-	-	(250)
Dividends on common stock	-	-	(12,007)

Balances, December 31, 1999	$210	$-	$73,314

FIRST WESTERN SBLC, INC. AND SUBSIDIARIES
Balances, January 1, 1999	$(256)	$(1,000)	$1,787
Net income	519	-	2,701
Dividends to parent company	-	-	(2,100)

Balances, December 31, 1999	$263	$(1,000)	$2,388

WESTERN FINANCIAL CAPITAL CORPORATION
Balances, January 1, 1999	$(18)	$-	$8,634
Net income	(2)	-	995
Dividends to parent company	-	-	(1,425)

Balances, December 31, 1999	$(20)	$-	$8,204

PMC INVESTMENT CORPORATION
Balances, January 1, 1999	$(500)	$-	$15,870
Net income	447	-	4,174
Dividends to parent company	-	-	(3,975)
Dividends, preferred	-	-	(250)

Balances, December 31, 1999	$(53)	$-	$15,819

ELIMINATION ADJUSTMENTS
Equity in income of subsidiaries	-	-	(7,870)
Dividends to parent	-	-	7,500
Preferred dividend of consolidated subsidiary	-	-	250
Stock of subsidiaries	-	1,000	(24,395)
Undistributed earnings of subsidiaries	-	-	(1,896)

	-	1,000	(26,411)

CONSOLIDATED	$400	$-	$73,314

The accompanying notes are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999
(In thousands)

			CONSOLIDATED
			BEFORE	PMC
		ELIMINATION	ELIMINATION	CAPITAL,
	CONSOLIDATED	ENTRIES	ENTRIES	INC.

Cash flows from operating activities:
Net operating income and realized and unrealized gain (loss) on investments	$13,420	$(7,870)	$21,290	$13,420

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by (used in) operating activities:
Loans funded, held for sale	(19,308)	-	(19,308)	-
Proceeds from sale of guaranteed loans	19,152	-	19,152	-
Change in unrealized depreciation on investments and investments written-off	631	-	631	(210)
Unrealized premium income, net	(664)	-	(664)	-
Depreciation and amortization	981	-	981	106
Accretion of loan discount and deferred fees	(1,462)	-	(1,462)	(491)
Deferred fees collected	163	-	163	60
(Gain) loss on sale of assets	(2,564)	-	(2,564)	(2,564)
Equity in income of subsidiary	(3,095)	7,870	(10,965)	(10,965)

Net change in operating assets and liabilities:
Accrued interest receivable	(125)	(169)	44	(12)
Other assets	99	-	99	(4)
Accrued interest payable	(15)	-	(15)	66
Borrower advances	817	-	817	663
Other liabilities	(143)	-	(143)	(59)

Net cash provided by (used in) operating activities	7,887	(169)	8,056	10

Cash flows from investing activities:
Loans funded	(64,956)	-	(64,956)	(33,563)
Principal collected and other adjustments	15,431	-	15,431	5,555
Proceeds from sale of loans to affiliates	-	169	(169)	(30,091)
Proceeds from sale of assets	71	-	71	-
Proceeds from interest-only strip receivable	583	-	583	-
Purchase of furniture and fixtures and other assets	(39)	-	(39)	(39)
Proceeds from mortgage-backed security of affiliate	161	-	161	161
Proceeds from partnership distributions	5,672	-	5,672	5,672
Investment in unconsolidated subsidiary	(3,524)	-	(3,524)	(3,524)
Release of (investment in) restricted cash	23	-	23	-
Advances to (from) affiliates and subsidiaries	929	-	929	(5,097)

Net cash provided by (used in) investing activities	(45,649)	169	(45,818)	(60,926)

Cash flows from financing activities:
Proceeds from issuance of senior notes	10,000	-	10,000	10,000
Proceeds from unconsolidated subsidiary	55,649	-	55,649	55,649
Payment of dividends to parent	-	(250)	250	7,750
Payment of dividends on common stock	(11,829)	250	(12,079)	(12,079)
Payment of dividends on preferred stock	(250)	-	(250)	-
Payment of senior notes	(6,667)	-	(6,667)	(6,667)
Payment of SBA debentures	(4,150)	-	(4,150)	-
Payment of debt issuance costs	(523)	-	(523)	(513)

Net cash provided by (used in) financing activities	42,230	-	42,230	54,140

Net increase (decrease) in cash and cash equivalents	4,468	-	4,468	(6,776)

Cash and cash equivalents, beginning of year	18,725	-	18,725	10,539

Cash and cash equivalents, end of year	$23,193	$-	$23,193	$3,763

Supplemental disclosure:
Interest paid	$5,328	$-	$5,328	$2,668

Reclassification from loans receivable to real property owned of affiliate	$377	$-	$377	$-

Loans and interest receivable transferred to unconsolidated subsidiary, net	$4,832	$-	$4,832	$4,832

[Additional columns below]

[Continued from above table, first column(s) repeated]

	FIRST	WESTERN
	WESTERN SBLC,	FINANCIAL	PMC
	INC. AND	CAPITAL	INVESTMENT
	SUBSIDIARY	CORPORATION	CORPORATION

Cash flows from operating activities:
Net operating income and realized and unrealized gain (loss) on investments	$2,701	$995	$4,174

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by (used in) operating activities:
Loans funded, held for sale	(19,308)	-	-
Proceeds from sale of guaranteed loans	19,152	-	-
Change in unrealized depreciation on investments and investments written-off	780	73	(12)
Unrealized premium income, net	(664)	-	-
Depreciation and amortization	797	24	54
Accretion of loan discount and deferred fees	(457)	(154)	(360)
Deferred fees collected	24	16	63
(Gain) loss on sale of assets	-	-	-
Equity in income of subsidiary	-	-	-

Net change in operating assets and liabilities:
Accrued interest receivable	(49)	33	72
Other assets	86	1	16
Accrued interest payable	-	(75)	(6)
Borrower advances	291	(251)	114
Other liabilities	39	(69)	(54)

Net cash provided by (used in) operating activities	3,392	593	4,061

Cash flows from investing activities:
Loans funded	(8,275)	(7,665)	(15,453)
Principal collected and other adjustments	246	3,179	6,451
Proceeds from sale of loans to affiliates	-	14,568	15,354
Proceeds from sale of assets	9	55	7
Proceeds from interest-only strip receivable	583	-	-
Purchase of furniture and fixtures and other assets	-	-	-
Proceeds from mortgage-backed security of affiliate	-	-	-
Proceeds from partnership distributions	-	-	-
Investment in unconsolidated subsidiary	-	-	-
Release of (investment in) restricted cash	(191)	-	214
Advances to (from) affiliates and subsidiaries	6,543	71	(588)

Net cash provided by (used in) investing activities	(1,085)	10,208	5,985

Cash flows from financing activities:
Proceeds from issuance of senior notes	-	-	-
Proceeds from unconsolidated subsidiary	-	-	-
Payment of dividends to parent	(2,100)	(1,425)	(3,975)
Payment of dividends on common stock	-	-	-
Payment of dividends on preferred stock	-	-	(250)
Payment of senior notes	-	-	-
Payment of SBA debentures	-	(3,150)	(1,000)
Payment of debt issuance costs	-	(10)	-

Net cash provided by (used in) financing activities	(2,100)	(4,585)	(5,225)

Net increase (decrease) in cash and cash equivalents	207	6,216	4,821

Cash and cash equivalents, beginning of year	2,158	3,909	2,119

Cash and cash equivalents, end of year	$2,365	$10,125	$6,940

Supplemental disclosure:
Interest paid	$7	$1,382	$1,271

Reclassification from loans receivable to real property owned of affiliate	$27	$45	$305

Loans and interest receivable transferred to unconsolidated subsidiary, net	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, L.P. 1998-1

Report of Independent Accountants

To the General Partner

PMC Capital, L.P. 1998-1:

In our opinion, the accompanying statement of assets, liabilities and partners’ capital and the related statements of income, partners’ capital and cash flows present fairly, in all material respects, the financial position of PMC Capital, L.P. 1998-1 at December 31, 1999 and 1998 and the results of its operations and cash flows for the year ended December 31, 1999 and for the period from October 23, 1998 (inception) to December 31, 1998, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 25, 2000

Dallas, Texas

PMC CAPITAL, L.P. 1998-1

STATEMENT OF ASSETS, LIABILITIES AND PARTNERS’ CAPITAL
(In thousands)

	December 31,

	1999	1998

ASSETS

Investments:

Loans receivable, net	$39,375	$41,255

Restricted investments	4,390	5,898

Total investments	43,765	47,153

Other assets:

Accrued interest receivable	193	168

Total other assets	193	168

Total assets	$43,958	$47,321

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:

Notes payable	$37,939	$40,983

Accrued interest payable	229	239

Due to limited partner	511	450

Total liabilities	38,679	41,672

Partners’ capital:

General partner’s interest	-	-

Limited partner’s interest	5,279	5,649

	5,279	5,649

Total liabilities and partners’ capital	$43,958	$47,321

The accompanying notes are an integral part of these financial statements.

PMC CAPITAL, L.P. 1998-1

STATEMENTS OF INCOME
(In thousands)

		October 23,
	Year Ended	1998 (Inception)
	December 31,	to December 31,
	1999	1998

Investment income:
Interest	$3,902	$421
Other investment income, net	60	53

Total investment income	3,962	474

Expense:
Interest	2,683	296
Provision for loan losses	123	-
General and administrative	137	-

Total expense	2,943	296

Net income	$1,019	$178

The accompanying notes are an integral part of these financial statements.

PMC CAPITAL, L.P. 1998-1

STATEMENTS OF PARTNERS’ CAPITAL
PERIOD FROM OCTOBER 23, 1998 (INCEPTION) TO DECEMBER 31, 1999
(In thousands)

	Limited	General
	Partner’s	Partner’s
	Interest	Interest	Total

Balance, October 23, 1998 (inception)	$-	$-	$-

Limited Partner’s contribution of loans receivable and other assets	46,347	-	46,347

Net income	178	-	178

Partnership distributions	(40,876)	-	(40,876)

Balance, December 31, 1998	5,649	-	5,649

Net income	1,018	1	1,019

Partnership distributions	(1,388)	(1)	(1,389)

Balance, December 31, 1999	$5,279	$-	$5,279

The accompanying notes are an integral part of these financial statements.

PMC CAPITAL, L.P. 1998-1

STATEMENT OF CASH FLOWS
(In thousands)

		October 23,
	Year Ended	1998 (Inception)
	December 31,	to December 31,
	1999	1998

Cash flows from operating activities:
Net income	$1,019	$178

Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	123	-

Net change in operating assets and liabilities:
Accrued interest receivable	(25)	(168)
Accrued interest payable	(10)	239

Net cash provided by operating activities	1,107	249

Cash flows from investing activities:
Principal collected	1,757	1,889
Release of (investment in) restricted cash	1,508	(5,898)

Net cash provided by (used in) investing activities	3,265	(4,009)

Cash flows from financing activities:
Proceeds from issuance of notes payable	-	41,861
Payment on notes payable	(3,044)	(878)
Partner distributions	(1,389)	(40,876)
Partner contributions	-	3,203
Advances from affiliates, net	61	450

Net cash provided by (used in) financing activities	(4,372)	3,760

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-

Cash and cash equivalents, end of year	$-	$-

Supplemental disclosure:
Loans contributed from limited partner	$-	$43,144

Interest paid	$2,693	$57

The accompanying notes are an integral part of these financial statements.

PMC CAPITAL, L.P. 1998-1

NOTES TO FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

Business:
PMC Capital, L.P. 1998-1 (the “Partnership”) was formed as a Delaware limited partnership in October 1998 to act as a special purpose affiliate of PMC Capital, Inc. (“PMC Capital”), the 99.9% limited partner. PMC Capital Corp. 1998-1 is a Delaware corporation formed in October 1998 to be the General Partner (0.1% ownership) of the Partnership and is wholly-owned by PMC Capital. The Partnership was established to acquire loans from PMC Capital and to issue variable-rate debt through a private placement. PMC Capital is either directly or indirectly the sole partner of the Partnership.

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

Loans Receivable
Loans receivable are carried at amortized cost which is the loan principal balance, unless there is doubt as to the realization of the loan (a “Problem Loan”). A valuation reserve is established for a Problem Loan based on the creditor’s payment history, collateral value, guarantor support and other factors.

Loans, including impaired loans, are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 60 days. If a loan or a portion of a loan is classified as doubtful or is partially reserved or charged-off, the loan is classified as non-accrual. Loans that are on a current payment status or past due less than 60 days may also be classified as non-accrual if repayment, in full, of principal and/or interest is in doubt.

Interest Income
Interest income on loans is accrued as earned. The accrual of interest is generally suspended when the related loan becomes 60 days past due (“Non-accrual Loan”). Interest income on a Non-accrual Loan is recognized on the cash basis.

Statement of Cash Flows
We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Note 2.  Loans Receivable:

On November 24, 1998, PMC Capital either contributed or sold the aggregate amount of $43.1 million of loans (the “Partnership Loans”) to the Partnership without recourse to PMC Capital.

At December 31, 1999 there was one investment in a loan identified as impaired. The loan has a principal balance outstanding at December 31, 1999 of $371,000 and a valuation reserve of $123,000. Had this impaired loan performed in accordance with its original terms, interest income of approximately $37,000 would have been recognized during the year ended December 31, 1999. This loan was greater than 60 days past due and we are in the process of liquidation at December 31, 1999. At December 31, 1998 there were no investments identified as impaired.

There were no other loans receivable; (i) greater than 60 days past due, (ii) on which litigation against the borrowers had commenced, or (iii) which were in the process of liquidation at December 31, 1999.

PMC CAPITAL, L.P. 1998-1
NOTES TO FINANCIAL STATEMENTS

The Company’s portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of loans were as noted below:

	Percentage of
	Loan Portfolio
	December 31,

State	1999	1998

Texas	25%	23%
Arizona	10%	9%
Georgia	7%	7%
Other	58%	61%

	100%	100%

No other state had a concentration greater than 10%. A decline in economic conditions in any of these states may adversely affect the Partnership. At December 31, 1999 and 1998 loans to businesses in the lodging industry comprised 75% and 73% of loans receivable, respectively, and 67% and 64% of total assets, respectively. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Partnership.

Note 3.  Notes Payable:

On November 24, 1998, the Partnership completed a private placement of approximately $39.6 million of its Loan-Backed Adjustable Rate Class-A Notes, (the “Class-A Notes”) and $2.2 million of its Loan-Backed Adjustable Rate Class-B Notes (the “Class-B Notes”, and together with the Class-A Notes, the “Notes”). The Class-A Notes and the Class-B Notes, issued at par, which have a stated maturity in 2021 and bear interest at the prime rate less 1.0% and 0.9%, (7.25% and 7.35% at December 31, 1999, respectively) are collateralized by the loans contributed by PMC Capital to the Partnership. In connection with this private placement, the Class-A Notes and the Class-B Notes were given a rating of “Aaa” and “A1”, respectively, by Moody’s Investors Service. The Class-B Notes were purchased by PMC Capital, Inc., the limited partner of the Partnership. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the loans. Required principal payments to the noteholders are based upon the collection of principal on the Partnership Loans. All principal collected on the Partnership Loans during the monthly period (as defined in the Trust Indenture) are used to make the required principal payment on the first business day of the following month. As of December 31, 1999 and 1998, the balances outstanding on the Notes were $37.9 million and $41.0 million, respectively. Since the obligation to pay principal on the Notes is based upon the principal payments received on the loans, there is not annual contractual obligation to repay the Notes.

Note 4.  Partners’ Capital:

The net proceeds from the issuance of the Notes (approximately $39.8 million prior to the payment of issuance costs of approximately $500,000 and the funding of a $2.6 million reserve fund held by the trustee as collateral) were distributed to PMC Capital.

PMC CAPITAL, L.P. 1998-1
NOTES TO FINANCIAL STATEMENTS

Note 5.  Fair Values of Financial Instruments:

The Partnership’s financial investments consist of loans receivable, restricted investments and notes payable. The estimates of fair value as required by Statement of Financial Accounting Standards (“SFAS”) No. 107 do not differ from the value as determined by the General Partner primarily as a result of the loans receivable and notes payable having variable rates of interest. The carrying value of the restricted investments approximate fair value due to the nature of the assets.

Note 6.  Related Party Transactions:

At December 31, 1999 and 1998, the Partnership had a balance due to the Limited Partner of $511,000 and $450,000, respectively. This balance is non-interest bearing and due on demand.

PMC CAPITAL, L.P. 1999-1

Report of Independent Accountants

To the General Partner

PMC Capital, L.P. 1999-1:

In our opinion, the accompanying statements of assets, liabilities and partners’ capital and the related statements of income, partners’ capital and cash flows present fairly, in all material respects, the financial position of PMC Capital, L.P. 1999-1 at December 31, 1999 and the results of its operations and cash flows for the period from May 27, 1999 (inception) to December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

February 25, 2000

Dallas, Texas

PMC CAPITAL, L.P. 1999-1

STATEMENT OF ASSETS, LIABILITIES AND PARTNERS’ CAPITAL
(In thousands)

December 31,
1999

ASSETS

Investments:
Loans receivable, net	$57,528
Restricted investments	4,349

Total investments	61,877

Other assets:
Accrued interest receivable	300

Total other assets	300

Total assets	$62,177

LIABILITIES AND PARTNERS’ CAPITAL

Liabilities:
Notes payable	$53,167
Accrued interest payable	292
Due to limited partner	769

Total liabilities	54,228

Partners’ capital:
General partner’s interest	(1)
Limited partner’s interest	7,950

7,949

Total liabilities and partners’ capital	$62,177

The accompanying notes are an integral part of these financial statements.

PMC CAPITAL, L.P. 1999-1

STATEMENT OF INCOME
(In thousands)

May 27,
1999 (Inception)
to December 31,
1999

Investment income:
Interest	$3,364
Other investment income, net	114

Total investment income	3,478

Expenses:
Interest	2,084
General and administrative	111

Total expenses	2,195

Net income	$1,283

The accompanying notes are an integral part of these financial statements.

PMC CAPITAL, L.P. 1999-1

STATEMENTS OF PARTNERS’ CAPITAL
PERIOD FROM MAY 27, 1999 (INCEPTION) TO DECEMBER 31, 1999
(In thousands)

	Limited	General
	Partner’s	Partner’s
	Interest	Interest	Total

Balance, May 27, 1999 (inception)	$-	$-	$-

Limited Partner’s contribution of loans receivable and other assets	63,982	-	63,982

Net income	1,282	1	1,283

Partnership distributions	(57,314)	(2)	(57,316)

Balance, December 31, 1999	$7,950	$(1)	$7,949

The accompanying notes are an integral part of these financial statements.

PMC CAPITAL, L.P. 1999-1

STATEMENT OF CASH FLOWS
(In thousands)

May 27,
1999 (Inception)
to December 31,
1999

Cash flows from operating activities:
Net income	$1,283

Adjustments to reconcile net income to net cash provided by operating activities:

Net change in operating assets and liabilities:
Accrued interest receivable	(300)
Accrued interest payable	292

Net cash provided by operating activities	1,275

Cash flows from investing activities:
Principal collected and other adjustments	2,940
Investment in restricted cash, net	(4,349)

Net cash used in investing activities	(1,409)

Cash flows from financing activities:
Proceeds from issuance of notes payable	55,649
Payment on notes payable	(2,482)
Partner distributions	(57,316)
Partner contributions	3,514
Advances from limited partner, net	769

Net cash provided by financing activities	134

Net increase (decrease) in cash and cash equivalents	-
Cash and cash equivalents, beginning of period	-

Cash and cash equivalents, end of year	$-

Supplemental disclosure:
Loans contributed from limited partner	$60,468

Interest paid	$1,792

The accompanying notes are an integral part of these financial statements.

PMC CAPITAL, L.P. 1999-1

NOTES TO FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies:

Business:
PMC Capital, L.P. 1999-1 (the “Partnership”) was formed as a Delaware limited partnership in May 1999 to act as a special purpose affiliate of PMC Capital, Inc. (“PMC Capital”), the 99.9% limited partner. PMC Capital Corp. 1999-1 is a Delaware corporation formed in May 1999 to be the General Partner (0.1% ownership) of the Partnership. The Partnership was established to acquire loans from PMC Capital and to issue variable-rate debt through a private placement. PMC Capital is either directly or indirectly the sole partner of the Partnership.

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

Loans Receivable
Loans receivable are carried at amortized cost which is the loan principal balance, unless there is doubt as to the realization of the loan (a “Problem Loan”). A valuation reserve is established for a Problem Loan based on the creditor’s payment history, collateral value, guarantor support and other factors.

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

Interest Income
Interest income on loans is accrued as earned. The accrual of interest is generally suspended when the related loan becomes 60 days past due (“Non-accrual Loan”). Interest income on a Non-accrual Loan is recognized on the cash basis.

Statement of Cash Flows
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents for purposes of the statement of cash flows.

Note 2.  Loans Receivable:

On June 3, 1999, PMC Capital either contributed or sold the aggregate amount of $60.3 million of loans (the “Partnership Loans”) to the Partnership without recourse to PMC Capital.

At December 31, 1999 there were no recorded investments in loans identified as impaired

There were no other loans receivable; (i) greater than 60 days past due, (ii) on which litigation against the borrowers had commenced, or (iii) which were in the process of liquidation at December 31, 1999.

PMC CAPITAL, L.P. 1999-1
NOTES TO FINANCIAL STATEMENTS

The Company’s portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of loans were as noted below:

Percentage of
Loan Portfolio at
December 31,
State	1999

Texas	36%
California	10%
Virginia	7%
Other	47%

100%

No other state had a concentration greater than 10%. A decline in economic conditions in Texas or California may adversely affect the Partnership. At December 31, 1999 loans to businesses in the lodging industry comprised 91% of loans receivable and 84% of total assets. Any economic factors that negatively impact the lodging industry could have a material adverse effect on the business of the Partnership.

Note 3.  Notes Payable:

On May 27, 1999, the Partnership completed a private placement of approximately $55.6 million of its Loan-Backed Fixed Rate Notes, (the “Notes”). The Notes, issued at par, which have a stated maturity in 2024 and bear interest at 6.6%, are collateralized by the loans contributed by PMC Capital to the Partnership. In connection with this private placement, the Notes were given a rating of “Aaa”, by Moody’s Investors Service. The Partnership has the exclusive obligation for the repayment of the Notes, and the holders of the Notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the loans. Required principal payments to the noteholders are based upon the collection of principal on the Partnership Loans. All principal collected on the Partnership Loans during the monthly period (as defined in the Trust Indenture) are used to make the required principal payment on the first business day of the following month. As of December 31, 1999, the balance outstanding on the Notes were $53.2 million. Since the obligation to pay principal on the Notes is based upon the principal payments received on the loans, there is no annual contractual obligation to repay the Notes.

Note 4.  Partners’ Capital:

The net proceeds from the issuance of the Notes (approximately $55.6 million prior to the payment of issuance costs of approximately $500,000 and the funding of a $1.8 million reserve fund held by the trustee as collateral) were distributed to PMC Capital.

Note 5.  Fair Values of Financial Instruments:

The estimates of fair value as required by Statement of Financial Accounting Standards (“SFAS”) No. 107 do not differ from the value of the financial assets and liabilities determined by the General Partner primarily as a result of the recent completion of the asset purchase at fair value and the portfolio assets having variable rates of interest. Considerable judgment is required to interpret market data and develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Partnership could realize in a current market exchange or the amount that ultimately will be realized by the Partnership upon maturity or disposition.

PMC CAPITAL, L.P. 1999-1
NOTES TO FINANCIAL STATEMENTS

The estimated fair values of the Partnership’s financial instruments pursuant to SFAS No. 107 are as follows:

	1999

	Carrying	Fair
	Amount	Value

Assets:

Loans receivable, net	$57,528	$56,936

Restricted investments	4,349	4,349

Liabilities:

Notes payable	53,167	50,804

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

Restricted investments: The carrying amount is a reasonable estimation of fair value.

Notes payable: The estimated fair value is based on present value calculation using prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

Note 6.  Related Party Transactions:

At December 31, 1999, the Partnership had a balance due to the Limited Partner of $769,000. This balance is non-interest bearing and due on demand.

EXHIBITS

Exhibit	Description	Page

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 4(b)(1) to Amendment No. 9 to the Registration Statement on Form N-2 (Registration No. 33-2535) (the “N-2 Registration Statement”), dated November 29, 1991.

3.2	By-Laws, as amended (incorporated by reference to Exhibit 2 to Amendment No.7 to the N-2 Registration Statement dated April 27, 1989).

4.1	Certificate of Common Stock (incorporated by reference to Exhibit 4 to Amendment No. 1 to the N-2 Registration Statement dated November 10, 1993).

****4.2	Debenture dated September 24, 1996 for $2,490,000 loan with SBA.

4.5	Debenture dated June 27, 1990 for $2,000,000 loan with SBA-(incorporated by reference from Exhibit 4(b)(5)(n) Registrant’s Form N-2, Amendment No. 9, dated April 29, 1991).

4.6	Debenture dated September 26, 1990 for $2,810,000 loan with SBA-(incorporated by reference from Exhibit 4(b)(5)(o) to the Registrant’s Form N-2, Amendment 9, dated April 29, 1991).

4.7	Debenture dated September 26, 1990 for $1,500,000 loan with SBA-(incorporated by reference from Exhibit 4(b)(5)(p) to the Registrant’s Form N-2, Amendment 9, dated April 29, 1991).

4.8	Debenture dated March 29, 1990 for $1,000,000 loan with SBA-(incorporated by reference from Exhibit 5(q) from Registrant’s Form N-2, Amendment No. 3, dated August 18, 1992).

4.11	Debenture dated January 2, 1990 for $3,000,000 loan with SBA-(incorporated by reference from Exhibit (5)(t) from Registrant’s Form N-2, Amendment No. 3, dated August 18, 1992).

**4.13	Debenture dated September 28, 1994 for $3,000,000 loan with SBA.

**4.14	Debenture dated September 28, 1994 for $3,000,000 loan with SBA.

**4.15	Senior Note dated July 19, 1993 for $6,000,000 with Columbine Life Insurance Company.

E-1

**4.16	Senior Note dated July 19, 1993 for $9,000,000 with Life Insurance Company of Georgia.

**4.17	Senior Note dated July 19, 1993 for $5,000,000 with Southland Life Insurance Company.

**4.18	Senior Note dated December 15, 1993 for $2,000,000 with Peerless Insurance Company.

**4.19	Senior Note dated December 15, 1993 for $3,000,000 with Security Life of Denver Insurance Company.

***4.20	Debenture dated March 29, 1995 for $3,000,000 loan with SBA.

***4.21	Debenture dated June 28, 1995 for $5,000,000 loan with SBA.

***4.22	Debenture dated September 27, 1995 for $7,000,000 loan with SBA.

***4.25	Debenture dated June 27,1990 for $300,000 loan with SBA assumed from J & D Capital Corporation.

***4.26	Debenture dated December 6, 1992 for $510,000 loan with SBA assumed from J & D Capital Corporation.

***4.27	Senior Note dated April 19, 1995 for $5,000,000 with Security Life of Denver Insurance Company.

***4.28	Senior Note dated April 19, 1995 for $2,000,000 with Peerless Insurance Company.

***4.29	Senior Note dated April 19, 1995 for $2,000,000 with Indiana Insurance Company.

***4.30	Senior Note dated April 19, 1995 for $1,000,000 with Security Life of Denver Insurance Company.

****4.31	Debenture dated June 27, 1990 for $1,030,000 assumed from ESLO Capital Corporation.

*4.32	Senior Note dated July 19, 1999 for $10,000,000 with Equitable Life Insurance Company of Iowa.

*10.1	Employment contract between the Registrant and Lance B. Rosemore dated July 1, 1999.

*10.2	Employment contract between the Registrant and Andrew S. Rosemore dated July 1, 1999.

*10.4	Employment contract between the Registrant and Jan F. Salit dated July 1, 1999.

E-2

*10.5	Employment contract between the Registrant and Barry N. Berlin dated July 1, 1999.

*10.6	Employment contract between the Registrant and Mary J. Brownmiller dated July 1, 1999.

10.7	First Amended and Restated Revolving Credit Note dated as of March 15, 1998-(incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended March 31, 1998)

****10.8	Servicing Agreement by and among Sun Trust Bank, PMC Capital Limited Partnership and PMC Capital, Inc.

*****10.9	PMC Capital, Inc. 1997 Non-Employee Stock Option Plan.

*****10.10	PMC Capital, Inc. 1997 Employee Stock Option Plan.

*10.11	Employment contract between the Registrant and Cheryl T. Murray dated July 1, 1999.

******10.12	Servicing Agreement by and among Harris Trust savings Bank,as Trustee and Supervisory Servicer, PMC Capital L.P. 1998-1, as Issuer, and PMC Capital, Inc., as Servicer.

10.13	Second Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of loan dated as of March 15, 1998-(incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended March 31, 1998)

10.14	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1999-1, as Issuer, and PMC Capital, Inc., as Servicer.-(incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended June 30, 1999)

*21	Subsidiaries of Registrant

*	Filed herewith

**	Previously filed with the Commission as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1994

***	Previously filed with the Commission as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1995

****	Previously filed with the Commission as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1996

*****	Previously filed with the Commission as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1997

******	Previously filed with the Commission as an exhibit to the Registrant’s Form 10-K for the fiscal year ended December 31, 1998

E-3