Form 10-Q
period 2000-03-31
PMC CAPITAL INC
filed 2000-05-15
CIK 722571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to           .

Commission File Number 811-3780

PMC Capital, Inc.

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	59-2338439 (I.R.S. Employer Identification No.)

18111 Preston Road, Suite 600, Dallas, TX 75252 (Address of principal executive offices)	(972) 349-3200 (Registrant’s telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X] NO  [   ]

      As of May 14, 2000, Registrant had outstanding 11,829,116 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

		Page
		No.

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — March 31, 2000 (Unaudited) and December 31, 1999	2

	Consolidated Statements of Income (Unaudited) — Three Months Ended March 31, 2000 and 1999	3

	Consolidated Statements of Cash Flows (Unaudited) — Three Months Ended March 31, 2000 and 1999	4

	Notes to Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

PART II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	19

PART I

Financial Information

ITEM 1.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2000	1999

	(Unaudited)

ASSETS

Investments at value:

Loans receivable, net	$114,966	$106,325

Cash equivalents	10,489	22,980

Investment in unconsolidated subsidiaries	20,108	20,038

Interest-only strip receivables	5,576	5,820

Restricted investments	1,819	2,502
Mortgage-backed security of affiliate	1,951	2,007

Real property owned	65	65

Total investments at value	154,974	159,737

Other assets:

Receivable for loans sold	941	113

Due from unconsolidated subsidiaries	946	2,277

Servicing asset	1,079	1,179

Deferred charges, deposits and other assets	819	932

Accrued interest receivable	586	534

Cash	235	213

Property and equipment, net	200	206

Total other assets	4,806	5,454

Total assets	$159,780	$165,191

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

SBA debentures payable	$31,640	$35,640

Notes payable	38,333	38,333

Accounts payable	1,498	1,940

Dividends payable	3,019	3,198

Borrower advances	1,714	2,415

Accrued interest payable	851	1,249

Due to unconsolidated subsidiaries	1,719	628

Deferred fee revenue	269	370

Other liabilities	826	1,104

Total liabilities	79,869	84,877

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:

Common stock, authorized 30,000,000 shares of $.01 par value, 11,829,116 shares issued and outstanding at March 31, 2000 and December 31, 1999	118	118

Additional paid-in capital	71,312	71,312

Undistributed net operating income	938	1,484

Net unrealized appreciation (depreciation) on investments	543	400

	72,911	73,314

Total liabilities and shareholders’ equity	$159,780	$165,191

Net asset value per common share	$6.16	$6.20

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2000	1999

	(Unaudited)

Investment income:

Interest	$3,616	$3,716

Premium income	119	169

Other investment income, net	127	221

Total investment income	3,862	4,106

Other income, net	499	582

Equity in income of unconsolidated subsidiaries, net	800	863

Total income	5,161	5,551

Expenses:

Interest	1,264	1,303

Salaries and related benefits	987	965

General and administrative	194	198

Rent	75	53

Profit sharing plan	38	38

Legal and accounting	89	61

Small Business Administration fees	26	20

Directors and shareholders expense	10	10

Total expenses	2,683	2,648

Net operating income	2,478	2,903

Realized and unrealized gain (loss) on investments:

Investments written-off	(5)	(527)

Sale of assets	—	—

Change in unrealized appreciation (depreciation) on investments	143	369

Total realized and unrealized gain (loss) on investments	138	(158)

Net operating income and realized and unrealized gain (loss) on investments	$2,616	$2,745

Preferred dividends	$62	$62

Basic weighted average common shares outstanding	11,829	11,829

Diluted weighted average common shares outstanding	11,829	11,829

Basic and diluted earnings per common share	$0.22	$0.23

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2000	1999

	(Unaudited)

Cash flows from operating activities:

Net operating income and realized and unrealized gain (loss) on investments	$2,616	$2,745

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by (used in) operating activities:

Loans funded, held for sale	(2,298)	(1,538)

Proceeds from sale of guaranteed loans	1,211	2,172

Change in unrealized depreciation on investments and investments written-off	(138)	158

Unrealized premium income, net	(44)	(17)

Depreciation and amortization	221	323

Accretion of loan discount and deferred fees	(297)	(242)

Deferred fees collected	18	46

Equity in income of unconsolidated subsidiaries, net	(800)	(863)

Net change in operating assets and liabilities:	—

Accrued interest receivable	(52)	(45)

Other assets	35	(7)

Accrued interest payable	(398)	(371)

Borrower advances	(701)	(92)

Other liabilities	(803)	(72)

Net cash provided by (used in) operating activities	(1,430)	2,197

Cash flows from investing activities:

Loans funded	(10,892)	(15,693)

Principal collected and other adjustments	2,597	3,384

Proceeds from interest-only strip receivables	102	148

Purchase of property and equipment and other assets	(8)	(31)

Proceeds from (purchase of) mortgage-backed security of affiliate	56	113

Proceeds from partnership distributions	1,198	1,135

Release of (investment in) restricted investments	683	(102)

Advances from unconsolidated affiliates, net	2,422	931

Net cash used in investing activities	(3,842)	(10,115)

Cash flows from financing activities:

Payment of dividends on common stock	(3,135)	(2,957)

Payment of dividends on preferred stock	(62)	(63)

Payment of SBA debentures	(4,000)	—

Net cash used in financing activities	(7,197)	(3,020)

Net decrease in cash and cash equivalents	(12,469)	(10,938)

Cash and cash equivalents, beginning of year	23,193	18,725

Cash and cash equivalents, end of period	$10,724	$7,787

Supplemental disclosure:

Interest paid	$1,662	$1,663

Reclassification from loans receivable to real property owned	$—	$323

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Interim Financial Statements:

      The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned regulated investment company subsidiaries (collectively, “we”, “us” or “our”) as of March 31, 2000 and the consolidated statements of income and cash flows for the three months ended March 31, 2000 and 1999 have not been audited by independent accountants. In the opinion of our management, the financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999. These adjustments are of a normal recurring nature.

      Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 1999 Annual Report on Form 10-K.

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

      The results for the three months ended March 31, 2000 are not necessarily indicative of future financial results.

Note 2.  Reclassification:

      Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3.  Business:

      PMC Capital is a diversified closed-end management investment company that operates as a business development company under the Investment Company Act of 1940 (the “1940 Act”). We are primarily engaged in the business of originating loans to small businesses either directly or through our three principal subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). We primarily originate loans to individuals and small business concerns in the lodging industry. We also target the medical, food service, service, retail and commercial real estate industries. We are a national lender that primarily lends to businesses in the southwest and southeast regions of the United States. In addition to our lending operations, we earn revenue as an investment advisor pursuant to a fee arrangement with PMC Commercial Trust (“PMC Commercial”). PMC Commercial is a real estate investment trust and our affiliate as a result of common management.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

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

      PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMCIC are either fixed or variable based on the prime lending rate (“Prime Rate”). As an SSBIC, PMCIC is eligible to obtain long-term, fixed-rate funding through the SBA by issuing debentures which are guaranteed by the SBA.

      Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides long-term loans to borrowers whether or not they qualify as “disadvantaged”. The interest rates on loans originated by Western Financial are either fixed or variable based on the Prime Rate. As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding through the SBA through the issuance of debentures which are guaranteed by the SBA.

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

      PMC Funding holds assets on our behalf.

      The Limited Partnerships have been formed as Delaware limited partnerships to act as our special purpose affiliates that acquire loans from us and issue debt through private placements.

Note 5.  Dividends Paid and Declared:

      During January 2000, we paid a quarterly dividend of $0.25 per share of common stock and a special dividend of $0.015 per share of common stock to shareholders of record on December 31, 1999. During March 2000, we declared a dividend of $0.25 per share of common stock to shareholders of record on March 31, 2000 which was paid during April 2000.

Note. 6.  SBA Debentures Payable:

      During January 2000 and March 2000 we paid in full $3.0 million and $1.0 million, respectively, of SBA debentures at their maturity.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 7.  Condensed Combined Financial Statements:

      As described in Note 4, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries.

      The following are condensed combined financial statements of the unconsolidated subsidiaries as of March 31, 2000 and December 31, 1999 and for the three months ended March 31, 2000 and 1999:

CONDENSED COMBINED BALANCE SHEETS

	March 31,	December 31,
	2000	1999

	(In thousands)
ASSETS

Investments at value:

Loans receivable, net	$107,553	$111,184

Cash equivalents	416	33

Restricted investments and real property owned	9,760	9,443

	117,729	120,660

Other assets	908	856

Total assets	$118,637	$121,516

LIABILITIES AND OWNERS’ EQUITY

Liabilities:

Notes payable	$98,096	$99,767

Other liabilities	433	1,711

	98,529	101,478

Owners’ Equity:

Common stock and additional paid-in capital	501	501

Partners’ capital	20,128	20,128

Retained deficit	(521)	(591)

	20,108	20,038

Total liabilities and owners’ equity	$118,637	$121,516

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

CONDENSED COMBINED STATEMENTS OF INCOME

	Three Months
	Ended March 31,

	2000	1999

	(In thousands)

Income:

Investment income	$2,965	$1,552

Other income, net	128	452

Total income	3,093	2,004

Expenses:

Interest	1,718	905

General and administrative expenses	106	69

Total expenses	1,824	974

Net income	1,269	1,030

Less: elimination of the net cash flow and unrealized gain (loss) on loans relating to the interest-only strip receivable in consolidation	469	167

Equity in income of unconsolidated subsidiaries, net	$800	$863

      Included above are the accounts of the Limited Partnerships. During the three months ended March 31, 2000 and 1999, the Limited Partnerships had $2,962,000 and $1,599,000 in total income, respectively, and net income of $1,137,000 and $666,000 before the elimination of the net cash flow relating to the interest-only strip receivables.

Note 8.  Realized and Unrealized Gain (Loss) on Investments:

      In determining the fair value of the interest-only strip receivable and servicing asset related to our securitization and sale transactions, we utilize certain assumptions which include:

	SBA 7(a)	Non-SBA 7(a)
	Transactions	Transactions

Prepayment rate(a)	Minimum 22% CPR	Minimum 8% CPR

Loss rate(b)	Approximately 0.5% per anum	Approximately 0.5% per anum

Discount rate(c)	14.3%	14.3%

(a)	CPR is a commonly used term for prepayment speeds and is an abbreviation for constant prepayment rate. Our prepayment rate is based on current performance of the respective loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans.

(b)	Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a 0.5% loss rate covers this inherent risk.

(c)	The rate is as of March 31, 2000 and is based upon our estimate of comparable rates of discount which would be used by potential purchasers of similar assets.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Activity in our investments written-off and change in unrealized appreciation (depreciation) on investments is as follows:

	Three Months Ended March 31, 2000

	Interest-Only
	Strip	Loans
	Receivables	Receivable	Total

Investments written-off	$—	$(5,000)	$(5,000)

Change in unrealized appreciation (depreciation) on investments	110,000	33,000	143,000

Total realized and unrealized gain (loss) on investments	$110,000	$28,000	$138,000

	Three Months Ended March 31, 1999

	Interest-Only
	Strip	Loans
	Receivables	Receivable	Total

Investments written-off	$—	$(527,000)	$(527,000)

Change in unrealized appreciation (depreciation) on investments	(160,000)	529,000	369,000

Total realized and unrealized gain (loss) on investments	$(160,000)	$2,000	$(158,000)

Note 9.  Earnings Per Common Share Computations:

      The computations of basic earnings per common share are based on the weighted average number of shares outstanding during the period. For the purpose of determining the diluted earnings per share, the weighted average shares outstanding were not increased for the effect of stock options during the three months ended March 31, 2000 and 1999 since the stock options were anti-dilutive. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were approximately $62,000 during the three months ended March 31, 2000 and 1999. The weighted average number of shares used in the computations of basic and diluted earnings per common share were 11.8 million for the three months ended March 31, 2000 and 1999.

Note 10.  Commitments and Contingencies:

      Loan commitments outstanding at March 31, 2000, to various small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $56.5 million. Of these commitments, $17.3 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of our business and, in our opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PART I

Financial Information

ITEM 2.

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Results of Operations

General

      Our operations include originating, servicing and selling commercial loans. We sell the government guaranteed portion of our loans originated under the SBA 7(a) program and sell commercial mortgage loans through securitizations and structured financings. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest on sold loans by owning a percentage of the related loan and by establishing cash reserves to cover future losses relating to the sold loans. In addition, we operate as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to fee arrangements with PMC Commercial Trust (“PMC Commercial”). Our revenue sources include the following:

•	Interest earned on commercial loans originated and retained including the effect of commitment fees collected at the inception of the loan.

•	Fee income from the management of PMC Commercial’s property and loan portfolios.

•	Equity interests in the income of our non-investment company unconsolidated subsidiaries.

•	Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) program loans into the secondary market.

•	Interest earned on temporary (short-term) investments.

•	Gains relating to securitizations and structured loan sales.

•	Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.

      Our earnings depend primarily on the level of interest and related portfolio income and net realized and unrealized earnings on our investment portfolio after deducting interest incurred on borrowed funds and operating expenses. Interest income results from the stated interest rate earned on a loan, the collection and amortization of loan origination fees and original issue discount. Our ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. For a more detailed description of the risk factors affecting our financial condition and results of operations, see the risk factors section in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      Our retained loan portfolio at value was $115.0 million and $106.3 million at March 31, 2000 and December 31, 1999, respectively. During the three months ended March 31, 2000 and for the years ended December 31, 1999 and 1998, we originated investments in loans totaling $13.2 million, $84.3 million and $66.4 million and received repayments and sold loans totaling $3.8 million, $90.2 million and $75.5 million, respectively. As a result, our outstanding portfolio increased by 8.2% (32.8% on an annualized basis) during the first quarter of 2000. Primarily as a result of the structured loan sale in June 1999, the total loan portfolio decreased by 9% from December 31, 1998 to December 31, 1999.

      For the three months ended March 31, 2000 and for the years ended December 31, 1999, 1998 and 1997, principal collections including prepayments (as an annualized percentage of our total retained loan portfolio), were 9%, 15%, 19% and 11%, respectively. Prepayments generally increase during times of declining interest rates. When fixed interest rate loans are paid off prior to their maturity, we receive the immediate benefit of prepayment charges. Prepayment charges result in one-time increases in our other investment income. The proceeds from the prepayments we have received were invested initially in temporary investments and have been re-loaned or committed to be re-loaned at lower interest rates. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may have an impact on our ability to maintain shareholder distributions at current levels. The impact of the lower lending rates was partially offset by reduced cost of borrowings. First Western’s loans (all variable-rate) have no prepayment fees in accordance with SBA policy. We believe that as a result of the current interest rate environment the prepayment activity on fixed interest rate loans may continue at the low levels that we experienced during 1999 and the first quarter of 2000, during the remainder of the year ending December 31, 2000.

      Substantially all of the First Western loans are variable-rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period (the “Prime Rate”). The spread over the Prime Rate charged by First Western ranges from 0.5% to 2.75%.

      The Prime Rates for variable-rate loans are as follows:

	2000	1999	1998

First Quarter	8.50%	7.75%	8.50%

Second Quarter(1)	—	7.75%	8.50%

Third Quarter	—	8.00%	8.50%

Fourth Quarter	—	8.25%	8.25%

(1)	Effective April 1, 2000, the Prime Rate is 9.0%.

      We receive other investment income from various sources including prepayment fees, late fees, construction monitoring fees and site visit fees. The amount of other investment income earned will vary based on the volume of loans funded, the timing and amount of financings, the volume of loans which prepay, the mix of loans (construction versus non-construction), the rate and type of loans originated (whether fixed or variable) and the general level of interest rates.

      Expenses primarily consist of interest expense, salaries and related benefits and overhead. General and administrative expenditures consist primarily of insurance, advertising and promotional expense, telephone services, corporate printing costs, commissions and general office expenses. In addition, we have other administrative costs which consist of profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. Our operations are centralized in Dallas, Texas where our headquarters are located. We presently have additional business development offices located in Atlanta, Georgia, Phoenix, Arizona and Kansas City, Missouri.

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

      In accordance with SFAS No. 125, we establish a servicing asset to the extent we receive contractual compensation for servicing loans which is in excess of adequate compensation to service these loans. Servicing the sold portion of government guaranteed loans requires First Western to retain a minimum servicing spread of 1%. The amount of this spread exceeds adequate compensation to service these loans. Accordingly, we have recorded a servicing asset relating to the servicing of the sold portion of First Western’s loans. The servicing asset is amortized in proportion to and over the period of estimated net servicing income and is evaluated for impairment by stratifying the servicing assets by one or more of the predominant risk characteristics of the underlying financial assets.

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

Three Months Ended March 31, 2000 Compared to the Three Months Ended March 31, 1999

      Net income decreased by $129,000 (5%), from $2,745,000 during the three months ended March 31, 1999 to $2,616,000 during the three months ended March 31, 2000. The weighted average common shares outstanding was 11,829,000 during each of the three months ended March 31, 2000 and 1999. The most significant reason for the decrease in net income when comparing the three months ended March 31, 2000 and 1999 was the reduced interest income recognized primarily as a result of the securitization and sale of a loan portfolio during June 1999. Until the proceeds received from this transaction are reinvested in loans to small businesses, future earnings will not be comparable with earnings of prior quarters. The proceeds had substantially been reinvested by March 31, 2000.

      Interest income: Interest income decreased by $100,000 (3%), from $3,716,000 for the three months ended March 31, 1999 to $3,616,000 for the three months ended March 31, 2000. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments, up-front fees collected including the accretion of up-front fees and the interest earned on the interest-only strip receivables. This overall decrease was primarily attributable to the structured sale of over $60 million in loans during June 1999 and a continued decline in interest rates on new loan originations.

      Interest on other investments for the three months ended March 31, 2000 was $414,000 which was $205,000 greater than the $209,000 in interest income on other investments earned during the three months ended March 31, 1999. This increase was primarily due to the interest income earned on our interest-only strip receivable related to the securitization and sale of loans in June 1999.

      Interest income on loans decreased by $305,000 (9%), from $3,507,000 during the three months ended March 31, 1999 to $3,202,000 during the three months ended March 31, 2000. The decrease in interest income on loans was primarily a result of the decrease in the weighted average outstanding principal amount of loans which decreased as a result of the structured sale of loans in June 1999. The average retained loan portfolio decreased by 10% to $110.6 million during the three months ended March 31, 2000 from $122.6 million during the three months ended March 31, 1999.

      Premium income: Premium income decreased by $50,000 (30%), from $169,000 for the three months ended March 31, 1999 to $119,000 for the three months ended March 31, 2000. This decrease was primarily attributable to (i) a $961,000 (44%) decrease in proceeds from the sale of the government guaranteed portion of loans (under the SBA 7(a) Program) from $2,172,000 during the three months ended March 31, 1999 to $1,211,000 during the three months ended March 31, 2000. In 1999, we refocused our marketing effort on SBA 7(a) lending which contributed to the higher volume of SBA 7(a) lending during the latter half of 1999. While this effort did not produce a large volume of fundings during the first quarter of 2000, we expect that the volume of SBA 7(a) lending will increase to approximately $6 million in the second quarter of 2000.

      Other investment income, net: Other investment income, net, decreased by $94,000 (43%), from $221,000 for the three months ended March 31, 1999 to $127,000 for the three months ended March 31, 2000. This decrease was primarily attributable to a decrease in prepayment fees received during the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

      Equity in income (loss) of unconsolidated subsidiaries: As a BDC, we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the “equity method” of accounting. Earnings of our unconsolidated subsidiaries, primarily the Limited Partnerships established by us in connection with the structured sales of our loans, are reflected as a single line item (Equity in income of unconsolidated subsidiaries) on our consolidated statements of operations.

      The differential between the interest and other loan related income received by the Limited Partnerships on the loans transferred to them by PMC Capital and the interest paid by the Limited Partnerships on the notes issued by the Limited Partnerships in connection with the structured sales, less the net cash flow relating to the interest-only strip receivable on PMC’s balance sheet and any loan losses, contributes to the revenues of PMC Capital through its equity ownership in the Limited Partnerships.

      Equity in income of unconsolidated subsidiaries decreased by $63,000 (7%), from $863,000 during the three months ended March 31, 1999 to $800,000 during the three months ended March 31, 2000.

      The net income of PMC Advisers was $128,000 during the three months ended March 31, 2000 compared to $190,000 during the three months ended March 31, 1999. The decrease was primarily related to fees generated in 1999 related to the acquisition of property by PMC Commercial in accordance with the property management agreement entered into with PMC Commercial.

      PMC Funding had a gain of $2,000 during the three months ended March 31, 2000 as compared to a $174,000 gain during the three months ended March 31, 1999. The primary reason for this change was the recognition of a gain on the sale of an asset during the first quarter of 1999.

      In addition, profits from the 1996 Partnership decreased. The 1996 Partnership had net income of $252,000 and $369,000 during the three months ended March 31, 2000 and 1999, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans owned by the 1996 Partnership and the recognition of prepayment fees of $46,000 in the first quarter of 1999 by the 1996 Partnership while no prepayment fees were earned during the first quarter of 2000.

      The decreases noted above were partially offset by the recognition of $418,000 in net income related to the retained interests in the loans transferred to the 1998 Partnership and the 1999 Partnership during the three months ended March 31, 2000 compared to $130,000 during the three months ended March 31, 1999.

      The loans held by each of the Limited Partnerships will continue to be reduced through principal repayments, resulting in a decline in our profits from these unconsolidated subsidiaries in future periods.

      Other income, net: Other income, net, decreased by $83,000 (14%) from $582,000 during the three months ended March 31, 1999 to $499,000 during the three months ended March 31, 2000. Other income during the three months ended March 31, 1999 included fee income recognition on a loan which paid off in full which was previously acquired at a discount. There were no comparable fees during the three months ended March 31, 2000.

      Operating expenses, not including interest expense: Operating expenses, not including interest, increased by $74,000 (5%) from $1,345,000 during the three months ended March 31, 1999 to $1,419,000 during the three months ended March 31, 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for the Company’s officers and employees who provide all of our management, advisory and portfolio functions, including marketing, servicing, accounting and portfolio analysis. We had an increase in salaries and related benefits of $22,000 (2%), from $965,000 during the three months ended March 31, 1999 to $987,000 during the three months ended March 31, 2000. The increase in salaries and related benefits was attributable to an increase in our marketing staff. In addition, we had an increase of $28,000 in legal and accounting fees. It is anticipated that operating expenses will remain at present levels during the remainder of 2000.

      Interest expense: Interest expense decreased by $39,000 (3%), from $1,303,000 during the three months ended March 31, 1999 to $1,264,000 during the three months ended March 31, 2000. Interest expense results primarily from interest on (i) the Company’s $38.3 million of unsecured notes with a weighted average interest rate of 7.3% and weighted average remaining maturity of 2.9 years as of March 31, 2000, and (ii) $31,640,000 of debentures due to the SBA, with a weighted average interest rate of approximately 6.5% and weighted average remaining maturity of 4.0 years as of March 31, 2000. During July 1999, we incurred an additional $3.3 million in senior debt and during September 1999, January 2000 and March 2000, we repaid at maturity $3.5 million, $3.0 million and $1.0 million, respectively, in SBA debentures.

      Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments changed from a loss of $158,000 during the three months ended March 31, 1999 to a gain of $138,000 during the three months ended March 31, 2000.

      The primary reason for this difference was the change in unrealized gains (losses) relating to our interest-only strip receivables. During the three months ended March 31, 1999, we recognized net unrealized losses of $160,000 compared to net unrealized gains of $110,000 during the three months ended March 31, 2000. The primary reason for the net gains in the first quarter of 2000 was the low rate of prepayment and loss activity related to the structured loan sale completed in June 1999 while the primary reason for the losses in the first quarter of 1999 was increased prepayment of principal on the underlying pool of loans.

      We also recognized $33,000 of net loan valuation gains during the three months ended March 31, 1999 compared to $2,000 in net loan valuation gains during the three months ended March 31, 1999. These gains were primarily the result of previously identified loan loss reserves established for problem assets being reversed as a result of the loans paying in full during the respective period.

Cash Flow Analysis

      The primary source of our funds from operating activities is net income. The source of funds from net income is adjusted primarily by the gain recognized from the sale of assets, the equity in the income of unconsolidated subsidiaries, the change in other assets and liabilities, and First Western’s lending activities.

      We used cash flow from operating activities of $1,433,000 during the three months ended March 31, 2000 primarily as a result of the lending activity of First Western relating to the origination and sale of the government guaranteed portion of the SBA 7(a) program loans originated into the secondary market (“Government Guaranteed Lending”) and the net change in operating assets and liabilities. We generated cash flow of $2,197,000 during the three months ended March 31, 1999.

      Included in cash flows from operating activities is the portion of the lending activity of First Western related Government Guaranteed Lending. During the three months ended March 31, 2000 and 1999, we had a net use of cash of $1,087,000 and a net source of cash of $634,000, respectively, from Government Guaranteed Lending activities representing a decrease in source of funds of $1,721,000. The net operating income and unrealized gain (loss) on investments adjusted for the principal non-cash items (which are the change in unrealized depreciation on investments and loans written-off, depreciation and amortization and the gain (loss) on sale of assets) was $2,700,000 for the three months ended March 31, 2000, compared to $3,226,000 during the three months ended March 31, 1999, which represents a $526,000 (16%) decrease. The primary reason for this decrease was the reduction in total revenues of $443,000 due to the smaller average portfolio outstanding primarily a result of the structured sale of loans in June 1999. In addition, during the three months ended March 31, 2000 and 1999, we had a net use of cash of $1,922,000 and $587,000, respectively, from the change in operating assets and liabilities which represents a $1,335,000 increase in use of funds. This increased use of funds was primarily the result of deploying borrower advances during the first quarter of 2000.

      We used cash flow of $3,839,000 and $10,115,000 from investing activities during the three months ended March 31, 2000 and 1999, respectively. This $6,276,000 decrease in investing activities relates primarily to a net decrease in loans funded less principal collected of $4,013,000 and by a $1,493,000 million increase in advances to unconsolidated affiliates. During the three months ended March 31, 2000, we funded $4,801,000 less than the three months ended March 31, 1999. See “Competition”.

      We used cash flow of $7,197,000 and $3,020,000 from financing activities during the three months ended March 31, 2000 and 1999, respectively. The primary reason for the increased use of funds of $4,177,000 was the payment of $4,000,000 in SBA debentures when they matured during the first quarter of 2000. No debentures matured or were paid off during the first quarter of 1999.

Liquidity and Capital Resources

Sources and uses of funds:

      As a regulated investment company, pursuant to the Internal Revenue Code, we are required to pay out substantially all of our net investment company taxable income to our common shareholders (see “Dividends” below). Consequently, we must procure funds from sources other than earnings in order to meet our capital requirements. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

      Our primary use of funds is to originate loans. We also expend funds primarily for payment of:

•	dividends to shareholders,

•	principal payments on borrowings,

•	interest and related financing costs, and

•	general and administrative expenses.

      Historically, our primary source of capital and liquidity has been:

•	debentures issued through programs of the SBA,

•	private and public issuances of common stock,

•	the issuance of senior unsecured medium-term notes,

•	the structured sale or securitization of a portion of our loan portfolio, and

•	the utilization of our short-term, unsecured revolving credit facility.

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

      We have $6.7 million in senior notes which mature in July 2000 and $11.6 million in SBA debentures which mature during the year ending December 31, 2000. We anticipate that the $6.7 million in senior notes will be rolled over into new senior notes at their maturity. We have used cash on hand to pay off $4.0 million in SBA debentures which matured during the first quarter of 2000. We expect the remaining $7.6 million of SBA debentures to be rolled over at their maturity through the SBA’s outstanding commitment to provide debentures to our SBIC subsidiaries.

      In order to meet our commitments as discussed below, we have $15 million available under our revolving credit facility. Additional sources of capital include principal collections on our existing loan portfolio and proceeds from the sale of 7(a) loans in the secondary market. We are also developing a loan pool of approximately $40 million to $50 million for a securitization transaction which is anticipated to be completed prior to September 30, 2000. To the extent commitments pertain to PMCIC or Western Financial, we should be able to issue SBA debentures to fund those commitments. There can be no assurances that we will be able to complete the above transactions at acceptable advance rates and/or interest rates. If not, we may have to refer commitments to PMC Commercial, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets to meet our committed obligations when and if they come due. Management believes that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

Commitments:

      Loan commitments outstanding at March 31, 2000 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $56.5 million. Of these commitments, $17.3 million were for loans partially guaranteed by the SBA of which approximately $15.1 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of our business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

Economy and Competition:

      Our primary competition comes from banks, financial institutions and other lending companies. Additionally, there are lending programs which have been established by national franchisers in the lodging industry. Some of these competitors have greater financial and larger managerial resources than us. Competition has increased as the financial strength of the banking and thrift industries improved. In our opinion, there continues to be competitive lending activity at advance rates and interest rates which are considerably more aggressive than those offered by us. In order to maintain a quality portfolio, we will continue to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities will not be funded by us. We believe we compete effectively with such entities on the basis of the lending programs offered, the interest rates, maturities and payment schedules, the quality of our service, our reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

      As a result of uncertain economic trends and overbuilding in certain regional markets, we are experiencing a slowdown in the number of new hospitality properties that are being built or sold. The result has been an increase in competition at advance rates and with terms with which we have chosen not to compete. The result has been a decline in our new loan volume as we continue to maintain our credit standards. Barring economic changes, based on our presently outstanding commitments to fund loans, the volume of new loans funded is expected to increase primarily late in the third quarter and into the fourth quarter.

Revolving credit facility:

      At March 31, 2000, we had no borrowings outstanding under our revolving credit facility, and had availability of $15 million. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to senior debt (as defined in the credit facility) will not fall below 135% with respect to PMC Capital and 150% including our consolidated subsidiaries. At March 31, 2000 we were in compliance with all covenants of this facility.

Investment Company Act requirements:

      PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by us from the Securities and Exchange Commission.

Dividends:

      PMC Capital has historically paid 100% of its investment company taxable income and not paid any return of capital. There are certain timing differences between book and tax income, most notably the recognition of commitment fees received and the recognition of income relating to the 1998 and 1999 structured sale of loans. As a result of these timing differences, the payment and amount of dividends does not necessarily coincide with our earnings. We anticipate (based on past operations and current business trends) that the dividend will be $0.25 per share, per quarter, through the end of the year 2000. Each of the quarterly dividends paid during 1999 were $0.25 per share with an additional special dividend of $0.015 per share declared in December 1999 and paid in January 2000. Our Board of Directors may amend this stabilized dividend policy as warranted by actual and/ or anticipated earnings.

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

OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

      None

ITEM 6.  Exhibits and Reports on Form 8-K

      A.  Exhibits

      27 — Financial Data Schedule

      B.  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC CAPITAL, INC.

Date: 5/15/00	/s/ LANCE B. ROSEMORE

Lance B. Rosemore
President

Date: 5/15/00	/s/ BARRY N. BERLIN

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

27	— Financial Data Schedule