Form 10-Q
period 2000-06-30
PMC CAPITAL INC
filed 2000-08-14
CIK 722571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2000

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  [X] NO  [   ]

      As of August 14, 2000, Registrant had outstanding 11,846,116 shares of Common Stock, par value $.01 per share.

INDEX
PART I Financial Information
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
CONDENSED COMBINED BALANCE SHEETS
CONDENSED COMBINED STATEMENTS OF INCOME
PART II Other Information
SIGNATURES
INDEX TO EXHIBITS
Financial Data Schedule

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

		Page
		No.

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — June 30, 2000 (Unaudited) and December 31, 1999	2

	Consolidated Statements of Income (Unaudited) — Six Months Ended June 30, 2000 and 1999	3

	Consolidated Statements of Income (Unaudited) — Three Months Ended June 30, 2000 and 1999	4

	Consolidated Statements of Cash Flows (Unaudited) — Six Months Ended June 30, 2000 and 1999	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

PART II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits and Reports on Form 8-K	24

PART I

Financial Information

ITEM 1.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
( In thousands, except share and per share data)

	June 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Investments at value:

Loans receivable, net	$118,152	$106,325

Cash equivalents	4,329	22,980

Investment in unconsolidated subsidiaries	19,484	20,038

Interest-only strip receivables	5,393	5,820

Restricted investments	2,195	2,502

Mortgage-backed security of affiliate	1,815	2,007

Real property owned	—	65

Total investments at value	151,368	159,737

Other assets:

Receivable for loans sold	1,550	113

Due from unconsolidated subsidiaries	1,537	2,277

Servicing asset	1,079	1,179

Deferred charges, deposits and other assets	815	932

Accrued interest receivable	701	534

Cash	228	213

Property and equipment, net	186	206

Total other assets	6,096	5,454

Total assets	$157,464	$165,191

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

SBA debentures payable	$28,310	$35,640

Notes payable	41,033	38,333

Accounts payable	1,796	1,940

Dividends payable	3,024	3,198

Borrower advances	1,224	2,415

Accrued interest payable	1,132	1,249

Due to unconsolidated subsidiaries	324	628

Deferred fee revenue	301	370

Other liabilities	593	1,104

Total liabilities	77,737	84,877

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:

Common stock, authorized 30,000,000 shares of $.01 par value, 11,846,116 and 11,829,116 shares issued and outstanding at June 30, 2000 and December 31, 1999, respectively	118	118

Additional paid-in capital	71,449	71,312

Undistributed net operating income	526	1,484

Net unrealized appreciation (depreciation) on investments	634	400

	72,727	73,314

Total liabilities and shareholders’ equity	$157,464	$165,191

Net asset value per common share	$6.14	$6.20

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended
	June 30,

	2000	1999

	(Unaudited)

Investment income:

Interest	$7,328	$7,641

Premium income	355	382

Other investment income, net	274	417

Total investment income	7,957	8,440

Other income, net	1,042	1,110

Equity in income of unconsolidated subsidiaries, net	1,465	1,494

Total income	10,464	11,044

Expenses:

Interest	2,529	2,647

Salaries and related benefits	1,995	1,901

General and administrative	389	388

Rent	155	132

Profit sharing plan	79	78

Legal and accounting	129	143

Small Business Administration fees	47	39

Directors and shareholders expense	39	38

Total expenses	5,362	5,366

Net operating income	5,102	5,678

Realized and unrealized gain (loss) on investments:

Investments written-off	(16)	(527)

Sale of assets	—	2,564

Change in unrealized appreciation (depreciation) on investments	234	45

Total realized and unrealized gain (loss) on investments	218	2,082

Net operating income and realized and unrealized gain (loss) on investments	$5,320	$7,760

Preferred dividends	$125	$125

Basic weighted average common shares outstanding	11,830	11,829

Diluted weighted average common shares outstanding	11,833	11,829

Basic and diluted earnings per common share	$0.44	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months ended
	June 30,

	2000	1999

	(unaudited)

Investment income:

Interest	$3,712	$3,925

Premium income	236	213

Other investment income, net	147	196

Total investment income	4,095	4,334

Other income, net	543	528

Equity in income of unconsolidated subsidiaries, net	665	631

Total income	5,303	5,493

Expenses:

Interest	1,265	1,344

Salaries and related benefits	1,008	936

General and administrative	195	190

Rent	80	79

Profit sharing plan	41	40

Legal and accounting	40	82

Small Business Administration fees	21	19

Directors and shareholders expense	29	28

Total expenses	2,679	2,718

Net operating income	2,624	2,775

Realized and unrealized gain (loss) on investments:

Investments written-off	(11)	—

Sale of assets	—	2,564

Change in unrealized appreciation (depreciation) on investments	91	(324)

Total realized and unrealized gain (loss) on investments	80	2,240

Net operating income and realized and unrealized gain (loss) on investments	$2,704	$5,015

Preferred dividends	$63	$63

Basic weighted average common shares outstanding	11,830	11,829

Diluted weighted average common shares outstanding	11,836	11,829

Basic and diluted earnings per common share	$0.22	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2000	1999

	(Unaudited)

Cash flows from operating activities:

Net operating income and realized and unrealized gain (loss) on investments	$5,320	$7,760

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:

Loans funded, held for sale	(4,394)	(5,686)

Proceeds from sale of guaranteed loans	4,733	6,092

Change in unrealized depreciation on investments and investments written-off	(218)	482

Unrealized premium income, net	(130)	(106)

Depreciation and amortization	442	544

Accretion of loan discount and deferred fees	(525)	(739)

Deferred fees collected	20	67

Gain on sale of assets	—	(2,569)

Equity in income of unconsolidated subsidiaries, net	(1,465)	(1,494)

Net change in operating assets and liabilities:	—

Accrued interest receivable	(167)	33

Other assets	(23)	142

Accrued interest payable	(117)	(10)

Borrower advances	(1,191)	793

Other liabilities	(695)	575

Net cash provided by operating activities	1,590	5,884

Cash flows from investing activities:

Loans funded	(19,739)	(28,079)

Principal collected and other adjustments	6,089	11,277

Proceeds from interest-only strip receivables	199	295

Proceeds from sale of assets	65	80

Purchase of property and equipment and other assets	(10)	(32)

Proceeds from mortgage-backed security of affiliate	192	126

Proceeds from partnership distributions	2,943	1,794

Release of (investment in) restricted investments	307	(459)

Investment in unconsolidated subsidiary	—	(1,834)

Advances from unconsolidated affiliates, net	438	284

Net cash used in investing activities	(9,516)	(16,548)

Cash flows from financing activities:

Proceeds from issuance of notes payable	2,700	—

Proceeds from unconsolidated subsidiary	—	55,648

Payment of dividends on common stock	(6,092)	(5,915)

Proceeds from issuance of common stock	137	—

Payment of dividends on preferred stock	(125)	(125)

Payment of SBA debentures	(7,330)	—

Payment of issuance cost on notes and debentures	—	(513)

Net cash provided by (used in) financing activities	(10,710)	49,095

Net increase (decrease) in cash and cash equivalents	(18,636)	38,431

Cash and cash equivalents, beginning of year	23,193	18,725

Cash and cash equivalents, end of period	$4,557	$57,156

Supplemental disclosure:

Interest paid	$2,646	$2,636

Reclassification from loans receivable to real property owned	$—	$323

Loans and interest receivable transferred to unconsolidated subsidiary, net	$—	$4,832

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1.  Interim Financial Statements:

      The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned regulated investment company subsidiaries (collectively, “we”, “us” or “our”) as of June 30, 2000 and the consolidated statements of income for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999 have not been audited by independent accountants. We believe that the financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999. These adjustments are of a normal recurring nature.

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

      The results for the three and six months ended June 30, 2000 are not necessarily indicative of future financial results.

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

•	First Western is a small business lending company (“SBLC”) that originates variable-rate loans which are partially guaranteed by the Small Business Administration (“SBA”) pursuant to its Section SBA 7(a) program (the “SBA 7(a) program”).

•	PMCIC is a licensed specialized small business investment company (“SSBIC”) under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCIC provides long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMCIC are either fixed or variable based on the prime lending rate (“Prime Rate”). As an SSBIC, PMCIC is eligible to obtain long-term, fixed-rate funding through the SBA by issuing debentures which are guaranteed by the SBA.

•	Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides long-term loans to borrowers whether or not they qualify as “disadvantaged”. The interest rates on loans originated by Western Financial are either fixed or variable based on the Prime Rate. As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding through the SBA through the issuance of debentures which are guaranteed by the SBA.

      In addition, PMC originates loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by its subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the SBA 7(a) program or SBIC programs.

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

      In addition, PMC Capital is either directly or indirectly the sole shareholder or partner of several non-investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); PMC Capital Limited Partnership (the “1996 Partnership”) and its related general partner and trust; PMC Capital, L.P. 1998-1 (the “1998 Partnership”), and its related general partner and PMC Capital, L.P. 1999-1 (the “1999 Partnership” and collectively with the 1996 Partnership and the 1998 Partnership, the “Limited Partnerships”) and its related general partner.

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

Note 4.  Dividends Paid and Declared:

      During January 2000, we paid a quarterly dividend of $0.25 per share of common stock and a special dividend of $0.015 per share of common stock to shareholders of record on December 31, 1999. During April 2000, we paid a quarterly dividend of $0.25 per share of common stock to shareholders of record on March 31, 2000. During June 2000, we declared a dividend of $0.25 per share of common stock to shareholders of record on June 30, 2000 which was paid during July 2000.

Note 5.  SBA Debentures Payable and Notes Payable

      During the six months ended June 30, 2000 we paid in full approximately $7.3 million of SBA debentures at their maturity.

      In addition, we issued a $3.0 million SBA debenture during July 2000. The debenture matures on September 30, 2010 and bears an interest rate of 8.20% until September 27, 2000 at which time the interest rate will be set by the SBA based on a spread above the then current 10 year United States Treasury note yield. Based on current market conditions, the note rate is expected to be approximately 8% (including the mandatory SBA annual fee).

      During July 2000 we paid in full approximately $6.7 million of senior notes with an interest rate of 7.2% at their maturity. Concurrently, we issued $10 million of senior notes with a floating rate of interest which is reset on a quarterly basis at LIBOR plus 1.4%. The note matures on July 19, 2004 and the interest rate is initially set at 8.13% until July 31, 2000.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 6.  Condensed Combined Financial Statements:

      As described in Note 3, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries.

      The following are condensed combined financial statements of the unconsolidated subsidiaries as of June 30, 2000 and December 31, 1999 and for the three and six months ended June 30, 2000 and 1999:

CONDENSED COMBINED BALANCE SHEETS

	June 30,	December 31,
	2000	1999

	(Unaudited, in thousands)
ASSETS

Investments at value:

Loans receivable, net	$106,038	$111,184

Cash equivalents	30	33

Restricted investments and real property owned	8,413	9,443

	114,481	120,660

Other assets	1,138	856

Total assets	$115,619	$121,516

LIABILITIES AND OWNERS’ EQUITY

Liabilities:

Notes payable	$94,274	$99,767

Other liabilities	1,861	1,711

	96,135	101,478

Owners’ Equity:

Common stock and additional paid-in capital	752	752

Partners’ capital	19,108	19,649

Accumulated deficit	(376)	(363)

	19,484	20,038

Total liabilities and owners’ equity	$115,619	$121,516

CONDENSED COMBINED STATEMENTS OF INCOME

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2000	1999	2000	1999

	(Unaudited, in thousands)

Income:

Investment income	$2,822	$2,002	$5,787	$3,554

Other income, net	123	93	251	545

Total income	2,945	2,095	6,038	4,099

Expenses:

Interest	1,701	1,141	3,419	2,046

General and administrative expenses	123	120	229	189

Total expense	1,824	1,261	3,648	2,235

Net income	1,121	834	2,390	1,864

Less: elimination of the net cash flow and unrealized gain (loss) on loans relating to the interest-only strip receivable in consolidation	456	203	925	370

Equity in income of unconsolidated subsidiaries, net	$665	$631	$1,465	$1,494

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Included above are the accounts of the Limited Partnerships. During the three months ended June 30, 2000 and 1999, the Limited Partnerships had $2,822,000 and $1,957,000 in total income, respectively, and net income of $1,019,000 and $785,000 before the elimination of the net cash flow relating to the interest-only strip receivables. During the six months ended June 30, 2000 and 1999, the Limited Partnerships had $5,784,000 and $3,556,000 in total income, respectively, and net income of $2,156,000 and $1,451,000 before the elimination of the net cash flow relating to the interest-only strip receivables.

Note 7.  Realized and Unrealized Gain (Loss) on Investments:

      In determining the fair value of the interest-only strip receivable related to our securitization and sale transactions, we utilize certain assumptions which include:

	SBA 7(a)	Non-SBA 7(a)
	Transactions	Transactions

Prepayment rate(a)	Minimum 22% CPR	Minimum 8% CPR

Loss rate(b)	Approximately 0.5% per anum	Approximately 0.5% per anum

Discount rate(c)	14.2%	14.2%

(a)	CPR is a commonly used term for prepayment speeds and is an abbreviation for constant prepayment rate. Our prepayment rate is based on current performance of the respective loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans.

(b)	Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a 0.5% loss rate covers this inherent risk.

(c)	The rate is as of June 30, 2000 and is based upon our estimate of comparable rates of discount which would be used by potential purchasers of similar assets.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

      Activity in our investments written-off and change in unrealized appreciation (depreciation) on investments is as follows:

	Six Months Ended June 30, 2000			Three Months Ended June 30, 2000

	Interest-Only			Interest-Only
	Strip	Loans		Strip	Loans
	Receivables	Receivable	Total	Receivables	Receivable	Total

Investments written-off	$—	$(16,000)	$(16,000)	$—	$(11,000)	$(11,000)

Change in unrealized appreciation (depreciation) on investments	330,000	(96,000)	234,000	220,000	(129,000)	91,000

Total realized and unrealized gain (loss) on investments	$330,000	$(112,000)	$218,000	$220,000	$(140,000)	$80,000

	Six Months Ended June 30, 1999			Three Months Ended June 30, 1999

	Interest-Only			Interest-Only
	Strip	Loans		Strip	Loans
	Receivables	Receivable	Total	Receivables	Receivable	Total

Investments written-off	$—	$(527,000)	$(527,000)	$—	$—	$—

Change in unrealized appreciation (depreciation) on investments	(414,000)	459,000	45,000	(254,000)	(70,000)	(324,000)

Total realized and unrealized gain (loss) on investments	$(414,000)	$(68,000)	$(482,000)	$(254,000)	$(70,000)	$(324,000)

Note 8.  Earnings Per Common Share Computations:

      The computations of basic earnings per common share are based on the weighted average number of shares outstanding during the period. For the purpose of determining the diluted earnings per share, the weighted average shares outstanding were increased for the effect of stock options by approximately 6,000 and 3,000 shares during the three and six months ended June 30, 2000, respectively. For the purpose of determining the diluted earnings per share, the weighted average shares outstanding were not impacted by the effect of stock options during the three and six months ended June 30, 1999 since the stock options were anti-dilutive. The weighted average number of shares used in the computations of basic and diluted earnings per common share were 11.8 million for the three and six months ended June 30, 2000 and 1999.

      Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were approximately $63,000 during the three months ended June 30, 2000 and 1999 and approximately $125,000 during the six months ended June 30, 2000 and 1999.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(Unaudited)

Note 9.  Commitments and Contingencies:

      Loan commitments outstanding at June 30, 2000, to various small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $40.3 million. Of these commitments, $13.2 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of our business and, in our opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

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

      Our earnings depend primarily on the level of interest and related portfolio income and net realized and unrealized earnings on our investment portfolio after deducting interest incurred on borrowed funds and operating expenses. Interest income includes the stated interest rate earned on a loan, the collection and amortization of loan origination fees and original issue discount. Our ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. For a more detailed description of the risk factors affecting our financial condition and results of operations, see the risk factors section in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      Our retained loan portfolio at value was $118.2 million and $106.3 million at June 30, 2000 and December 31, 1999, respectively. During the six months ended June 30, 2000 and for the years ended December 31, 1999 and 1998, we originated investments in loans totaling $24.1 million, $84.3 million and $66.4 million and received repayments and sold loans totaling $10.8 million, $90.2 million and $75.5 million, respectively. As a result, our outstanding portfolio increased by 11.2% during the first half of 2000. Primarily as a result of the structured loan sale in June 1999, the total loan portfolio decreased by 9% from December 31, 1998 to December 31, 1999.

      For the six months ended June 30, 2000 and for the years ended December 31, 1999 and 1998, principal collections including prepayments (as an annualized percentage of our total retained loan portfolio), were 11%, 15% and, 19%, respectively. Prepayments generally increase during times of declining interest rates. When fixed interest rate loans are paid off prior to their maturity, we receive the immediate benefit of prepayment charges. Prepayment charges result in one-time increases in our other investment income. The proceeds from the prepayments we have received were invested initially in temporary investments and have been re-loaned or committed to be re-loaned at lower interest rates. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may have an impact on our ability to maintain shareholder distributions at current levels. The impact of the lower lending rates was partially offset by reduced cost of borrowings. First Western’s loans (all variable-rate) have no prepayment fees in accordance with SBA policy. We believe that as a result of the current interest rate environment the prepayment activity on fixed interest rate loans may continue at the lower levels that we experienced during 1999 and the first half of 2000, during the remainder of the year ending December 31, 2000.

      Substantially all of the First Western loans are variable-rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period (the “Prime Rate”). The spread over the Prime Rate charged by First Western ranges from 0.5% to 2.75%.

      The Prime Rates for variable-rate loans are as follows:

	2000	1999	1998

First Quarter	8.50%	7.75%	8.50%

Second Quarter	9.00%	7.75%	8.50%

Third Quarter(1)	—	8.00%	8.50%

Fourth Quarter	—	8.25%	8.25%

(1)	Effective July 1, 2000, the Prime Rate is 9.5%.

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

      Expenses primarily consist of interest expense, salaries and related benefits and overhead. General and administrative expenditures consist primarily of insurance, advertising and promotional expense, telephone services, corporate printing costs, commissions and general office expenses. In addition, we have other administrative costs which consist of profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. Our operations are centralized in Dallas, Texas where our headquarters are located. We presently have additional business development offices located in Atlanta, Georgia, Phoenix, Arizona, Arlington, Texas and Kansas City, Missouri.

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

      As of the date a securitization or structured financing is completed, an asset is established and classified as an “interest-only strip receivable.” This receivable is initially valued based on management’s estimate of the anticipated discounted future cash flows retained by us related to the pool of securitized loans. Management’s assumptions include estimates of prepayment speeds, default rates and future loan losses. The discount rate is a market rate based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction.

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

Six Months Ended June 30, 2000 Compared to the Six Months Ended June 30, 1999

      Net income decreased by $2,440,000 (31%), from $7,760,000 during the six months ended June 30, 1999 to $5,320,000 during the six months ended June 30, 2000. As more fully detailed below, the most significant reason for this decrease in net income was the gain of approximately $2.6 million recognized from the securitization and sale of a loan portfolio during June 1999. There was no comparable transaction during the six months ended June 30, 2000. The basic and diluted weighted average common shares outstanding were approximately 11.8 million during each of the six months ended June 30, 2000 and 1999.

      Interest income: Interest income decreased by $313,000 (4%), from $7,641,000 for the six months ended June 30, 1999 to $7,328,000 for the six months ended June 30, 2000. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments, up-front fees collected including the accretion of up-front fees and the interest earned on the interest-only strip receivables. This overall decrease was primarily attributable to a decrease in income from up-front fees recognized and the decline in the weighted average interest rate on loans outstanding. This decline was primarily a result of the loans sold in the June 1999 securitization having a higher interest rate than the loans originated with the proceeds from the securitization.

      Interest income on loans decreased by $374,000 (5%), from $7,008,000 during the six months ended June 30, 1999 to $6,634,000 during the six months ended June 30, 2000. The decrease in interest income was a result of the recognition of commitment fee income and a decrease in the weighted average portfolio outstanding. During the six months ended June 30, 1999 we recognized approximately $450,000 more in commitment fees than during the six months ended June 30, 2000. The decrease in commitment fees is attributable to less loan originations during the six months ended June 30, 2000 (a reduction of approximately $10 million) when compared to the six months ended June 30, 1999 and the recognition of previously deferred commitment fees on loans sold in the June 1999 securitization. In addition, the average retained loan portfolio decreased by 3% to $113.1 million during the six months ended June 30, 2000 from $116.6 million during the six months ended June 30, 1999. The decrease noted above was partially offset by an increase in the weighted average interest rate primarily related to an increase in the Prime Rate causing interest income to be increased on our variable interest rate portfolio.

      Interest on other investments (which consists of interest on temporary investments and the interest-only strip receivables) for the six months ended June 30, 2000 was $694,000 which was $61,000 more than the $633,000 in interest income on other investments earned during the six months ended June 30, 1999. This increase was primarily due to the interest income earned on the interest-only strip receivable that was established during June 30, 1999 as a result of the securitization and sale of loans in June 1999. This increase was partially offset by the interest income earned during the six months ended June 30, 1999 from the proceeds from the securitization and sale of loans in June 1999. The proceeds had been substantially reinvested in loans by the end of March 2000.

      Premium income: Premium income decreased by $27,000 (7%), from $382,000 for the six months ended June 30, 1999 to $355,000 for the six months ended June 30, 2000. The decrease was primarily a result of reduced loan sales to the secondary market. Our proceeds from the sale of the government guaranteed portion of loans (under the SBA 7(a) Program) decreased from $6.1 million during the six months ended June 30, 1999 to $4.7 million during the six months ended June 30, 2000.

      Other investment income, net: Other investment income, net, decreased by $143,000 (34%), from $417,000 for the six months ended June 30, 1999 to $274,000 for the six months ended June 30, 2000. This decrease was primarily attributable to a decrease in prepayment fees received during the six months ended June 30, 2000 as compared to the six months ended June 30, 1999.

      Other income, net: Other income, net, decreased by $68,000 (6%), from $1,110,000 during the six months ended June 30, 1999 to $1,042,000 during the six months ended June 30, 2000. Other income, which primarily consists of income relating to the advisory services provided to PMC Commercial, remained consistent when comparing the six months ended June 30, 2000 to the six months ended June 30, 1999.

      Equity in income (loss) of unconsolidated subsidiaries: As a BDC, we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the “equity method” of accounting. Earnings of our unconsolidated subsidiaries, primarily the Limited Partnerships established by us in connection with the structured sales of our loans, are reflected as a single line item (Equity in income of unconsolidated subsidiaries) on our consolidated statements of income.

      The differential between the interest and other loan related income received by the Limited Partnerships on the loans transferred to them by PMC Capital and the interest paid by the Limited Partnerships on the notes issued by the Limited Partnerships in connection with the structured sales, less the net cash flow relating to the interest-only strip receivable on our balance sheet and any loan losses, contributes to the revenues of PMC Capital through its equity ownership in the Limited Partnerships.

      Equity in income of unconsolidated subsidiaries decreased by $29,000 (2%), from $1,494,000 during the six months ended June 30, 1999 to $1,465,000 during the six months ended June 30, 2000.

      Equity in income (loss) from unconsolidated subsidiaries increased as a result of the following:

•	We recognized additional income from unconsolidated subsidiaries due to the formation of the 1999 Limited Partnership during June 1999. We recognized $726,000 in net income related to the retained interests in the loans transferred to the 1998 Partnership and the 1999 Partnership during the six months ended June 30, 2000 compared to $346,000 during the six months ended June 30, 1999.

      The increase from the 1998 and 1999 Limited Partnerships was partially offset by :

•	The net income of PMC Advisers was $246,000 during the six months ended June 30, 2000 compared to $316,000 during the six months ended June 30, 1999. The decrease was related to a reduction in fees generated from the lease supervision agreement entered into with PMC Commercial. During the six months ended June 30, 1999 we earned $81,000 in fees related to the acquisition by PMC Commercial of four properties. There was no comparable transaction during the six months ended June 30, 2000. In addition we had a reduction in fees during the six months ended June 30, 2000 since PMC Commercial sold a property during June 2000.

•	PMC Funding had a loss of $12,000 during the six months ended June 30, 2000 as compared to a $168,000 gain during the six months ended June 30, 1999. The primary reason for such change was the recognition of a gain on the sale of an asset during the first quarter of 1999. There was no comparable transaction during the six months ended June 30, 2000.

•	Profits from the 1996 Partnership decreased. The 1996 Partnership had net income of $505,000 and $664,000 during the six months ended June 30, 2000 and 1999, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans owned by the 1996 Partnership.

      Operating expenses, not including interest expense: Operating expenses, not including interest, increased by $114,000 (4%) from $2,719,000 during the six months ended June 30, 1999 to $2,833,000 during the six months ended June 30, 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for the Company’s officers and employees who provide all of our management, advisory and portfolio functions, including marketing, servicing, accounting and portfolio analysis. We had an increase in salaries and related benefits of $94,000 (5%), from $1,901,000 during the six months ended June 30, 1999 to $1,995,000 during the six months ended June 30, 2000. The increase in salaries and related benefits was attributable to an increase in our marketing staff including the salaries attributable to our new loan production offices in Kansas City, Missouri and Arlington, Texas.

      Interest expense: Interest expense decreased by $118,000 (4%), from $2,647,000 during the six months ended June 30, 1999 to $2,529,000 during the six months ended June 30, 2000. Interest expense results primarily from interest on (i) the Company’s $38.3 million of unsecured notes with a weighted average interest rate of 7.4% and weighted average remaining maturity of 2.7 years as of June 30, 2000, (ii) $28.3 million of debentures due to the SBA, with a weighted average interest rate of approximately 7.0% and weighted average remaining maturity of 4.1 years as of June 30, 2000, and (iii) balances outstanding on our revolving credit facility ($2.7 million at June 30, 2000). During July 1999, we issued an additional $3.3 million in senior debt, during September 1999 we repaid at maturity $3.5 million in SBA debentures and during the six months ended June 30, 2000 we repaid at maturity $7.3 million in SBA debentures.

      Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments changed from a gain of $2,082,000 during the six months ended June 30, 1999 to a gain of $218,000 during the six months ended June 30, 2000.

      The primary reason for this change was the gain recognized on sale of assets (related to the sale of a loan pool) of $2,564,000 recognized during June 1999. There was no comparable transaction during the six months ended June 30, 2000.

      During the six months ended June 30, 1999, we recognized net realized and unrealized losses (excluding the gain relating to our securitization transaction discussed above) of $482,000 compared to net realized and unrealized gains of $218,000 during the six months ended June 30, 2000. During the six months ended June 30, 1999 we recognized $414,000 in valuation losses relating to our interest-only strip receivables. The primary reason for the valuation losses during the six months ended June 30, 1999 was increased prepayment of principal on the underlying pool of variable rate loans originated by First Western. During the six months ended June 30, 2000 we recognized $330,000 in valuation gains relating to our interest-only strip receivables. The primary reason for the net gains during the six months ended June 30, 2000 was the continued low rate of prepayment and loss activity related to the structured loan sale of fixed interest rate loans completed in June 1999.

      We also recognized $68,000 of net realized and unrealized loan valuation losses during the six months ended June 30, 1999 compared to $112,000 in net realized and unrealized loan valuation losses during the six months ended June 30, 2000. Losses were minimal during the six months ended June 30, 2000 and 1999. On an annualized basis, losses were 0.12% and 0.20% during the six months ended June 30, 1999 and 2000, respectively.

Three Months Ended June 30, 2000 Compared to the Three Months Ended June 30, 1999

      Net income decreased by $2,311,000 (46%), from $5,015,000 during the three months ended June 30, 1999 to $2,704,000 during the three months ended June 30, 2000. As more fully detailed below, the most significant reason for the decrease in net income when comparing the three months ended June 30, 2000 and 1999 was the gain of approximately $2.6 million recognized from the securitization and sale of a loan portfolio during June 1999. There was no comparable transaction during the three months ended June 30,2000. The weighted average common shares outstanding were approximately 11.8 million during the three months ended June 30, 2000 and 1999, respectively.

      Interest income: Interest income decreased by $213,000 (5%), from $3,925,000 for the three months ended June 30, 1999 to $3,712,000 for the three months ended June 30, 2000. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments, up-front fees collected including the accretion of up-front fees and the interest earned on the interest-only strip receivables. This overall decrease was primarily attributable to a reduction in up-front fees recognized and a decline in the weighted average interest rate on loans outstanding. This decline was primarily a result of the loans sold in the June 1999 securitization having a higher interest rate than the loans originated with the proceeds from the securitization.

      Interest income on loans decreased by $113,000 (3%), from $3,545,000 during the three months ended June 30, 1999 to $3,432,000 during the three months ended June 30, 2000. The decrease in interest income was a result of the recognition of commitment fee income. During the second quarter of 1999 we recognized approximately $350,000 more in commitment fees than during the second quarter of 2000. The decrease in commitment fees is attributable to less loan originations during the second quarter of 2000 (a reduction of approximately $6 million when compared to the second quarter of 1999) and the recognition of previously deferred commitment fees on loans sold in the June 1999 securitization. The decrease in interest income on loans was partially offset by an increase in the weighted average outstanding principal amount of loans. The average retained loan portfolio increased by 6% to $116.6 million during the three months ended June 30, 2000 from $110.3 million during the three months ended June 30, 1999.

      Interest on other investments (which consists of interest on temporary investments and the interest-only strip receivables) for the three months ended June 30, 2000 was $280,000 which was $100,000 less than the $380,000 in interest income earned on other investments during the three months ended June 30, 1999. This decrease was primarily due to the interest income earned during the three months ended June 30, 1999 from the proceeds from the securitization and sale of loans in June 1999. The proceeds had been substantially reinvested in loans by the end of March 2000. Accordingly the interest earned on idle fund investments was reduced during the three months ended June 30, 2000.

      Premium income: Premium income increased by $23,000 (11%), from $213,000 for the three months ended June 30, 1999 to $236,000 for the three months ended June 30, 2000. Our proceeds from the sale of the government guaranteed portion of loans (under the SBA 7(a) Program) was comparable during both the second quarter of 2000 and 1999 at approximately $4 million for each quarter. The increase relates to a slight increase in the premium which the secondary market was willing to pay for the loans which we sold.

      Other investment income, net: Other investment income, net, decreased by $49,000 (25%), from $196,000 for the three months ended June 30, 1999 to $147,000 for the three months ended June 30, 2000. This decrease was primarily attributable to a decrease in prepayment fees received during the three months ended June 30, 2000 as compared to the three months ended June 30, 1999.

      Other income, net: Other income, net, increased by $15,000 (3%) from $528,000 during the three months ended June 30, 1999 to $543,000 during the three months ended June 30, 2000. Other income, which primarily consists of income relating to the advisory services provided to PMC Commercial, remained consistent when comparing the three months ended June 30, 2000 to the three months ended June 30, 1999.

      Equity in income (loss) of unconsolidated subsidiaries: Equity in income of unconsolidated subsidiaries increased by $34,000 (5%), from $631,000 during the three months ended June 30, 1999 to $665,000 during the three months ended June 30, 2000.

      The primary reason for the increase in income was the formation of the 1999 Limited Partnership during June 1999. We recognized $308,000 in net income related to the retained interests in the loans transferred to the 1998 Partnership and the 1999 Partnership during the three months ended June 30, 2000 compared to $217,000 during the three months ended June 30, 1999.

      The increase discussed above was partially offset by :

•	The net income of PMC Advisers was $118,000 during the three months ended June 30, 2000 compared to $124,000 during the three months ended June 30, 1999. The decrease was related to fees generated from the lease supervision agreement entered into with PMC Commercial. Such fees declined since PMC Commercial sold a property during June 2000.

•	PMC Funding had a loss of $14,000 during the three months ended June 30, 2000 as compared to a $5,000 loss during the three months ended June 30, 1999.

•	Profits from the 1996 Partnership decreased. The 1996 Partnership had net income of $253,000 and $295,000 during the three months ended June 30, 2000 and 1999, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans owned by the 1996 Partnership.

      Operating expenses, not including interest expense: Operating expenses, not including interest, increased by $40,000 (3%) from $1,374,000 during the three months ended June 30, 1999 to $1,414,000 during the three months ended June 30, 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for the Company’s officers and employees who provide all of our management, advisory and portfolio functions, including marketing, servicing, accounting and portfolio analysis. We had an increase in salaries and related benefits of $72,000 (8%), from $936,000 during the three months ended June 30, 1999 to $1,008,000 during the three months ended June 30, 2000. The increase in salaries and related benefits was attributable to an increase in our marketing staff including the salaries attributable to our new loan production offices in Kansas City, Missouri and Arlington, Texas.

      Interest expense: Interest expense decreased by $79,000 (6%), from $1,344,000 during the three months ended June 30, 1999 to $1,265,000 during the three months ended June 30, 2000. Interest expense results primarily from interest on (i) the Company’s $38.3 million of unsecured notes with a weighted average interest rate of 7.4% and weighted average remaining maturity of 2.7 years as of June 30, 2000, (ii) $28.3 million of debentures due to the SBA, with a weighted average interest rate of approximately 7.0% and weighted average remaining maturity of 4.1 years as of June 30, 2000, and (iii) balances outstanding on our revolving credit facility ($2.7 million at June 30, 2000). During July 1999, we issued an additional $3.3 million in senior debt, during September 1999 we repaid at maturity $3.5 million in SBA debentures and during the six months ended June 30, 2000 we repaid at maturity $7.3 million in SBA debentures.

      Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments changed from a gain of $2,240,000 during the three months ended June 30, 1999 to a gain of $80,000 during the three months ended June 30, 2000.

      The primary reason for this change was the gain recognized on sale of assets (related to the sale of a loan pool) of $2,564,000 recognized during June 1999. There was no comparable transaction during the three months ended June 30, 2000.

      During the three months ended June 30, 1999, we recognized net realized and unrealized losses (excluding the gain relating to our securitization transaction discussed above) of $324,000 compared to net realized and unrealized gains of $80,000 during the three months ended June 30, 2000. During the three months ended June 30, 1999 we recognized $254,000 in valuation losses relating to our interest-only strip receivables. The primary reason for the valuation losses in the second quarter of 1999 was increased prepayment of principal on the underlying pool of variable rate loans originated by First Western. During the three months ended June 30, 2000 we recognized $220,000 in valuation gains relating to our interest-only strip receivables. The primary reason for the net gains in the second quarter of 2000 was the continued low rate of prepayment and loss activity related to the structured loan sale of fixed interest rate loans completed in June 1999.

      We also recognized $70,000 of net realized and unrealized loan valuation losses during the three months ended June 30, 1999 compared to $140,000 in net realized and unrealized loan valuation losses during the three months ended June 30, 2000. Losses were minimal during the three months ended June 30, 2000 and 1999. On an annualized basis, losses were 0.25% and 0.48% during the three months ended June 30, 1999 and 2000, respectively.

Cash Flow Analysis

      The primary source of our funds from operating activities is net income. The source of funds from net income is adjusted primarily by the gain recognized from the sale of assets, the equity in the income of unconsolidated subsidiaries, the change in other assets and liabilities, and First Western’s lending activities.

      We generated cash flow from operating activities of $1,590,000 and $5,884,000 during the six months ended June 30, 2000 and 1999, respectively. The reduction of $4,294,000 was primarily a result of the net change in operating assets and liabilities which provided a source of funds during the six months ended June 30, 1999 of $1,533,000 compared to a use of funds of $2,193,000 during the six months ended June 30, 2000. This increased use of funds was primarily the result of disbursing borrower advances during the first half of 2000.

      The net operating income and realized and unrealized gain (loss) on investments adjusted for the principal non-cash items (which are the change in unrealized depreciation on investments and loans written-off, depreciation and amortization and the gain on sale of assets) was $5,546,000 for the six months ended June 30, 2000, compared to $6,217,000 during the six months ended June 30, 1999, which represents a $671,000 (11%) decrease.

      We used cash flow of $9,520,000 and $16,548,000 from investing activities during the six months ended June 30, 2000 and 1999, respectively. This $7,028,000 decrease in cash flows used in investing activities relates primarily to the following:

•	We had a net decrease in loans funded less principal collected of $3,151,000. During the six months ended June 30, 2000, we funded $8,340,000 less than the six months ended June 30, 1999. See “Competition”;

•	an increase in proceeds from partnership distributions of $1,149,000; and

•	a decrease in funds used for investments in unconsolidated subsidiaries of $1,834,000.

      We used cash flow of $10,710,000 from financing activities during the six months ended June 30, 2000 as compared to a source of cash flow provided from financing activities of $49,095,000 during the six months ended June 30, 1999. The primary reason for the change in source of funds by $59,805,000 was the receipt of approximately $55 million in proceeds from the 1999 Partnership related to the sale of loans to the 1999 Partnership and the issuance by the 1999 Partnership of notes payable. In addition, during the six months ended June 30, 2000 we paid $7,330,000 of SBA debentures when they matured. No debentures matured or were paid off during the first six months of 1999.

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

      Our primary use of funds is to originate loans. We also expend funds primarily for payment of:

•	dividends to shareholders,
•	principal payments on borrowings,
•	interest and related financing costs, and
•	salaries and other general and administrative expenses.

      Historically, our primary source of capital and liquidity has been:

•	debentures issued through programs of the SBA,
•	private and public issuances of common stock,
•	the issuance of senior unsecured medium-term notes,
•	the structured sale or securitization of a portion of our loan portfolio, and
•	the utilization of our short-term, unsecured revolving credit facility.

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

      We had $6.7 million in senior notes which matured and refinanced in July 2000 and $6.7 million in senior notes that mature in July 2001. The $6.7 million in senior notes due July 2000 were rolled over into new senior notes at which time we borrowed an additional $3.3 million. This $10 million in senior notes mature in July 2005 and bear interest at LIBOR plus 1.4% reset on a quarterly basis. We repaid $7.3 million in SBA debentures at their maturity during the six months ended June 30, 2000. We have $4.3 million in SBA debentures that mature during the twelve months ending June 30, 2001. We expect the remaining $4.3 million of SBA debentures will be rolled over at their maturity through the SBA’s outstanding commitment to provide debentures to our SBIC subsidiaries.

      In order to meet our commitments as discussed below, we have a $15 million revolving credit facility of which $12.3 million was available at June 30, 2000. Additional sources of capital include principal collections on our existing loan portfolio and proceeds from the sale of 7(a) loans in the secondary market. We have also developed a loan pool of approximately $50 million for a securitization transaction that we anticipate to be completed during the fourth quarter of 2000. To the extent commitments pertain to PMCIC or Western Financial, we should be able to issue SBA debentures to fund those commitments. There can be no assurances that we will be able to complete the above transactions at acceptable advance rates and/or interest rates. If not, we may have to refer commitments to PMC Commercial, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets to meet our committed obligations when and if they come due. Management believes that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

Commitments:

      Loan commitments outstanding at June 30, 2000 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $40.3 million. Of these commitments, $13.2 million were for loans partially guaranteed by the SBA of which approximately $9.6 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of our business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

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

      As a result of uncertain economic trends and overbuilding in certain regional markets, we are experiencing a slowdown in the number of new hospitality properties that are being built or sold. The result has been an increase in competition at advance rates and with terms with which we have chosen not to compete. The result has been a decline in our new loan volume as we continue to maintain our credit standards. Barring economic changes, based on our presently outstanding commitments to fund loans, the volume of new loans funded is expected to increase primarily late in the fourth quarter of 2000.

Revolving credit facility:

      At June 30, 2000, we had $2.7 million outstanding under our revolving credit facility, and had availability of $12.3 million. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to senior debt (as defined in the credit facility) will not fall below 135% with respect to PMC Capital and 150% including our consolidated subsidiaries. At June 30, 2000 we were in compliance with all covenants of this facility.

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

PART II

Other Information

ITEM 4.  Submission of Matters to a Vote of Security Holders

      At the Company’s Annual Meeting of Shareholders held on May 17, 2000, the following members were re-elected to the Board of Directors:

Fredric M. Rosemore
Lance B. Rosemore
Barry A. Chafitz

      Other members of the Board of Directors are as follows:

Martha Greenberg
Irvin M. Borish
Thomas Hamill
Barry A. Imber

      The following proposal was approved at the Company’s Annual Meeting:

			Abstentions
	Affirmation	Negative	and Broker
	Votes	Votes	Non-Votes

1. To ratify the appointment of PricewaterhouseCoopers
LLP as the independent public accountants of the

Company	9,993,226	20,106	119,808

ITEM 6.  Exhibits and Reports on Form 8-K

      A.  Exhibits

      27  — Financial Data Schedule

      B.  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date: 8/14/2000

/s/ LANCE B. ROSEMORE

Lance B. Rosemore
President

Date: 8/14/2000

/s/ BARRY N. BERLIN

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

27	— Financial Data Schedule