Form 10-Q
period 2000-09-30
PMC CAPITAL INC
filed 2000-11-14
CIK 722571

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2000

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______ to ______.

Commission File Number 811-3780

PMC Capital, Inc.

(Exact name of registrant as specified in its charter)

Florida	59-2338439

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18111 Preston Road,
Suite 600,
Dallas, TX 75252	(972) 349-3200

(Address of principal executive offices)	(Registrant’s telephone number)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

      As of November 1, 2000, Registrant had outstanding 11,853,516 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

		Page
		No.

PART I. Financial Information

Item 1.	Financial Statements

	Consolidated Balance Sheets — September 30, 2000 (Unaudited) and December 31, 1999	2

	Consolidated Statements of Income (Unaudited) — Nine Months Ended September 30, 2000 and 1999	3

	Consolidated Statements of Income (Unaudited) — Three Months Ended September 30, 2000 and 1999	4

	Consolidated Statements of Cash Flows (Unaudited) — Nine Months Ended September 30, 2000 and 1999	5

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

PART II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits and Reports on Form 8-K	24

PART    I

Financial Information

ITEM 1.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2000	1999

	(Unaudited)
ASSETS

Investments at value:

Loans receivable, net	$122,175	$106,325

Cash equivalents	4,448	22,980

Investment in unconsolidated subsidiaries	19,455	20,038

Interest-only strip receivables	5,254	5,820

Restricted investments	1,803	2,502

Mortgage-backed security of affiliate	1,804	2,007

Real property owned	—	65

Total investments at value	154,939	159,737

Other assets:

Receivable for loans sold	95	113

Due from unconsolidated subsidiaries	1,616	2,277

Servicing asset	1,079	1,179

Deferred charges, deposits and other assets	866	932

Accrued interest receivable	784	534

Cash	204	213

Property and equipment, net	172	206

Total other assets	4,816	5,454

Total assets	$159,755	$165,191

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

SBA debentures payable	$31,310	$35,640

Notes payable	41,667	38,333

Accounts payable	1,294	1,940

Dividends payable	3,026	3,198

Borrower advances	1,539	2,415

Accrued interest payable	839	1,249

Due to unconsolidated subsidiaries	27	628

Deferred fee revenue	177	370

Other liabilities	661	1,104

Total liabilities	80,540	84,877

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:

Common stock, authorized 30,000,000 shares of $.01 par value, 11,853,516 and 11,829,116 shares issued and outstanding at September 30, 2000 and December 31, 1999, respectively	119	118

Additional paid-in capital	71,508	71,312

Undistributed (dividends in excess of) net operating income	(105)	1,484

Net unrealized appreciation on investments	693	400

	72,215	73,314

Total liabilities and shareholders’ equity	$159,755	$165,191

Net asset value per common share	$6.10	$6.20

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended
	September 30,

	2000	1999

	(Unaudited)
Investment income:

Interest	$10,987	$11,331

Premium income	498	926

Other investment income, net	514	499

Total investment income	11,999	12,756

Other income, net	1,492	1,699

Equity in income of unconsolidated subsidiaries, net	2,183	2,235

Total income	15,674	16,690

Expenses:

Interest	3,888	4,016

Salaries and related benefits	3,016	2,945

General and administrative	547	603

Rent	235	171

Profit sharing plan	154	210

Legal and accounting	221	199

Small Business Administration fees	70	66

Directors and shareholders expense	46	44

Total expenses	8,177	8,254

Net operating income	7,497	8,436

Realized and unrealized gain (loss) on investments:

Investments written-off	(16)	(527)

Sale of assets	—	2,564

Change in unrealized appreciation (depreciation) on investments	293	237

Total realized and unrealized gain (loss) on investments	277	2,274

Net operating income and realized and unrealized gain (loss) on investments	$7,774	$10,710

Preferred dividends	$188	$188

Basic weighted average common shares outstanding	11,837	11,829

Diluted weighted average common shares outstanding	11,841	11,831

Basic and diluted earnings per common share	$0.64	$0.89

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Three Months Ended
	September 30,

	2000	1999

	(Unaudited)
Investment income:

Interest	$3,659	$3,691

Premium income	143	544

Other investment income, net	240	82

Total investment income	4,042	4,317

Other income, net	450	589

Equity in income of unconsolidated subsidiaries, net	718	741

Total income	5,210	5,647

Expenses:

Interest	1,359	1,369

Salaries and related benefits	1,021	1,044

General and administrative	158	216

Rent	80	93

Profit sharing plan	75	78

Legal and accounting	92	56

Small Business Administration fees	23	27

Directors and shareholders expense	7	6

Total expenses	2,815	2,889

Net operating income	2,395	2,758

Realized and unrealized gain (loss) on investments:

Change in unrealized appreciation (depreciation) on investments	59	192

Total realized and unrealized gain (loss) on investments	59	192

Net operating income and realized and unrealized gain (loss) on investments	$2,454	$2,950

Preferred dividends	$63	$63

Basic weighted average common shares outstanding	11,851	11,829

Diluted weighted average common shares outstanding	11,855	11,833

Basic and diluted earnings per common share	$0.20	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2000	1999

	(Unaudited)
Cash flows from operating activities:

Net operating income and realized and unrealized gain (loss) on investments	$7,774	$10,710

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:

Loans funded, held for sale	(7,851)	(14,164)

Proceeds from sale of guaranteed loans	8,951	10,983

Change in unrealized depreciation on investments and investments written-off	(277)	290

Unrealized premium income, net	(193)	(530)

Depreciation and amortization	474	750

Accretion of loan discount and deferred fees	(774)	(1,005)

Deferred fees collected	40	81

Gain on sale of assets	—	(2,573)

Equity in income of unconsolidated subsidiaries, net	(2,183)	(2,235)

Net change in operating assets and liabilities:

Accrued interest receivable	(249)	33

Other assets	174	44

Accrued interest payable	(411)	(341)

Borrower advances	(874)	1,966

Other liabilities	(1,221)	(314)

Net cash provided by operating activities	3,380	3,695

Cash flows from investing activities:

Loans funded	(26,735)	(47,288)

Principal collected and other adjustments	9,411	13,956

Proceeds from interest-only strip receivables	281	454

Proceeds from sale of assets	65	84

Purchase of property and equipment and other assets	(10)	(34)

Proceeds from mortgage-backed security of affiliate	204	149

Proceeds from partnership distributions	4,145	2,692

Release of restricted investments	699	721

Investment in unconsolidated subsidiary	—	(1,833)

Advances from unconsolidated affiliates, net	61	797

Net cash used in investing activities	(11,879)	(30,302)

Cash flows from financing activities:

Proceeds from issuance of notes payable	10,643	3,333

Proceeds from unconsolidated subsidiary	—	55,649

Payment of dividends on common stock	(9,054)	(8,872)

Proceeds from issuance of common stock	197	—

Payment of dividends on preferred stock	(188)	(187)

Payment of SBA debentures	(11,640)	(3,500)

Payment of issuance cost on notes and debentures	—	(513)

Net cash provided by (used in) financing activities	(10,042)	45,910

Net increase (decrease) in cash and cash equivalents	(18,541)	19,303

Cash and cash equivalents, beginning of year	23,193	18,725

Cash and cash equivalents, end of period	$4,652	$38,028

Supplemental disclosure:

Interest paid	$4,298	$4,324

Reclassification from loans receivable to real property owned	$—	$323

Loans and interest receivable transferred to unconsolidated subsidiary, net	$—	$4,993

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements:

      The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned regulated investment company subsidiaries (collectively, “we”, “us” or “our”) as of September 30, 2000 and the consolidated statements of income for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 have not been audited by independent accountants. We believe that the financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999. These adjustments are of a normal recurring nature.

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

      The results for the three and nine months ended September 30, 2000 are not necessarily indicative of future financial results.

Note 2. Reclassifications:

      Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3. Business:

      PMC Capital is a diversified closed-end management investment company that operates as a business development company (“BDC”) under the Investment Company Act of 1940 (the “1940 Act”). We are primarily engaged in the business of originating loans to small businesses either directly or through our three principal subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”).

•	First Western is a small business lending company (“SBLC”) that originates variable-rate loans which are partially guaranteed by the Small Business Administration (“SBA”) pursuant to the SBA Section 7(a) program (the “SBA 7(a) program”).

•	PMCIC is a licensed specialized small business investment company (“SSBIC”) under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCIC provides long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under the regulations of the SBA. The interest rates on loans originated by PMCIC are either fixed or variable based on the prime lending rate (“Prime Rate”). As an SSBIC, PMCIC is eligible to obtain long-term, fixed-rate funding through the SBA by issuing debentures which are guaranteed by the SBA.

•	Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides long-term loans to borrowers whether or not they qualify as “disadvantaged”. The interest rates on loans originated by Western Financial are either fixed or variable based on the Prime Rate. As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate funding through the SBA by issuing debentures which are guaranteed by the SBA.

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

      In addition to our lending operations, we earn revenue as an investment advisor pursuant to investment management agreements (the “IMAs”) with PMC Commercial Trust (“PMC Commercial”). PMC Commercial is a real estate investment trust and our affiliate as a result of common management. During the year ended December 31, 1999 and the six months ended June 30, 2000, we charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of loans under management pursuant to the IMAs. Effective July 1, 2000, the highest fee chargeable by PMC Advisers under the IMAs was reduced from 1.67% to 1.55%.

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

Note 4. Dividends Paid and Declared:

      During January 2000, we paid a quarterly dividend of $0.25 per share of common stock and a special dividend of $0.015 per share of common stock to shareholders of record on December 31, 1999. During April 2000 and July 2000, we paid quarterly dividends of $0.25 per share of common stock to shareholders of record on March 31, 2000 and June 30, 2000, respectively. During September 2000, we declared a dividend of $0.25 per share of common stock to shareholders of record on September 29, 2000 which was paid during October 2000.

Note 5. SBA Debentures Payable and Notes Payable:

      During the nine months ended September 30, 2000, we repaid approximately $11.6 million of SBA debentures at their maturity.

      In addition, we issued a $3.0 million SBA debenture during July 2000 and a $4.3 million SBA debenture during September 2000. The debentures mature on September 1, 2010 and bear an interest rate of 8.452% (including the mandatory SBA 1% annual fee).

      During July 2000, we repaid approximately $6.7 million of senior notes with an interest rate of 7.2% at their maturity. Concurrently, we issued $10 million of senior notes with a floating rate of interest that is reset on a quarterly basis at LIBOR plus 1.4%. The note matures on July 19, 2004, the interest rate was initially set at 8.13% through July 31, 2000 and was adjusted to 8.11% through October 31, 2000.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Principal payments required on the notes at September 30, 2000, are as follows:

Year Ending	Senior	SBA
December 31,	Notes	Debentures

2001	$6,667,000	$—

2002	5,000,000	510,000

2003	5,000,000	—

2004	15,000,000	6,000,000

2005	10,000,000	15,000,000

Thereafter	—	9,800,000

	$41,667,000	$31,310,000

Note 6. Condensed Combined Financial Statements:

      As described in Note 3, the consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries.

      The following are condensed combined financial statements of the unconsolidated subsidiaries as of September 30, 2000 and December 31, 1999 and for the three and nine months ended September 30, 2000 and 1999:

CONDENSED COMBINED BALANCE SHEETS

	September 30,	December 31,
	2000	1999

	(Unaudited, in thousands)
	ASSETS

Investments at value:

Loans receivable, net	$105,197	$111,184

Cash equivalents	30	33

Restricted investments and real property owned	8,716	9,443

	113,943	120,660

Other assets	1,821	1,523

Total assets	$115,764	$122,183

LIABILITIES AND OWNERS' EQUITY

Liabilities:

Notes payable	$93,472	$99,767

Other liabilities	2,837	2,378

	96,309	102,145

Owners’ Equity:

Common stock and additional paid-in capital	752	752

Partners' capital	19,098	19,649

Accumulated deficit	(395)	(363)

	19,455	20,038

Total liabilities and owners' equity	$115,764	$122,183

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED COMBINED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(Unaudited, in thousands)
Income:

Investment income	$2,890	$2,991	$8,677	$6,546

Other income, net	123	149	374	694

Total income	3,013	3,140	9,051	7,240

Expenses:

Interest	1,713	1,765	5,132	3,811

General and administrative expenses	127	67	356	257

Total expense	1,840	1,832	5,488	4,068

Net income	1,173	1,308	3,563	3,172

Less: elimination of the net cash flow and unrealized gain (loss) on loans relating to the interest-only strip receivable in consolidation	455	567	1,380	937

Equity in income of unconsolidated subsidiaries, net	$718	$741	$2,183	$2,235

      Included above are the accounts of the Limited Partnerships. During the three months ended September 30, 2000 and 1999, the Limited Partnerships had $2,880,000 and $2,994,000 in total income, respectively, and net income of $1,066,000 and $1,201,000 before the elimination of the net cash flow relating to the interest-only strip receivables. During the nine months ended September 30, 2000 and 1999, the Limited Partnerships had $8,664,000 and $6,550,000 in total income, respectively, and net income of $3,222,000 and $2,652,000 before the elimination of the net cash flow relating to the interest-only strip receivables.

Note 7. Realized and Unrealized Gain (Loss) on Investments:

      In determining the fair value of the interest-only strip receivable related to our securitization and sale transactions, we utilize certain assumptions which include:

	SBA 7(a)	Non-SBA 7(a)
	Transactions	Transactions

Prepayment rate(a)	Minimum 22% CPR	Minimum 8% CPR

Loss rate(b)	Approximately 0.5% per anum	Approximately 0.5% per anum

Discount rate(c)	13.9%	13.9%

(a)	CPR is a commonly used term for prepayment speeds and is an abbreviation for constant prepayment rate. Our prepayment rate is based on past performance of the respective loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans.

(b)	Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a 0.5% loss rate covers this inherent risk.

(c)	The rate is as of September 30, 2000 and is based upon our estimate of comparable rates of discount which would be used by potential purchasers of similar assets.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Activity in our investments written-off and change in unrealized appreciation (depreciation) on investments is as follows:

	Nine Months Ended September 30, 2000			Three Months Ended September 30, 2000

	Interest-Only			Interest-Only
	Strip	Loans		Strip	Loans
	Receivables	Receivable	Total	Receivables	Receivable	Total

Investments written-off	$—	$(16,000)	$(16,000)	$—	$—	$—

Change in unrealized appreciation (depreciation) on investments	638,000	(345,000)	293,000	308,000	(249,000)	59,000

Total realized and unrealized gain (loss) on investments	$638,000	$(361,000)	$277,000	$308,000	$(249,000)	$59,000

	Nine Months Ended September 30, 1999			Three Months Ended September 30, 1999

	Interest-Only			Interest-Only
	Strip	Loans		Strip	Loans
	Receivables	Receivable	Total	Receivables	Receivable	Total

Investments written-off	$—	$(527,000)	$(527,000)	$—	$—	$—

Change in unrealized appreciation (depreciation) on investments	(214,000)	451,000	237,000	200,000	(8,000)	192,000

Total realized and unrealized gain (loss) on investments	$(214,000)	$(76,000)	$(290,000)	$200,000	$(8,000)	$192,000

Note 8. Earnings Per Common Share Computations:

      The computations of basic earnings per common share are based on the weighted average number of shares outstanding during the period. For the purpose of determining the diluted earnings per share, the weighted average shares outstanding were increased for the effect of stock options by approximately 3,600 and 3,900 shares during the three and nine months ended September 30, 2000, respectively, and 4,000 and 2,000 shares during the three and nine months ended September 30, 1999, respectively. The weighted average number of shares used in the computations of basic and diluted earnings per common share were 11.9 million for the three months ended September 30, 2000 and 11.8 million for the three months ended September 30, 1999 and the nine months ended September 30, 2000 and 1999.

      Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were approximately $63,000 during the three months ended September 30, 2000 and 1999 and approximately $188,000 during the nine months ended September 30, 2000 and 1999.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9. Commitments and Contingencies:

      Loan commitments outstanding at September 30, 2000, to various small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $27.4 million. Of these commitments, $8.5 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of our business and, in our opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 10. Recent Accounting Pronouncements:

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration.

      The accounting provisions of SFAS No. 140 should be applied prospectively to transfers of financial assets occurring after March 31, 2001 while the disclosure requirements are required for financial statements with fiscal years ending after December 15, 2000.

      We do not anticipate that the impact of SFAS No. 140 will have a material effect on our consolidated financial statements.

PART I
Financial Information

ITEM 2.

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

  General

      Our operations include originating, servicing and selling commercial loans. We sell the government guaranteed portion of our loans originated under the SBA 7(a) program and sell commercial mortgage loans through securitizations and structured financings. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest on sold loans by owning a percentage of the related loan and by establishing cash reserves to cover future losses relating to the sold loans through our ownership in the Limited Partnerships. In addition, we operate as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to fee arrangements with PMC Commercial. Our revenue sources include the following:

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

      Our earnings depend primarily on the level of interest and related portfolio income and net realized and unrealized earnings on our investment portfolio after deducting interest incurred on borrowed funds and operating expenses. Interest income includes the stated interest rate earned on a loan and the collection of loan origination fees. Our ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. For a more detailed description of the risk factors affecting our financial condition and results of operations, see the risk factors section in Item 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

      Our retained loan portfolio at value was $122.2 million and $106.3 million at September 30, 2000 and December 31, 1999, respectively. During the nine months ended September 30, 2000 and for the years ended December 31, 1999 and 1998, we originated investments in loans totaling $34.6 million, $84.3 million and $66.4 million and received repayments and sold loans totaling $18.4 million, $90.2 million and $75.5 million, respectively. As a result, our outstanding portfolio increased by 15.0% during the first nine months of 2000. Primarily as a result of the structured loan sale in June 1999, the total loan portfolio decreased by 9% from December 31, 1998 to December 31, 1999.

      For the nine months ended September 30, 2000 and for the years ended December 31, 1999 and 1998, principal collections including prepayments (as an annualized percentage of our total retained loan portfolio), were 11%, 15% and, 19%, respectively. Prepayments generally increase during times of declining interest rates. When fixed interest rate loans are paid-off prior to their maturity, we receive the immediate benefit of prepayment charges. Prepayment charges result in one-time increases in our other investment income. The proceeds from the prepayments we have received were invested initially in temporary investments and have been re-loaned or committed to be re-loaned at lower interest rates. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may have an impact on our ability to maintain shareholder distributions at current levels. The impact of the lower lending rates was partially offset by reduced cost of borrowings. First Western’s loans (all variable-rate) have no prepayment fees in accordance with SBA policy. We believe that as a result of the current interest rate environment the prepayment activity on fixed interest rate loans may continue during the remainder of the year ending December 31, 2000 at the lower levels that we experienced during 1999 and the first nine months of 2000.

      Substantially all of the First Western loans are variable-rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period (the “Prime Rate”). The spread over the Prime Rate charged by First Western ranges from 0.5% to 2.75%.

      The Prime Rates for variable-rate loans are as follows:

	2000		1999	1998

First Quarter	8.50%		7.75%	8.50%

Second Quarter	9.00%		7.75%	8.50%

Third Quarter	9.50%		8.00%	8.50%

Fourth Quarter	9.50	%(1)	8.25%	8.25%

(1)	Effective October 1, 2000.

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

      Expenses primarily consist of interest expense, salaries and related benefits and overhead. General and administrative expenditures consist primarily of insurance, advertising and promotional expense, telephone services, corporate printing costs, commissions and general office expenses. In addition, we have other administrative costs which consist of profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. Our operations are centralized in Dallas, Texas where our headquarters are located. We presently have additional business development offices located in Atlanta, Georgia; Phoenix, Arizona; Arlington, Texas and Kansas City, Missouri.

Certain Accounting Considerations

      Historically, we have transferred assets to special purpose entities in connection with securitizations and structured financings in order to obtain working capital to originate new loans. The transfer of assets that qualifies for sale treatment under SFAS No. 125 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”) is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. We typically receive cash and retain the right to receive contractual servicing fees and the right to receive future interest income on loans transferred that exceed the contractually specified servicing fee, typically on the guaranteed portion of an SBA 7(a) program loan, in exchange for a portion of the loan. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) servicing rights, and (c) the interest-only strip receivable retained, constitutes the gain on sale.

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

      As of the date a securitization or structured financing is completed, an asset is established and classified as an “interest-only strip receivable” which is management’s initial estimate of the anticipated discounted future cash flows retained by us related to the pool of securitized loans. Management’s assumptions include estimates of prepayment speeds, default rates and future loan losses. The discount rate is a market rate based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction.

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

      In addition, on a quarterly basis, income generated by the interest-only strip receivable is recognized based on an “internal rate of return” (the “IRR”), which during the initial reporting period after completion of the securitization is the market rate used in valuing the interest-only strip receivable. Management updates the anticipated future cash flows on a quarterly basis and determines a revised IRR based on the recorded interest-only strip receivable as of the balance sheet date. If during any evaluation of the interest-only strip receivable it is determined that the IRR is lower than a “risk free” rate for an asset of similar duration, a permanent impairment will be recorded which adjusts the recorded value of the interest-only strip receivable to the market value.

      The servicing asset and the investment in the interest-only strip receivable are based in part upon management’s estimate of prepayment speeds, default rates and future loan losses. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated or future loan losses occur quicker than expected or in amounts greater than expected, the amortization of the servicing asset will be accelerated and the value of the interest-only strip receivable will decline. If prepayments occur slower than anticipated or future loan losses are less than expected, cash flows would exceed estimated amounts and total income in future periods would be enhanced.

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125. SFAS No 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration.

      The accounting provisions of SFAS No. 140 should be applied prospectively to transfers of financial assets occurring after March 31, 2001 while the disclosure requirements are required for financial statements with fiscal years ending after December 15, 2000.

      We do not anticipate that the impact of SFAS No. 140 will have a material effect on our consolidated financial statements.

Nine Months Ended September 30, 2000 Compared to the Nine Months Ended September 30, 1999

      Net operating income and realized and unrealized gain (loss) on investments (hereinafter called “net income”) decreased by $2,936,000 (27%), from $10,710,000 during the nine months ended September 30, 1999 to $7,774,000 during the nine months ended September 30, 2000. As more fully detailed below, the most significant reason for this decrease in net income was the gain of approximately $2.6 million recognized from the securitization and sale of a loan portfolio during June 1999. There was no comparable transaction during the nine months ended September 30, 2000.

      Interest income: Interest income decreased by $344,000 (3%), from $11,331,000 for the nine months ended September 30, 1999 to $10,987,000 for the nine months ended September 30, 2000. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments, up-front fees collected and the interest earned on the interest-only strip receivables. This overall decrease was primarily attributable to a decrease in income from up-front fees recognized. The decline in up-front fees is directly related to the reduced loan origination volume when comparing the nine months ended September 30, 2000 to the nine months ended September 30, 1999.

      Interest income on loans increased by $51,000 (1%), from $9,966,000 during the nine months ended September 30, 1999 to $10,017,000 during the nine months ended September 30, 2000. Interest income was comparable during the nine months ended September 30, 2000 and 1999. However, several of the components that are included in interest income changed as described below. Interest income increased by approximately $970,000 as a result of (i) an increase in the average retained loan portfolio outstanding of 8% to $114.2 million during the nine months ended September 30, 2000 from $106.2 million during the nine months ended September 30, 1999 and (ii) an increase in the weighted average interest rate primarily related to an increase in the Prime Rate causing interest income to be increased on our variable interest rate portfolio. Offsetting the effects of the increased portfolio and interest rates was the reduction in the recognition of commitment fee income. During the nine months ended September 30, 1999 we recognized approximately $920,000 more in commitment fees than during the nine months ended September 30, 2000. The decrease in commitment fees is attributable to fewer loan originations during the nine months ended September 30, 2000 (a reduction of approximately $27 million) when compared to the nine months ended September 30, 1999 and the recognition of previously deferred commitment fees during 1999 on loans sold in our June 1999 securitization.

      Interest on other investments (which consists of interest on temporary investments and the interest-only strip receivables) for the nine months ended September 30, 2000 was $970,000 which was $395,000 less than the $1,365,000 in interest income on other investments earned during the nine months ended September 30, 1999. This decrease was primarily a result of the interest income earned during the nine months ended September 30, 1999 from the proceeds from the securitization and sale of loans in June 1999. The proceeds had been substantially reinvested in loans by the end of March 2000.

      Premium income: Premium income decreased by $428,000 (46%), from $926,000 for the nine months ended September 30, 1999 to $498,000 for the nine months ended September 30, 2000. The decrease was primarily a result of reduced loan sales to the secondary market. Our sale of the government guaranteed portion of loans (under the SBA 7(a) Program) decreased from $13.3 million during the nine months ended September 30, 1999 to $8.9 million during the nine months ended September 30, 2000.

      Other investment income, net: Other investment income, net, increased by $15,000 (3%), from $499,000 for the nine months ended September 30, 1999 to $514,000 for the nine months ended September 30, 2000. This increase was primarily attributable to an increase in forfeitures of non-refundable fees earned during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999.

      Other income, net: Other income, net, decreased by $207,000 (12%), from $1,699,000 during the nine months ended September 30, 1999 to $1,492,000 during the nine months ended September 30, 2000. Other income, which primarily consists of income relating to the advisory services provided to PMC Commercial, was reduced during the nine months ended September 30, 2000 as a result of the reduced fee structure and portfolio managed for PMC Commercial. During the nine months ended September 30, 1999 and during the six months ended June 30, 2000, we charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of loans under management pursuant to the IMAs. Effective July 1, 2000, the highest fee chargeable by PMC Advisers under the IMAs was reduced from 1.67% to 1.55%.

      Equity in income (loss) of unconsolidated subsidiaries: As a BDC, we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the “equity method” of accounting. Earnings of our unconsolidated subsidiaries, primarily the Limited Partnerships established by us in connection with the structured sales of our loans, are reflected as a single line item (Equity in income (loss) of unconsolidated subsidiaries) on our consolidated statements of income.

      The differential between the interest and other loan related income received by the Limited Partnerships on the loans transferred to them by PMC Capital and the interest paid by the Limited Partnerships on the notes issued by the Limited Partnerships in connection with the securitizations and structured sales, less the net cash flow relating to the interest-only strip receivable on our balance sheet and any loan losses, contributes to the revenues of PMC Capital through its equity ownership in the Limited Partnerships.

      Equity in income (loss) of unconsolidated subsidiaries decreased by $52,000 (2%), from $2,235,000 during the nine months ended September 30, 1999 to $2,183,000 during the nine months ended September 30, 2000.

      The change in equity in income (loss) from unconsolidated subsidiaries was not material when comparing the nine months ended September 30, 2000 and 1999. Following are highlights of the changes when comparing each of our unconsolidated subsidiaries. Equity in income (loss) from unconsolidated subsidiaries increased as a result of the following:

•	We recognized additional income from unconsolidated subsidiaries due to the formation of the 1999 Limited Partnership during June 1999. We recognized $1,090,000 in net income related to the retained interests in the loans transferred to the 1998 Partnership and the 1999 Partnership during the nine months ended September 30, 2000 compared to $673,000 during the nine months ended September 30, 1999.

      The increase from the 1998 and 1999 Limited Partnerships was offset by:

•	The net income of PMC Advisers was $373,000 during the nine months ended September 30, 2000 compared to $445,000 during the nine months ended September 30, 1999. The decrease was related to a reduction in fees generated from the lease supervision agreement entered into with PMC Commercial. During the nine months ended September 30, 1999 we earned $81,000 in fees related to the acquisition by PMC Commercial of four properties. There was no comparable transaction during the nine months ended September 30, 2000. In addition we had a reduction in fees during the nine months ended September 30, 2000 as a result of (i) a reduction in the rate charged for advisory services on loans and (ii) the reduction of assets under management for PMC Commercial.

•	PMC Funding had a loss of $32,000 during the nine months ended September 30, 2000 as compared to a $147,000 gain during the nine months ended September 30, 1999. The primary reason for such change was the recognition of a gain on the sale of an asset during the first quarter of 1999. There was no comparable transaction during the nine months ended September 30, 2000.

•	Profits from the 1996 Partnership decreased. The 1996 Partnership had net income of $752,000 and $970,000 during the nine months ended September 30, 2000 and 1999, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans owned by the 1996 Partnership.

      Operating expenses, not including interest expense: Operating expenses, not including interest, increased by $51,000 (1%), from $4,238,000 during the nine months ended September 30, 1999 to $4,289,000 during the nine months ended September 30, 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for the Company’s officers and employees who provide all of our management, advisory and portfolio functions, including marketing, servicing, accounting and portfolio analysis. We had an increase in salaries and related benefits of $71,000 (2%), from $2,945,000 during the nine months ended September 30, 1999 to $3,016,000 during the nine months ended September 30, 2000. The increase in salaries and related benefits was attributable to an increase in our marketing staff including the salaries attributable to our new loan production offices in Kansas City, Missouri and Arlington, Texas.

      Interest expense: Interest expense decreased by $128,000 (3%), from $4,016,000 during the nine months ended September 30, 1999 to $3,888,000 during the nine months ended September 30, 2000. Interest expense results primarily from interest on (i) the Company’s $41.7 million of unsecured notes with a weighted average interest rate of 7.7% and weighted average remaining maturity of 3.2 years as of September 30, 2000, (ii) $31.3 million of debentures due to the SBA, with a weighted average interest rate of approximately 7.6% (including SBA annual fees based on debentures outstanding) and weighted average remaining maturity of 5.9 years as of September 30, 2000, and (iii) balances outstanding on our revolving credit facility. While we have borrowed on this facility during the nine months ended September 30, 2000, we did not have any borrowings outstanding at September 30, 2000.

      Activity relating to our outstanding debt was as follows:

•	During July 1999, we issued an additional $3.3 million in senior debt,

•	During September 1999 we repaid at maturity $3.5 million in SBA debentures,

•	During the nine months ended September 30, 2000 we repaid $11.6 million of SBA debentures at maturity.

•	During July 2000, we issued an additional $3.3 million in senior debt, and

•	During the third quarter of 2000, we issued $7.3 million of SBA debentures.

      Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments decreased from a gain of $2,274,000 during the nine months ended September 30, 1999 to a gain of $277,000 during the nine months ended September 30, 2000.

      The primary reason for this change was the gain recognized on sale of assets (related to the sale of a loan pool) of $2,564,000 recognized during June 1999. There was no comparable transaction during the nine months ended September 30, 2000.

      During the nine months ended September 30, 1999, we recognized net realized and unrealized losses (excluding the gain relating to our securitization transaction discussed above) of $290,000 compared to net realized and unrealized gains of $277,000 during the nine months ended September 30, 2000. During the nine months ended September 30, 1999 we recognized $214,000 in valuation losses relating to our interest-only strip receivables. The primary reason for the valuation losses during the nine months ended September 30, 1999 was increased prepayment of principal on the underlying pool of variable rate loans originated by First Western. During the nine months ended September 30, 2000 we recognized $638,000 in valuation gains relating to our interest-only strip receivables. The primary reason for the net gains during the nine months ended September 30, 2000 was the continued lower than previously anticipated rate of prepayment and loss activity related to the structured loan sale of fixed interest rate loans completed in June 1999.

      We also recognized $76,000 of net realized and unrealized loan valuation losses during the nine months ended September 30, 1999 compared to $361,000 in net realized and unrealized loan valuation losses during the nine months ended September 30, 2000. While losses during the nine months ended September 30, 1999 and 2000 were minimal, the increase was primarily a result of valuation reserves established on two problem loans identified during the third quarter of 2000. Loan losses were 0.10% and 0.38% of our weighted average outstanding portfolio during the twelve month periods ended September 30, 1999 and 2000, respectively.

Three Months Ended September 30, 2000 Compared to the Three Months Ended September 30, 1999

      Net income decreased by $496,000 (17%), from $2,950,000 during the three months ended September 30, 1999 to $2,454,000 during the three months ended September 30, 2000. As more fully detailed below, the most significant reason for the decrease in net income when comparing the three months ended September 30, 2000 and 1999 was a reduction in revenues primarily from premiums recognized from the sale of the government guaranteed portion of loans.

      Interest income: Interest income decreased by $32,000 (1%), from $3,691,000 for the three months ended September 30, 1999 to $3,659,000 for the three months ended September 30, 2000. Interest income includes the interest earned on loans, the interest earned on temporary investments, up-front fees collected and the interest earned on the interest-only strip receivables. This overall decrease was primarily attributable to a reduction in up-front fees recognized.

      Interest income on loans increased by $395,000 (13%), from $2,988,000 during the three months ended September 30, 1999 to $3,383,000 during the three months ended September 30, 2000. The increase in interest income on loans was primarily a result of an increase of approximately $780,000 resulting from an increase in the weighted average outstanding principal amount of loans. The average retained loan portfolio increased by 19% to $120.2 million during the three months ended September 30, 2000 from $101.0 million during the three months ended September 30, 1999. The increase in interest income on loans was partially offset by a decrease in the recognition of commitment fee income. During the third quarter of 1999 we recognized approximately $384,000 more in commitment fees than during the third quarter of 2000. The decrease in commitment fees is attributable to fewer loan originations during the third quarter of 2000 (a reduction of approximately $17.2 million) when compared to the third quarter of 1999.

      Interest on other investments (which consists of interest on temporary investments and the interest-only strip receivables) for the three months ended September 30, 2000 was $276,000 which was $457,000 less than the $733,000 in interest income earned on other investments during the three months ended September 30, 1999. This decrease was primarily due to the interest income earned during the three months ended September 30, 1999 from the proceeds from the securitization and sale of loans in June 1999. The proceeds had been substantially reinvested in loans by the end of March 2000. Accordingly the interest earned on idle fund investments was reduced during the three months ended September 30, 2000.

      Premium income: Premium income decreased by $401,000 (74%), from $544,000 for the three months ended September 30, 1999 to $143,000 for the three months ended September 30, 2000. The decrease was primarily a result of reduced loan sales to the secondary market. Our sale of the government guaranteed portion of loans (under the SBA 7(a) Program) decreased from $7.2 million during the three months ended September 30, 1999 to $2.9 million during the three months ended September 30, 2000.

      Other investment income, net: Other investment income, net, increased by $158,000 (193%), from $82,000 for the three months ended September 30, 1999 to $240,000 for the three months ended September 30, 2000. This increase was primarily attributable to an increase in forfeitures of non-refundable fees earned during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

      Other income, net: Other income, net, decreased by $139,000 (24%) from $589,000 during the three months ended September 30, 1999 to $450,000 during the three months ended September 30, 2000. Other income, which primarily consists of income relating to the advisory services provided to PMC Commercial, was reduced during the three months ended September 30, 2000 as a result of the reduced fee structure and portfolio managed for PMC Commercial.

      Equity in income (loss) of unconsolidated subsidiaries: Equity in income of unconsolidated subsidiaries decreased by $23,000 (3%), from $741,000 during the three months ended September 30, 1999 to $718,000 during the three months ended September 30, 2000.

      The equity in income of unconsolidated subsidiaries remained constant when comparing the third quarter of 2000 to the third quarter of 1999 and consisted of the following.

•	The 1996 Partnership had net income of $247,000 and $313,000 during the three months ended September 30, 2000 and 1999, respectively. The decrease is primarily due to the continued reduction in outstanding principal balance of loans owned by the 1996 Partnership.

•	The net income of PMC Advisers was $126,000 and $128,000 during the three months ended September 30, 2000 and 1999, respectively.

•	The 1998 Limited Partnership and the 1999 Limited Partnership had net income of $364,000 during the three months ended September 30, 2000 compared to $327,000 during the three months ended September 30, 1999. This increase was primarily a result of an increase in the prime rate which increased the yield on loans held by the 1998 Limited partnership.

•	PMC Funding had a loss of $19,000 and $20,000 during the three months ended September 30, 2000 and 1999, respectively.

      Operating expenses, not including interest expense: Operating expenses, not including interest, decreased by $64,000 (4%), from $1,520,000 during the three months ended September 30, 1999 to $1,456,000 during the three months ended September 30, 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for the Company’s officers and employees who provide all of our management, advisory and portfolio functions, including marketing, servicing, accounting and portfolio analysis. We had a decrease in salaries and related benefits of $23,000 (2%), from $1,044,000 during the three months ended September 30, 1999 to $1,021,000 during the three months ended September 30, 2000.

      Interest expense: Interest expense decreased by $10,000 (1%), from $1,369,000 during the three months ended September 30, 1999 to $1,359,000 during the three months ended September 30, 2000. Interest expense results primarily from interest on (i) the Company’s $41.7 million of unsecured notes with a weighted average interest rate of 7.7% and weighted average remaining maturity of 3.2 years as of September 30, 2000, (ii) $31.3 million of debentures due to the SBA, with a weighted average interest rate of approximately 7.6% and weighted average remaining maturity of 5.9 years as of September 30, 2000, and (iii) balances outstanding on our revolving credit facility (while we have borrowed on this facility during the three months ended September 30, 2000, we did not have any borrowings outstanding at September 30, 2000).

      Activity relating to our outstanding debt was as follows:

•	During July 1999, we issued an additional $3.3 million in senior debt,

•	During September 1999 we repaid at maturity $3.5 million in SBA debentures,

•	During the nine months ended September 30, 2000 we repaid $11.6 million of SBA debentures at maturity.

•	During July 2000, we issued an additional $3.3 million in senior debt, and

•	During the third quarter of 2000, we issued $7.3 million of SBA debentures.

      Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments decreased from a gain of $192,000 during the three months ended September 30, 1999 to a gain of $59,000 during the three months ended September 30, 2000.

      During the three months ended September 30, 2000 and 1999 we recognized $308,000 and $200,000 in valuation gains relating to our interest-only strip receivables. The primary reason for the net valuation gains was the continued lower than previously anticipated rate of prepayment and loss activity related to the structured loan sale of fixed interest rate loans completed in June 1999.

      We recognized $8,000 of net realized and unrealized loan valuation losses during the three months ended September 30, 1999 compared to $249,000 in net realized and unrealized loan valuation losses during the three months ended September 30, 2000.

Cash Flow Analysis

      The primary source of our funds from operating activities is net income. The source of funds from net income is adjusted primarily by the gain recognized from the sale of assets, the equity in the income of unconsolidated subsidiaries, the change in other assets and liabilities, and First Western’s lending activities.

      Cash Flow From Operating Activities: We generated cash flow from operating activities of $3,380,000 and $3,695,000 during the nine months ended September 30, 2000 and 1999, respectively.

      Our main source of funds is our “Operating Cash Flow” which is our net operating income and realized and unrealized gain (loss) on investments adjusted for the principal non-cash items (which are the change in unrealized depreciation on investments and loans written-off, depreciation and amortization and the gain on sale of assets). Our Operating Cash Flow was $7,971,000 for the nine months ended September 30, 2000, compared to $9,177,000 during the nine months ended September 30, 1999, which represents a $1,206,000 (13%) decrease due primarily to reduced interest income and premium income on loans sold.

      Another significant change in cash flow from operating activities was the net change in operating assets and liabilities which provided a source of funds during the nine months ended September 30, 1999 of $1,388,000 compared to a use of funds of $2,581,000 during the nine months ended September 30, 2000. This reduction in available cash flow from operating activities was primarily the result of net disbursements of borrower advances of $874,000 during the nine months ended September 30, 2000 compared to net receipts of borrower advances of $1,966,000 during the nine months ended September 30, 1999.

      Cash Flow From Investing Activities: We used cash of $11,879,000 and $30,302,000 from investing activities during the nine months ended September 30, 2000 and 1999, respectively. This $18,423,000 decrease in cash flows used in investing activities relates primarily to a net decrease in loans funded less principal collected of $16,008,000. During the nine months ended September 30, 2000, we funded $20,553,000 less than the nine months ended September 30, 1999. See “Competition”;

      In addition, other components of cash flows from investing activities changed as follows:

•	We had an increase in proceeds from partnership distributions of $1,453,000 as a result of collections from the 1999 Limited Partnership which was formed in June 1999; and

•	a decrease in funds used for investments in unconsolidated subsidiaries of $1,833,000.

      Cash Flow From Financing Activities: We had a source of funds of $45,910,000 provided during the nine months ended September 30, 1999 compared to a use of funds of $10,042,000 from financing activities during the nine months ended September 30, 2000. The primary reason for the decrease in funds was the receipt of approximately $55,136,000 in net proceeds from the 1999 Partnership related to the sale of loans to the 1999 Partnership. In addition, during the nine months ended September 30, 2000 and 1999 we paid $11,640,000 and $3,500,000 of SBA debentures when they matured and issued $7,310,000 in SBA debentures during the nine months ended September 30, 2000. No debentures were issued during the first nine months of 1999.

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

      Our primary use of funds is to originate loans. We also expend funds primarily for payment of:

•	dividends to shareholders,

•	principal payments on borrowings,

•	interest and related financing costs, and

•	salaries and other general and administrative expenses.

      Historically, our primary source of capital and liquidity has been:

•	the structured sale or securitization of a portion of our loan portfolio,

•	debentures issued through programs of the SBA,

•	private and public issuances of common stock,

•	the issuance of senior unsecured medium-term notes, and

•	the utilization of our short-term, unsecured revolving credit facility.

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

      We had $6.7 million in senior notes which matured and were repaid in July 2000 and $6.7 million in senior notes that mature in July 2001. The $6.7 million in senior notes due July 2000 were rolled over into new senior notes at which time we borrowed an additional $3.3 million. This $10 million in senior notes mature in July 2004 and bear interest at LIBOR plus 1.4% reset on a quarterly basis. We repaid $11.6 million in SBA debentures at their maturity during the nine months ended September 30, 2000 and issued $7,310,000 in SBA debentures with a coupon rate of 8.452% (including the mandatory SBA 1% annual fee).

      In order to meet our commitments as discussed below, we have a $15 million revolving credit facility, all of which was available at September 30, 2000. We have also developed a loan pool up to $50 million for a securitization transaction that we anticipate to be completed during the fourth quarter of 2000. We would be able to achieve a more cost-efficient cost of funds and lower retained interest in loans securitized if we could complete a securitization through a joint-venture transaction with PMC Commercial. In order to co-securitize with PMC Commercial, we must receive permission from the Securities and Exchange Commission. We have commenced that process and anticipate that the required relief will be granted in November 2000; however, there can be no assurances that the required permission will ultimately be received. Additional sources of capital include principal collections on our existing loan portfolio and proceeds from the sale of SBA 7(a) loans in the secondary market. To the extent commitments pertain to PMCIC or Western Financial, we should be able to issue SBA debentures to fund those commitments. There can be no assurances that we will be able to complete the above transactions at acceptable advance rates and/or interest rates. If not, we may have to refer commitments to PMC Commercial, issue debt at decreased loan-to-value ratios or increased interest rates and/or sell assets to meet our committed obligations when and if they come due. Management believes that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

      Commitments:

      Loan commitments outstanding at September 30, 2000 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $27.4 million. Of these commitments, $8.5 million were for loans partially guaranteed by the SBA of which approximately $7.3 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of our business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

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

      As a result of uncertain economic trends and overbuilding in certain regional markets, we are experiencing a slowdown in the number of new hospitality properties that are being built or sold. The result has been an increase in competition at advance rates and with terms with which we have chosen not to compete. The result has been a decline in our new loan volume as we continue to maintain our credit standards. Based on our presently outstanding commitments to fund loans, the volume of new loans funded is not expected to increase through December 31, 2000.

      Revolving credit facility:

      At September 30, 2000, we had no balance outstanding under our revolving credit facility, and had availability of $15.0 million. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to senior debt (as defined in the credit facility) will not fall below 135% with respect to PMC Capital and 150% including our consolidated subsidiaries. At September 30, 2000 we were in compliance with all covenants of this facility.

      Investment Company Act requirements:

      PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by us from the Securities and Exchange Commission.

      Dividends:

      PMC Capital has historically paid 100% of its investment company taxable income and not paid any return of capital. There are certain timing differences between book and tax income, most notably the recognition of commitment fees received and the recognition of income relating to the 1998 and 1999 structured sale of loans. As a result of these timing differences, the payment and amount of dividends does not necessarily coincide with our earnings and we may have a distribution of dividends in excess of our net operating income. As of September 30, 2000, as a result of timing differences, our cumulative dividends exceeded our net operating income by $105,000. We anticipate (based on past operations and current business trends) that the dividend will be $0.25 per share, per quarter, through the end of the year 2000. Each of the quarterly dividends paid during 1999 were $0.25 per share with an additional special dividend of $0.015 per share declared in December 1999 and paid in January 2000. Our Board of Directors may amend this stabilized dividend policy as warranted by actual and/or anticipated earnings.

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

Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

     None

ITEM 6. Exhibits and Reports on Form 8-K

     A. Exhibits

     27 — Financial Data Schedule

     B. Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date: 11/14/2000

/s/ LANCE B. ROSEMORE

Lance B. Rosemore
President

Date: 11/14/2000

/s/ BARRY N. BERLIN

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description

27	— Financial Data Schedule