Form 10-K405
period 2000-12-31
PMC CAPITAL INC
filed 2001-03-30
CIK 722571

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

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
Common stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X]  NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing sale price of the Common Stock on March 15, 2001 as reported on the American Stock Exchange, was approximately $85 million. Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2001, the Registrant had 11,853,516 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 16, 2001 are incorporated by reference into Part III.

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO FINANCIAL STATEMENTS
SUMMARY OF SELECTED FINANCIAL INFORMATION
QUARTERLY STATISTICS
Report of Independent Accountants
FINANCIAL HIGHLIGHTS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED SCHEDULE OF INVESTMENTS
CONSOLIDATED STATEMENTS OF INCOME
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Accountants on Consolidating Financial Statements
CONSOLIDATING BALANCE SHEET DECEMBER 31, 2000
CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED DECEMBER 31, 2000
CONSOLIDATING STATEMENT OF SHAREHOLDERS’ EQUITY
CONSOLIDATING STATEMENTS OF CASH FLOWS FOR THE YEAR ENDED DECEMBER 31, 2000
EXHIBITS
EX-4.33 Senior Note - $10,000,000
EX-4.34 Debenture - $4,310,000
EX-4.35 Debenture - $3,000,000
EX-10.1 Employment Contract-Lance B. Rosemore
EX-10.2 Employment Contract-Andrew S. Rosemore
EX-10.4 Employment Contract-Jan F. Salit
EX-10.5 Employment Contract-Barry N. Berlin
EX-10.6 Employment Contract-Mary J. Brownmiller
EX-10.7 Revolving Credit Facility-3/22/00
EX-10.11 Employment Contract-Cheryl T. Murray
EX-21 Subsidiaries of Registrant

PMC Capital, Inc.
Form 10-K
For the Year Ended December 31, 2000

PART I

PART I

Item 1. BUSINESS

GENERAL

      Overview

      PMC Capital, Inc., a Florida corporation, is a diversified, closed-end management investment company that has elected to operate as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The common stock of PMC Capital, Inc. (the “Common Stock”) is traded on the American Stock Exchange under the symbol “PMC.” PMC Capital, Inc. has elected to be taxed as a regulated investment company under the Internal Revenue Code and thus distributes substantially all its taxable income as dividends to its shareholders, thereby incurring no Federal income tax liability on such income.

      PMC Capital, Inc. (“PMC Capital” or “PMC,” and together with its subsidiaries, the “Company,” “we” or “our”) is a national lender to small businesses either directly or through our three principal subsidiaries. These lending subsidiaries are First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. Our investment objective is to achieve current income that is available to pay out to shareholders in the form of quarterly dividends. During the years ended December 31, 2000 and 1999, we funded $44.2 million and $84.3 million in loans, respectively. At December 31, 2000, serviced and retained principal outstanding on our loan portfolio consisted of $307.7 million and $100.4 million, respectively.

      We operate under several licenses from the Small Business Administration (the “SBA”). First Western is licensed as a small business lending company (“SBLC”) that originates loans through the SBA’s 7(a) Guaranteed Loan Program. PMCIC is a licensed specialized small business investment company (“SSBIC”) under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under the regulations of the SBA. Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides loans to borrowers whether or not they qualify as “disadvantaged.”

      We primarily originate loans to individuals and small business concerns in the limited service sector of the lodging industry. We have a fundamental policy with respect to loan concentration that requires us to be greater than 25% concentrated in the lodging industry. We also target the convenience store and gas station, medical, restaurant, service, retail and commercial real estate industries. We are a national lender that primarily lends to businesses in the southwest and southeast regions of the United States. Our loans in the lodging industry are generally secured by limited service hospitality properties and are generally made to owner-operated facilities operating under national franchises. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated businesses.

      Advisory Services

      In addition to our lending operations, we earn revenue through our investment advisor subsidiary, PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”), which evaluates and services loans and other investment alternatives pursuant to a fee arrangement with PMC Commercial Trust (“PMC Commercial”). PMC Commercial, our affiliate, is a real estate investment trust. The executive officers of PMC Capital are also the executive officers of PMC Commercial. PMC Advisers provides these investment advisory services to PMC Commercial pursuant to investment management agreements (the “Investment Management Agreements”) entered into between PMC Capital, PMC Advisers and PMC Commercial. As the investment advisor for PMC Commercial, PMC Advisers has earned $2.2 million, $2.3 million and $2.6 million in advisory fees during the years ended December 31, 2000, 1999 and 1998, respectively.

      PMC Commercial provides loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set by the SBA for our SBA approved loan programs. As a result, we generally pursue different prospective borrowers than PMC Commercial. In order to further mitigate the potential for conflicts of interest, PMC Commercial, PMC Capital and PMC Advisers have entered into a loan origination agreement (the “Loan Origination Agreement”). Pursuant to the Loan Origination Agreement, loans that are greater than $1.1 million that meet PMC Commercial’s underwriting criteria are first presented to PMC Commercial for funding. If PMC Commercial does not have available funds, we may originate those lending opportunities as long as they meet our lending criteria. The fee of PMC Advisers is primarily based on the value of PMC Commercial’s assets. As a result, any increases in the dollar amount of PMC Commercial’s assets will benefit PMC Advisers, and PMC Advisers will have a potential conflict in determining whether to advise PMC Commercial to acquire assets or write-down the value of any assets. In order to mitigate the risk to PMC Commercial from increasing its asset base through leveraged transactions, the Investment Management Agreements provide PMC Advisers with a reduced fee for any loans originated with capital obtained through borrowings.

      SBA 7(a) Lending Program

      Under the SBA 7(a) program, we primarily originate variable-rate loans that are partially guaranteed by the SBA. Our SBA 7(a) loans are primarily provided to small businesses for the purpose of acquiring real estate. We also lend money to business start-ups for purposes of leasehold improvements, for purchasing machinery and equipment and other start-up expenditures. The loans are collateralized by a mortgage or other liens on the assets of the borrower. In all cases, the owners of the business must personally guarantee the repayment of the loan.

      Our SBA 7(a) loans will typically range in size from $100,000 to $1.4 million. Over 99% of our SBA 7(a) portfolio had variable interest rates as of December 31, 2000. Pricing on our SBA 7(a) loans is generally a spread over the prime rate ranging from 1.00% to 2.75%, which is adjusted on a quarterly basis. These loans are fully amortizing and payable in equal monthly installments of principal and interest, primarily due on the first day of the month following the month in which the loan was fully funded.

      The number and dollar volume of loans originated by First Western under the SBA 7(a) program decreased during the year ended December 31, 2000. The decrease in volume primarily related to an increase in competition from alternative loan products. These other products often provide prospective borrowers that we target with fixed interest rates at less than the floating interest rates available through the SBA 7(a) program. We have also continued to face increased competition to originate SBA 7(a) program loans from other SBA 7(a) program lenders. Accordingly, as SBA 7(a) program funding decreased, the premiums earned on the sales of the government guaranteed portions of these loans were significantly reduced from prior years. In addition, due to the high rate of prepayments experienced in our most concentrated industry, the limited service hospitality industry, purchasers of the guaranteed portion of our SBA 7(a) loans significantly decreased the premium paid for these types of assets.

      During 1999, we refocused our marketing efforts to emphasize loan originations under the SBA 7(a) program. This resulted in an increase in revenues generated from the sales of the guaranteed portion of the SBA 7(a) program loans during the latter half of 1999 and the first quarter of 2000. However, due to the intense competition noted above, this positive trend did not continue.

      During December 2000, Congress enacted legislation (effective for loans originated after December 31, 2000) that should have a positive impact on SBA 7(a) lending. The provisions of the bill that impact us are as follows:

•	The maximum SBA guaranty increased from $750,000 to $1,000,000. We have originated several SBA 7(a) loans that would have benefited from this increase;

•	A prepayment fee can now be charged on new loans that have maturities equal to or greater than 15 years. This will benefit us in several ways. First, we will receive the fees on the unguaranteed portion of the loan. Second, the likelihood of prepayment is reduced thereby potentially increasing the premium that a purchaser might pay for the guaranteed portion of our loans; and

•	The guaranty fees required to be paid by borrowers have been slightly lowered.

      Commercial Mortgage Loans

      We originate mortgage loans to small businesses primarily collateralized by commercial real estate. We believe that we successfully compete in the commercial real estate finance market due to our understanding of the borrowers’ business and the flexible loan terms that we offer. We use an “intrinsic value” approach to assess new commercial mortgage loans, which requires an analysis of the replacement cost of the collateral and an analysis of local market conditions. We also consider the underlying cash flow of the real estate tenant or owner-occupant as well as more traditional real estate loan underwriting criteria.

      We generally price new fixed-rate commercial mortgage loans based on a fixed spread ranging from 3.5% to 4.7% over the ten-year U.S. Treasury rate. Since 1998, commercial lending competition has increased. The result was that the spreads charged by commercial real estate lenders in the marketplace narrowed. Accordingly, our net spreads over treasury rates were reduced in order to match our competition. At December 31, 2000, 70.4% of our retained portfolio of commercial mortgage loans carried a fixed interest rate, and 29.6% carried a floating interest rate based on the prime rate. Our fixed interest rate loans primarily require level payments of principal and interest calculated to amortize the principal on a ten to 25-year basis. Sometimes the loans with less than a 25-year maturity have a balloon payment at maturity. Our variable interest rate loans require payments of principal and interest, reset on a quarterly basis, to fully amortize the loan over its life (typically ten to 20 years.)

      The following table contains data for our loan portfolio, broken down by division:

	Total		SBA 7(a)		SBIC		Non-SBA

	2000	1999	2000	1999	2000	1999	2000	1999

	(In millions, except interest rates)
As of December 31:

Retained loans:

Balance outstanding	$100.4	$1,06.3	$16.3	$16.9	$60.4	$48.4	$23.7	$41.0

Weighted average interest rate	10.4%	10.0%	11.1%	10.4%	10.2%	10.4%	10.3%	9.5%

Loans past due greater than 60 days (1)	$0.9	$0.8	$0.8	$0.3	$0.1	$0.5	$—	$—

Percent of portfolio	0.9%	0.8%

Serviced loans:

Balance outstanding	$307.7	$305.6	$93.0	$104.7	$115.4	$109.3	$99.3	$91.6

Loans past due greater than 60 days (1)	$3.2	$1.3	$3.1	$0.8	$0.1	$0.5	$—	$—

Percent of portfolio	1.0%	0.4%

	Total		SBA 7(a)		SBIC		Non-SBA

	2000	1999	2000	1999	2000	1999	2000	1999

	(In millions)
For the year ended December 31:

Loan originations	$44.1	$84.3	$12.3	$27.6	$18.9	$23.1	$12.9	$33.6

Loan losses	$0.5	$0.2	$0.4	$0.1	$0.1	$0.1	$—	$—

(1) Loans past due greater than 60 days are comprised of those loans that are contractually past due more than 60 days. The balance does not include loans which are 60 days or less past their due date that management has identified as a potential “problem asset” and which we have reduced the carrying value of the loan receivable. At December 31, 2000, the total problem assets and loans past due greater than 60 days were $3.0 million (3.0%) of our retained portfolio and $9.5 million (3.1%) of our serviced portfolio. At December 31, 1999, the total problem assets and loans past due greater than 60 days were $1.0 million (0.9%) of our retained portfolio and $4.2 million (1.4%) of our serviced portfolio. Included in current years problem assets of $3.0 million of our retained portfolio are loans on which we have reduced the carrying value by $659,000. In addition, of the $9.5 million of problem assets on our serviced portfolio, $1.9 million of the balance relates to securitized loans and we have reflected a $218,000 reduction to our retained interests in transferred assets as part of our valuation.

      Non-Investment Company Act Subsidiaries

      PMC Capital is either directly or indirectly the sole shareholder or partner of several non-investment company subsidiaries. These are: PMC Advisers; PMC Funding Corp. and its subsidiary (“PMC Funding”); and several special purpose entities (the “Limited Partnerships” as defined below) established to facilitate loan securitizations. We have also entered into a joint venture (the “2000 Joint Venture”) with PMC Commercial, in which we own a limited partnership interest (approximately 33% at December 31, 2000).

      Our consolidated financial statements include the accounts of PMC and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers and PMC Funding are accounted for by the equity method of accounting in conformity with the requirements of Federal securities laws. Our interest in the Limited Partnerships and the 2000 Joint Venture is accounted for as retained interests in transferred assets.

      For a description of the operations of PMC Advisers, see “Advisory Services.” For a description of the operations of the Limited Partnerships and the 2000 Joint Venture, see “Securitization and Structured Financing Programs.” PMC Funding is a Florida corporation that holds certain equity assets on our behalf. PMC Funding’s operations consist of income generated from the construction and sale of property and the operation of properties acquired in liquidation.

      Securitization and Structured Financing Programs

      We have, from time to time, sold portions of our loan portfolio into special purpose entities to generate cash proceeds. These proceeds have been used to fund additional loans. These types of loan sales are commonly referred to as securitizations or structured loan sales and are either sold to purchasers (for a securitization) or notes payable are issued (for a structured financing) in the asset backed securities market. Further, gains on these sales generated by our securitizations represent a material portion of our revenues in the period in which these transactions occur. The gains on securitizations cause timing differences between our net income determined in accordance with generally accepted accounting principles (“GAAP”) and our investment company taxable income. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Dividends.”

      Any delay in the sale of our loans beyond a quarter-end or year-end would delay the gain on sale in the given quarter or year and will adversely affect reported earnings for such quarter or year in which the delay occurred. Since we rely on securitizations or structured loan sales as a source of operating capital to fund new loan originations, any adverse changes in our ability to complete these types of transactions, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans thereby reducing our ability to originate loans.

      Problems in the asset backed securities market could affect our ability to complete a securitization on a timely basis or may cause us to sell the loans on unfavorable terms. The unfavorable terms could consist of any of the following:

•	increased interest rates,

•	more cash reserve requirements, or

•	a requirement that we hold larger subordinated portions of loans.

Each of the items described above would have a negative impact on our net income. While market conditions have subsequently improved, during the latter half of 1998 the liquidity of the asset-backed securities market was significantly impacted by several factors. Several publications identified the global financial crisis in overseas currencies coupled with the potential for a recession in the United States as a cause for investors in the type of asset-backed securities that we place to widen the “spreads” they require in order to purchase asset-backed securities. During November 1998, we completed a sale of loans under these less than ideal market conditions, and the interest rate that we paid for the notes of the special purpose entity was negatively impacted by those market conditions. As a result, we recognized less profit on our loan sale in November 1998 than we attained in previous and subsequent periods.

      Our asset established in conjunction with a securitization, the retained interests in transferred assets, is determined based on the present value of estimated future excess cash flows that we anticipate will be received from the sold loans. The estimated future excess cash flows are calculated based on management’s assumptions concerning, among other things, anticipated defaults and loan losses, anticipated prepayment speeds and discount rates. The retained interests in transferred assets (the “Retained Interests”) consists of required over-collateralization (i.e. retaining a portion of the sold loans), cash reserve requirements and an interest-only strip receivable (the “IO Receivable”). We retain a portion of the default and prepayment risk associated with the Retained Interests which can be affected by any of the following:

•	Any losses or prepayments on our sold loans will have a negative effect on our future cash flows.
•	Actual defaults and prepayments may vary from our assumptions, possibly to a material degree.
•	Faster than anticipated prepayments of principal or loan losses will decrease the fair value attributed to the IO Receivable.
•	Slower than anticipated prepayments of principal or loan losses will increase the fair value attributed to the IO Receivable.
•	The effect on our yield due to principal prepayments on the sold loans occurring at a rate that is faster (or slower) than the rate anticipated in the period immediately following the completion of the securitization will not be entirely offset by a subsequent like reduction (or increase) in the rate of principal payments.

      The weighted average lives of the underlying securitized loans will also be affected by the amount and timing of delinquencies, defaults and recoveries, if any, on defaulted underlying securitized loans. In addition, we are required to deposit substantial amounts of the cash flows generated by our interests in our securitizations (“restricted cash”) into reserve funds that are pledged to the security holders.

      We regularly measure our default, prepayment and other assumptions against the actual performance of securitized receivables and the guaranteed portion of loans sold. If we were to determine, as a result of such regular review or otherwise, that we underestimated (or overestimated) defaults and/or prepayments, or that any other material assumptions were inaccurate, we would adjust the carrying value of our Retained Interests by making a charge (credit) to income and adjusting the carrying value of the retained interests in transferred assets on our consolidated balance sheets.

      During the year ended December 31, 2000 as a result of prepayment activity and actual loan losses on our securitized loans being less than management’s expectations, we recorded an unrealized gain of $871,000. During 1999, as a result of prepayment speeds exceeding our expectations, we recorded a net realized and unrealized loss of $500,000. During 1998, the amount by which prepayments exceeded our expectation was more than offset by better than anticipated loss rates on the portfolios. As a result, during the year ended December 31, 1998 we recorded a net unrealized gain of $120,000. The net unrealized gain on our Retained Interests assets was $1,379,000 and $590,000 at December 31, 2000 and 1999, respectively.

      Although we believe that we have made reasonable assumptions as to the estimated future cash flows of the various pools of loans that have been sold in securitization transactions, actual rates of default or prepayments may differ from those assumed and other assumptions may be required to be revised based upon future events. In connection with our securitization transactions, we are required to enter into agreements (the “Credit Enhancement Agreements”) that govern the assets and the flow of funds in and out of the related limited partnership or trust formed as part of the securitization or structured loan sale. Generally, the Credit Enhancement Agreements contain specified limits on the delinquency, default and loss rates on the receivables included in each trust or limited partnership. If, at any measurement date, the delinquency, default or loss rate with respect to any trust or limited partnership were to exceed the specified limits, provisions of the Credit Enhancement Agreement would automatically increase the level of credit enhancement requirements for that trust or limited partnership. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would reduce our cash flow. We have never had a reduction of cash flow as a result of an increased credit enhancement requirement associated with our securitizations or structured financings.

      In connection with our structured loan sales, limited partnerships have been formed as special purpose entities (“SPEs”) to hold the loans sold and issue notes payable secured by the loans. The SPEs consist of:

•	PMC Capital Limited Partnership (the “1996 Partnership”) and its related general partner and trust;
•	PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and its related general partner;
•	PMC Capital, L.P. 1999-1 (the “1999 Partnership”, and together with the 1996 Partnership and the 1998 Partnership, the “Limited Partnerships”) and its related general partner; and
•	PMC Joint Venture, 2000, L.P. (the “2000 Joint Venture”) and its related general partner.

      The terms of the notes payable issued by the SPEs provide that the owners of these special purpose entities are not liable for any payments on the notes. Accordingly, if the special purpose entities fail to pay the principal or interest due on the notes, the sole recourse of the holders of the notes is against the assets of the special purpose entities. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. PMC Capital is either directly or indirectly the sole owner of the Limited Partnerships and owns approximately 33% of the 2000 Joint Venture. PMC Capital is the servicer for all loans held by the SPEs. Moody’s Investors Service, Inc. has rated all of the transactions detailed below. Data relating to our completed securitizations (by entity and by year completed) is as follows:

	First Western

	1994	1997

	(Dollars in millions)
Dollar amount of loans sold	$26.4	$22.8

Portfolio as of December 31, 2000	$3.2	$6.8

Weighted average interest rate (2):

- At time of sale	P+2.66%	P+2.48%

- At December 31, 2000	P+2.66%	P+2.40%

Cost of funds on the notes/certificates (2)	P-1.25%	P-1.90%

Subordinated interest retained (%)	6.0%	7.0%

Rating of certificates/notes	"Aaa"	"Aaa"/"A"(1)

Cash reserve requirement (%)	5.0%	8.0%

(1)	The transaction had both the primary and subordinated portion of the transaction rated and sold.

(2)	The variable rate interest rate and cost of funds is denoted by the spread over (under) the prime rate (“P”).

	PMC

	1996(1)	1998(1)	1999(1)	2000(2)

	(Dollars in millions)
Dollar amount of loans sold	$45.7	$43.1	$60.3	$28.1

Portfolio as of December 31, 2000	$12.0	$35.1	$55.3	$28.0

Weighted average interest rate (3):

- At time of sale	11.52%	P+1.26%	9.59%	9.54%

- At December 31, 2000	11.15%	P+1.20%	9.64%	9.52%

Cost of funds on the notes/certificates (3)	6.72%	P-1.00%	6.60%	7.28%

Subordinated interest retained (%)	12.0%	10.5%	8.0%	11.0%

Rating of certificates/notes	"Aa"	"Aaa"	"Aaa"	"Aaa"

Cash reserve requirement (%)	5.0%	8.0%	6.0%	6.0%

(1)	These transactions included loans contributed and sold by PMC Capital, Western Financial and PMCIC.

(2)	This transaction included loans contributed and sold by PMC Capital on December 18, 2000.

(3)	The variable-rate interest rate and cost of funds is denoted by the spread over (under) the prime rate (“P”).

REGULATORY OVERVIEW

      Business Development Company

      In 1994, PMC Capital elected to become a business development company (“BDC”) rather than a registered investment company under the 1940 Act. BDCs must register their shares under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Exchange Act’s periodic reporting requirements rather than the 1940 Act’s reporting requirements. Companies having securities registered under the Exchange Act, such as PMC Capital, must file quarterly rather than semi-annual financial reports. BDCs have greater operating flexibility relating to capital structure, portfolio diversification, transactions with downstream affiliates, executive stock options and the frequency which they may make distributions from capital gains, that may be greater than that available to registered investment companies. A BDC is a unique kind of investment company that focuses on investing in or lending to small private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in growing small businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the benefits, if any, of investing in privately owned companies. As a BDC, we may not acquire any asset other than “Qualifying Assets” unless, at the time we make the acquisition, our Qualifying Assets represent at least 70% of the value of our total assets (the “70% test”). The principal categories of Qualifying Assets relevant to our business are:

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

(3)	Distribute at least 90% of our “investment company taxable income” each tax year to the shareholders. In addition, if a RIC distributes in a timely manner (or treats as “deemed distributed”) 98% of its capital gain net income for each one-year period ending on October 31 and distributes 98% of its ordinary income for each calendar year, it will not be subject to the 4% nondeductible Federal excise tax on certain undistributed income of RICs.

      Fundamental and Other Policies of PMC and its Subsidiaries

      As part of being a BDC, we are required to establish a core set of fundamental policies. PMC Capital and each of its investment company subsidiaries have designated certain investment policies as “fundamental policies.”

      The following investment policies of PMC Capital and its investment company subsidiaries are fundamental policies and may not be changed without the approval of the lesser of (i) more than 50% of PMC Capital’s outstanding voting securities, or (ii) 67% or more of PMC Capital’s voting securities present at a meeting of security holders at which a quorum is present. Our Board of Directors may change other investment policies of PMC Capital at any time.

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

      Overview of SBA Regulations

      The lending operations of First Western, PMCIC and Western Financial are regulated by the SBA, which establishes, among other things, maximum interest rates that borrowers may be charged (which currently for PMCIC and Western Financial may not exceed the greater of 19% per annum or 11% above our cost of funds from the SBA) and minimum and maximum maturities for our loans (which generally range from four to 25 years). Borrowers must satisfy certain criteria established by the SBA to qualify for loans originated by us under SBA sponsored programs, including limitations on the net worth and net income of potential borrowers or alternative criteria that focus upon the number of employees of the borrower and its gross revenues. In addition, the SBA generally limits the aggregate amount of guaranties that can be provided to any single borrower and restricts the use to which the loan proceeds can be employed by the borrower. As part of legislation approved by Congress in 1996, several increased costs were put into effect for new SBA debentures. A flat 3% “draw-down” fee replaced the 2% commitment fee and the SBA commenced charging a 1% annual fee on SBA debentures issued after 1996. As part of this legislation, the availability of 3% subsidized debentures and the right of the SBA to purchase preferred stock of an SSBIC were repealed. This legislative change has no effect on previously issued debentures or preferred stock of SSBICs including PMCIC.

      SBIC Regulations

      SBICs are intended to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the most recent two fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the most recent two fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Both Western Financial and PMCIC provide long-term loans to qualifying small businesses. Western Financial and PMCIC are periodically examined and audited by the SBA staff to determine its compliance with SBIC regulations. Western Financial and PMCIC have the opportunity to sell to the SBA up to an additional aggregate principal amount of $20 million, based on PMCIC’s and Western Financial’s regulatory capital, of subordinated debentures with a maturity of up to ten years. Western Financial and PMCIC had outstanding $31.3 million of subordinated debentures and PMCIC had $7.0 million of preferred stock investments from the SBA at December 31, 2000. Interest rates on the SBA debentures currently outstanding have a weighted average interest rate of 7.6%. At December 31, 2000, we had an outstanding commitment from the SBA to purchase up to $5.2 million in additional SBIC debentures. We anticipate that we will seek this additional financing during 2001.

      SBLC Regulations

      First Western is licensed to operate as an SBLC and is periodically examined and audited by the SBA staff for purposes of determining compliance with SBA regulations, including its participation in the SBA Preferred Lenders Program. See “SBA 7(a) Lending Program.”

      The SBA guarantees 75% of qualified loans over $100,000 up to $750,000 ($1,000,000 after December 31, 2000). While the eligibility requirements of the SBA 7(a) program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot exceed $5.0 million, (ii) liquid assets or real estate equity of the borrower and affiliates cannot exceed specified limits, and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $750,000 ($1,000,000 after January 1, 2001). Maximum maturities for SBA 7(a) loans are 25 years for real estate and 15 years for the purchase of machinery and equipment.

      In order to operate as an SBLC, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of $1,000,000.

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

      Concentration of Investments

      As stated above, we have a fundamental policy regarding investment in the lodging industry. At December 31, 2000 and 1999, retained loans to businesses in the lodging industry comprised 53% and 55% of our total assets, respectively. In addition, significant portions of the underlying assets of our retained interests in transferred assets are loans to the lodging industry. The concentration percentages above do not include an allocation of our retained interests in transferred assets. There can be no assurance that we will continue to experience the positive results we have historically achieved from lending to the lodging industry or that market conditions will enable us to maintain or increase our level of loan concentration in this industry. Any economic factors that negatively impact this industry could have a material adverse effect on our business. Additionally, at December 31, 2000, loans to businesses located in Texas, Georgia and Arizona comprised approximately 20%, 15% and 11% of our outstanding loan portfolio, respectively. A decline in economic conditions in any of these states may adversely affect us.

      Volatility in Valuation of our Retained Interests in Transferred Assets

      The value of our Retained Interests is determined based on management’s assumptions concerning, among other things, anticipated defaults and loan losses and anticipated prepayment speeds. The discount rates that we utilize are determined for each of the assets comprising the Retained Interests based upon the inherent risk associated with each asset. Actual defaults and prepayments may vary from our assumptions, possibly to a material degree. Management has performed a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments and losses are different than management’s original assumptions. To the extent that losses are 0.50% per annum and 1.00% per annum higher than estimated, the value of the Retained Interests would be reduced by $2.2 million and $4.3 million, respectively. If our prepayment speeds were to be increased by 5% per annum and 10% per annum, the value of the Retained Interests would be reduced by $1.2 million and $2.0 million, respectively.

      Fluctuations in Quarterly Results

      Our quarterly operating results will fluctuate based on a number of factors. These include, among others, the completion of a securitization in a particular calendar quarter, the interest rates on the securities issued in connection with our securitization transactions, the volume of our loans originated, the timing of prepayment of loans, interest rate changes, changes in and the timing of the recognition of realized and unrealized gains or losses on investments including the guaranteed portion of SBA 7(a) loans and retained interests in transferred assets, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of future operating performance.

      Impact of Inflation

      In an inflationary environment, we can experience problems selling loans in a securitization or structured loan sale at a reasonable cost of funds and capital. A majority of loans in our presently outstanding portfolio have a fixed interest rate. Additionally, we may use our short-term credit facility that has a variable interest rate cost of funds and availability to $15 million for the origination of fixed interest rate loans. We anticipate that our working capital needs will call for the completion of a securitization or structured finance transaction sometime during the latter part of the year ending December 31, 2001. If either U.S. Treasury rates were to increase sharply (over 2%) from present levels (approximately 5.0% for the 10-year U.S. Treasury) or spreads for asset backed securities similar to the type issued by us were to increase sharply (over 1%) from our estimate of present levels, we may not be able to complete a loan sale because of the reduction between the yield on our fixed interest rate loans and the interest needed to be paid to the purchasers. As a result, to the extent we have borrowed funds on our short-term credit facility to originate fixed interest rate loans, our cash flow and net spread will be reduced if short-term interest rates were to rise from present levels. At December 31, 2000 we did not have any balance borrowed on our short-term credit facility. We anticipate utilization of the facility commencing during the second quarter of 2001.

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

      Interest Rate and Prepayment Risk

      As a result of the general downward trend in interest rates from 1997 through February 1999, we experienced an increase in the number and the dollar amount of prepaid loans. First Western’s loans (all variable interest rate) did not have prepayment penalties for loans originated prior to January 2001 in accordance with SBA policy. The SBA changed its policy on prepayment fees to allow a 5% fee for loans prepaid in the first year, 3% in the second year and 1% in the third year. This change in SBA policy may lessen the amount of prepayments received during the first three years after the origination of a loan. On prepayments of fixed-rate loans, we received the immediate benefit of the prepayment charge; however, the proceeds from the prepayments were invested initially in temporary investments and have been re-loaned or committed to be re-loaned at lower rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The impact of the lower lending rates was partially offset by the reduced cost of our borrowings. Our net income is affected by the spread between the rate at which we borrow funds and the rate at which we loan these funds. PMC Capital, Western Financial and PMCIC have primarily originated fixed interest rate loans and the borrowed funds of these companies are typically long-term and at fixed interest rates. First Western originates variable interest rate loans and has utilized both advances from PMC Capital and the securitization and sale of its portfolio (transactions were completed in 1994 and 1997) to obtain funds necessary to originate loans. If the yield on loans originated by us with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, our cash flow will be reduced. During periods of changing interest rates, interest rate mismatches on our retained loans could negatively impact our net income, dividend yield and the market price of our common stock. Generally, the fixed-rate loans that we originate have prepayment penalties. As interest rates decline, we may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be re-loaned or invested at lower rates. As a result, these factors may impair our ability to maintain dividend distributions at existing levels.

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

      Ongoing Need for Additional Capital Since Earnings are Required to be Paid as Dividends

      We will continue to need working capital to fund loans. Historically, we have sold loans, borrowed from financial institutions and have issued equity securities. A reduction in the availability of funds from financial institutions, the equity market or the asset backed securities market could have a material adverse effect on us. We must distribute at least 90% of our net operating income to our shareholders to maintain our RIC status under the Code. As a result, such earnings are not available to fund loan originations. We expect to be able to borrow from financial institutions and sell loans in the asset backed securities market. As a result of our current market price, we do not anticipate selling additional equity securities during the year ended December 31, 2001. If we fail to obtain funds from such sources or from other sources to fund our loans, it could have a material adverse effect on our financial condition and our results of operations. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which restricts our ability to borrow in certain circumstances.

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

      Economy and Competition

      Our primary competition has come from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e. depository services). Competition increased as the financial strength of the banking and thrift industries improved and interest rates remained high. In our opinion, during this period there was competitive lending activity at advance rates and interest rates that were considerably more aggressive than those offered by us. In order to maintain a quality portfolio, we continued to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities were not funded by us. We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, the interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

EMPLOYEES

      At December 31, 2000, we employed 54 individuals including marketing professionals, investment professionals, operations professionals and administrative staff. Our loan processing is centralized in our Dallas, Texas office. In addition, we have loan production offices in Atlanta, Georgia, Kansas City, Missouri and Phoenix, Arizona. Our management believes the relationship with our employees is good.

QUARTERLY RESULTS

The following table shows the earnings per share on a quarterly basis for the last ten years.

Qtr	2000	1999	1998	1997	1996	1995	1994	1993	1992	1991

First	$0.22	$0.23	$0.28	$0.29	$0.27	$0.23	$0.19	$0.18	$0.18	$0.15

Second *	0.22	0.42	0.28	0.31	0.30	0.25	0.23	0.23	0.23	0.15

Third	0.20	0.24	0.29	0.30	0.30	0.27	0.26	0.25	0.19	0.18

Fourth *	0.29	0.22	0.31	0.45	0.31	0.28	0.44	0.21	0.19	0.16

	$0.93	$1.11	$1.16	$1.35	$1.18	$1.03	$1.12	$0.87	$0.79	$0.64

* Includes $0.05 in the fourth quarter of 2000, $0.22 in the second quarter of 1999, $0.08 in the fourth quarter of 1998, $0.21 in the fourth quarter of 1997 and $0.24 in the fourth quarter of 1994 relating to securitizations of portions of our loan portfolio.

Item 2. PROPERTIES

      Our headquarters are located at 18111 Preston Road, Suite 600, Dallas, Texas 75252. We lease approximately 13,000 square feet in an office building pursuant to a five year lease which commenced in December 1998. In addition, at December 31, 2000, we also leased office space in Kansas City, Missouri, Phoenix, Arizona and Atlanta, Georgia. The aggregate annual lease payments for the year ended December 31, 2000 were approximately $300,000.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 2000.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

      The Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol “PMC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the AMEX and the dividends per share declared by us for each such period.

			Regular	Special
			Dividends	Dividends
			Per	Per
Quarter Ended	High	Low	Share	Share

December 31, 2000	$9.81	$7.75	$0.250	—

September 30, 2000	$10.38	$9.13	$0.250	—

June 30, 2000	$10.13	$7.75	$0.250	—

March 31, 2000	$8.31	$7.75	$0.250	—

December 31, 1999	$8.75	$7.88	$0.250	$0.015

September 30, 1999	$9.00	$8.06	$0.250	—

June 30, 1999	$8.75	$7.75	$0.250	—

March 31, 1999	$10.13	$8.31	$0.250	—

December 31, 1998	$11.00	$8.00	$0.250	—

September 30, 1998	$13.75	$9.00	$0.325	—

June 30, 1998	$14.38	$13.56	$0.325	—

March 31, 1998	$15.00	$13.75	$0.325	—

      On March 15, 2001, there were approximately 920 shareholders of record of Common Stock and the last reported sales price of the Common Stock was $8.99 per share.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

      The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 2000. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,

	2000	1999	1998	1997	1996

	(In thousands, except per share information)
Operating:

Operating income	$21,584	$22,627	$24,314	$24,406	$23,821

Operating expenses	($11,280)	($11,140)	($11,091)	($10,602)	($10,454)

Realized and unrealized gain (loss) on investments	$949	$1,933	$726	$1,818	($147)

Net operating income and realized and unrealized gain (loss) on investments	$11,253	$13,420	$13,949	$15,622	$13,220

Dividends declared, common	$11,846	$12,007	$14,473	$14,543	$12,853

Basic and diluted earnings per common share	$0.93	$1.11	$1.16	$1.35	$1.18

Dividends per common share	$1.00	$1.02	$1.23	$1.27	$1.16

Weighted average common shares outstanding	11,841	11,829	11,800	11,411	11,002

Loans funded	$44,158	$84,264	$66,450	$86,361	$70,154

At end of period:

Loans receivable, net	$100,353	$106,325	$116,711	$127,240	$93,354

Total assets	$161,478	$165,191	$163,349	$165,839	$163,431

Notes and debentures payable	$72,977	$73,973	$74,790	$76,290	$79,570

Preferred stock of consolidated subsidiary	$7,000	$7,000	$7,000	$7,000	$7,000

Common shareholders’ equity	$72,667	$73,314	$72,151	$70,166	$62,903

Number of common shares outstanding	11,854	11,829	11,829	11,631	11,162

Ratios:

Return on average assets (1)	6.9%	8.2%	8.5%	9.7%	8.3%

Return on common shareholders’ equity (2)	15.1%	18.1%	19.2%	23.3%	21.3%

(1)	Based on the average value of assets which is our total assets on the first day of the year and on the last day of each quarter of the year, divided by five.

(2)	Based on the total shareholders’ equity on the first day of the year and on the last day of each quarter of the year, divided by five.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

General

      Our operations include originating, servicing and selling commercial loans. We sell the government guaranteed portion of our loans originated under the SBA 7(a) program and sell commercial mortgage loans through securitizations and structured financings. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in sold loans by owning a percentage of the related loan and by establishing cash reserves to cover future losses relating to the sold loans through our ownership in our Special Purpose Entities (the “SPE’s”). In addition, we operate as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to fee arrangements with PMC Commercial. Our revenue sources include the following:

•	Interest earned on commercial loans originated and retained including the effect of commitment fees collected at the inception of the loan.

•	Earnings on the retained interests in transferred assets.

•	Fee income from the management of PMC Commercial’s property and loan portfolios.

•	Equity interests in the income of our non-investment company unconsolidated subsidiaries.

•	Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) program loans into the secondary market.

•	Interest earned on temporary (short-term) investments.

•	Gains relating to securitizations.

•	Other fees, including: late fees, prepayment fees, construction monitoring and site visit fees.

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

      Our retained loan portfolio at value was $100.4 million and $106.3 million at December 31, 2000 and 1999, respectively. During the years ended December 31, 2000 and 1999, we originated investments in loans totaling $44.2 million and $84.3 million and received repayments and sold loans totaling $48.9 million and $90.2 million, respectively. Primarily as a result of the structured loan sale in December 2000, our total loan portfolio decreased by 6% from December 31, 1999 to December 31, 2000. Our serviced loan portfolio increased by $2.1 million (1%) to $307.7 million at December 31, 2000 from $305.6 million at December 31, 1999.

      As a result of several factors, the number and dollar volume of loans originated under the SBA 7(a) program decreased. The primary factors that contributed to this decrease were an increase in competition from alternative loan products and an increase in competition to originate SBA 7(a) program loans from other SBA 7(a) program lenders. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) program. In addition, due to the high rate of prepayments experienced in the limited service hospitality industry, purchasers of the guaranteed portion of our SBA 7(a) loans have significantly decreased the premium paid for these assets. Accordingly, SBA 7(a) program funding had decreased and the premiums earned on the sales of the government guaranteed portions of these loans were significantly reduced from prior to 1998. We refocused our marketing effort to emphasize loan originations under the SBA 7(a) program, and the result was an increase in revenues generated from the sales of the guaranteed portion of the SBA 7(a) program loans during the latter half of 1999 and the first quarter of 2000. However, due to the intense competition and other available loan products, this positive trend did not continue. During the year ended December 31, 2000, funding of SBA 7(a) program loans were $12.3 million, a decrease of 55% from the $27.6 million funded during the year ended December 31, 1999. For the years ended December 31, 2000, 1999 and 1998, revenues generated by government guaranteed loan sales were $573,000, $1,090,000 and $776,000, respectively.

      As a result of the low interest rate environment during 1998 and the beginning of 1999, we experienced an increased rate in the prepayment of our retained loans. During the years ended December 31, 2000, 1999 and 1998, we received $11.2 million, $15.4 million and $24.7 million, respectively, in collections of principal on retained loans including prepayments. For the years ended December 31, 2000, 1999 and 1998, principal collections (including prepayments), as an annualized percentage of our total retained loan portfolio, were 11%, 15% and 19%, respectively. Prepayments generally increase during times of declining interest rates. When fixed interest rate loans are paid-off prior to their maturity, we receive the immediate benefit of prepayment charges. Prepayment charges result in one-time increases in our other investment income. The proceeds from the prepayments we have received were invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations. The impact of the lower lending rates was partially offset by reduced cost of borrowings. First Western’s loans (all variable-rate) did not have any prepayment fees in accordance with SBA policy prior to January 1, 2001. We believe that as a result of the current interest rate environment (the prime rate was decreased by 1.5% during the first quarter of 2001), we may see prepayment activity at levels greater than the levels of prepayment activity experienced during 2000. However, since we do not expect the competition to be as strong during this period of reduced interest rates, we do not expect that the prepayment activity will be as high as it was during 1998.

      Substantially all of the First Western loans are variable-rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period (the “Prime Rate”). The spread over the Prime Rate charged by First Western ranges from 0.5% to 2.75%.

      The Prime Rates for variable-rate loans are as follows:

	2000	1999	1998

First Quarter	8.50%	7.75%	8.50%

Second Quarter	9.00%	7.75%	8.50%

Third Quarter	9.50%	8.00%	8.50%

Fourth Quarter	9.50%	8.25%	8.25%

      The Prime Rate used for the first quarter of 2001 was 9.5%. The Prime Rate was decreased during the first quarter of 2001 from 9.5% to 8.0%. This reduction to the Prime Rate will reduce the rate we charge on variable rate loans by 1.5% effective April 1, 2001. At December 31, 2000, approximately $29.7 million of our retained loan portfolio had a variable interest rate, therefore, assuming there are no other changes to the Prime Rate, this 1.5% drop in interest rates will reduce our interest income by approximately $450,000 on an annual basis.

      The reduction in interest rates will also reduce our LIBOR based interest expense on $15 million of variable interest rate debt by approximately $180,000 assuming there are no other changes to the LIBOR.

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

      Expenses primarily consist of interest expense, salaries and related benefits and overhead. General and administrative expenditures consist primarily of insurance, advertising and promotional expense, telephone services, corporate printing costs, and general office expenses. In addition, we have other administrative costs which consist of profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. Our operations are centralized in Dallas, Texas where our headquarters are located. We presently have additional business development offices located in Kansas City, Missouri, Atlanta, Georgia and Phoenix, Arizona.

Recent Transactions and Activity:

      Securitization of loans during 2000. On December 18, 2000, the 2000 Joint Venture completed a structured sale of a pool of fixed-rate loans through a private placement (the “2000 Private Placement”). Both PMC Capital and PMC Commercial contributed loans to the 2000 Joint Venture. The 2000 Joint Venture issued approximately $74.5 million of its 2000 Loan-Backed Fixed Rate Notes (the “2000 Notes”) of which approximately $24.9 million (the “2000 PMC Notes”) was allocated to PMC Capital based on its ownership percentage in the 2000 Joint Venture. The 2000 PMC Notes were issued at par and have a stated maturity of July 2024. The 2000 PMC Notes were issued with an interest rate of 7.28% and were originally collateralized by approximately $28.1 million of loans sold by PMC Capital to the 2000 Joint Venture. The 2000 Notes were rated “Aaa” by Moody’s Investors Service. We have accounted for this transaction as a sale and recorded a gain of $564,000 during the year ended December 31, 2000.

      The net proceeds from the issuance of the 2000 PMC Notes (approximately $24.9 million prior to payment of issuance costs of approximately $0.3 million and the funding of approximately $0.8 million for a reserve fund held by the trustee as collateral) were distributed to PMC Capital. At inception of the 2000 Joint Venture, PMC Capital owned a 33.5% limited partnership interest in the 2000 Joint Venture. Our ownership of the 2000 Joint Venture will be reduced based on the principal payments received on the underlying loans contributed by PMC Capital to the 2000 Joint Venture. Our share of the profits from the 2000 Joint Venture will be based upon the cash flow received from the underlying loans contributed by PMC Capital to the 2000 Joint Venture. PMC Capital is the servicer for all loans held by the 2000 Joint Venture.

      The terms of the 2000 Notes provide that the partners of the 2000 Joint Venture are not liable for any payments on the 2000 Notes. Accordingly, if the 2000 Joint Venture fails to pay the 2000 Notes, the sole recourse of the holders of the 2000 Notes is against the assets of the 2000 Joint Venture. Accordingly, we have no obligation to pay the 2000 Notes, nor do the holders of the 2000 Notes have any recourse against our assets. PMC Capital and PMC Commercial have entered into an indemnification agreement regarding the performance of their respective loans sold to the 2000 Joint Venture. To the extent that poor performance by one of the company’s sold loans (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. Based on our present cash flow assumptions, including stress test analysis of increasing the anticipated losses on each of the loan pools, it does not appear that the loans sold by PMC Capital will cause any permanent cash flow reductions to PMC Commercial nor will the loans sold by PMC Commercial cause any permanent cash flow reductions to PMC Capital.

      Securitization of loans during 1999. On June 3, 1999, the 1999 Partnership, completed a structured sale of a pool of fixed-rate loans through a private placement (the “1999 Private Placement”) of approximately $55.6 million of its 1999 Loan-Backed Fixed Rate Notes (the “1999 Notes”). The 1999 Notes were issued at par and have a stated maturity of July 2024. The 1999 Notes were issued with an interest rate of 6.60% and were originally collateralized by approximately $60 million of loans sold by PMC Capital to the 1999 Partnership. The 1999 Notes were rated “Aaa” by Moody’s Investors Service. The terms of the 1999 Notes provide that the partners of the 1999 Partnership are not liable for any payments on the 1999 Notes. Accordingly, if the 1999 Partnership fails to pay the 1999 Notes, the sole recourse of the holders of the 1999 Notes is against the assets of the 1999 Partnership. Accordingly, we have no obligation to pay the 1999 Notes, nor do the holders of the 1999 Notes have any recourse against our assets. The net proceeds from the issuance of the 1999 Notes (approximately $55.6 million prior to payment of issuance costs of approximately $0.5 million and the funding of approximately $1.8 million for a reserve fund held by the trustee as collateral) were distributed to PMC Capital. PMC Capital owns a 99.9% limited partnership interest in the 1999 Partnership. PMC Capital is the servicer for all loans held by the 1999 Partnership. We have accounted for this transaction as a sale and recorded a gain of $2,564,000 during the year ended December 31, 1999.

Certain Accounting Considerations

      Historically, we have transferred assets to SPEs in connection with securitizations and structured financings in order to obtain working capital to originate new loans. The transfer of assets that qualifies for sale treatment under SFAS No. 125 (“Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”) is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount based on relative fair values. We typically receive cash and retain the right to receive contractual servicing fees and the right to receive future interest income on loans transferred that exceed the contractually specified servicing fee, typically on the guaranteed portion of an SBA 7(a) program loan, in exchange for a portion of the loan. The difference between (i) the carrying value of the portion of loans sold and (ii) the sum of (a) cash received, (b) servicing rights, and (c) the IO Receivable retained, constitutes the gain on sale.

      As of the date a securitization is completed, the value of the Retained Interests are established based upon the initial estimate of the anticipated discounted future cash flows retained by us. The assets that comprise our Retained Interests are the restricted cash, an investment in the subordinated portion of the sold receivables and the IO Receivable. Management’s assumptions include estimates of prepayment speeds, default rates, future loan losses and discount rates. The discount rate is management’s estimate of a market rate based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates. If the prepayment speeds occur at a faster rate than anticipated or future loan losses occur quicker than expected or in amounts greater than expected, the value of the Retained Interests will decline. If prepayments occur slower than anticipated or future loan losses are less than expected, cash flows would exceed estimated amounts and total income in future periods would be enhanced.

      On a quarterly basis, we measure the fair value of and record income relating to the Retained Interests based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the Retained Interests is included in the accompanying consolidated statements of income as either investments written-off or as an unrealized gain (loss) on investments.

Recently Issued Accounting Pronouncements

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

      In July 2000, EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets” (“EITF 99-20”) was issued. EITF 99-20 provides guidance on interest income recognition and measurement guidance for interests retained in a securitization transaction accounted for as a sale and for purchased beneficial interests. EITF 99-20 is effective for all fiscal quarters beginning after December 15, 2000. The adoption of EITF 99-20 will not significantly impact our consolidated financial statements.

      In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 has no impact upon us as we had no derivative financial instruments as of December 31, 2000.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”) which provides guidance on revenue recognition. Management has considered the provisions of SAB 101 and does not believe SAB 101 has any impact on our consolidated financial statements.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

      Net operating income and realized and unrealized gain (loss) on investments (hereinafter called “net income”) decreased by $2,167,000 (16%), from $13,420,000 during the year ended December 31, 1999 to $11,253,000 during the year ended December 31, 2000. As more fully detailed below, the most significant reason for this decrease in net income was the reduction in the amount of gain recognized on our securitization transactions of $2,000,000. During the year ended December 31, 2000 we recognized $564,000 relating to the securitization and sale of $28.1 million of loans during December 2000 compared to a gain of $2,564,000 recognized from the securitization and sale of $60.3 million of loans portfolio during June 1999.

      Interest income: Interest income decreased by $655,000 (5%), from $14,195,000 for the year ended December 31, 1999 to $13,540,000 for the year ended December 31, 2000. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments and the up-front fees collected. This overall decrease was primarily attributable to a decrease in income from up-front fees recognized. The decline in up-front fees is directly related to the reduced loan origination volume when comparing the year ended December 31, 2000 to the year ended December 31, 1999.

      Interest income and commitment fees received on loans increased by $138,000 (1%), from $12,922,000 during the year ended December 31, 1999 to $13,060,000 during the year ended December 31, 2000. Interest income and commitment fees received on loans was comparable during the year ended December 31, 2000 and 1999, however, the components changed as described below. Interest income increased by approximately $1,391,000 (12%), from $11,237,000 during the year ended December 31, 1999 to $12,628,000 during the year ended December 31, 2000 as a result of (i) an increase in the weighted average retained loan portfolio outstanding of $14.7 million (14%) to $117.8 million during the year ended December 31, 2000 from $103.1 million during the year ended December 31, 1999 and (ii) an increase in the weighted average interest rate primarily related to an increase in the Prime Rate causing interest income to be increased on our variable interest rate portfolio. Offsetting the effects of the increased portfolio and interest rates was a reduction in the recognition of commitment fee income. During the year ended December 31, 1999 we recognized approximately $1,685,000 of up-front fees compared to $432,000 in up-front fees during the year ended December 31, 2000. The decrease of $1,253,000 in commitment fees is attributable to fewer loan originations during the year ended December 31, 2000 (a reduction of approximately $40.1 million) when compared to the year ended December 31, 1999.

      Interest on other investments (which consists of interest on temporary investments) for the year ended December 31, 2000 was $480,000 which was $793,000 (62%) less than the $1,273,000 in interest income on other investments earned during the year ended December 31, 1999. The decrease relates to a decrease in temporary investments outstanding. From June 1999 through December 1999 we had a significant portion of the proceeds from our loan sale invested in temporary investments until we originated new loans. As a result, the weighted average temporary investments decreased by $16.3 million (52.6%) from $31.0 million during the year ended December 31, 1999 to $14.7 million during the year ended December 31, 2000.

      Income from retained interests in transferred assets: Income from retained interests in transferred assets increased by $553,000 (16%), from $3,467,000 for the year ended December 31, 1999 to $4,020,000 for the year ended December 31, 2000. The income from retained interests in transferred assets is comprised of the yield received from our investment in our Retained Interests. This increase was primarily a result of the income from the Retained Interests from our securitization completed in June 1999. We owned this investment for a full year during the year ended December 31, 2000 compared to a half a year during the year ended December 31, 1999.

      Premium income: Premium income decreased by $517,000 (47%), from $1,090,000 for the year ended December 31, 1999 to $573,000 for the year ended December 31, 2000. The decrease was primarily a result of reduced loan sales to the secondary market. Our sale of the government guaranteed portion of loans (under the SBA 7(a) program) decreased from $19.2 million during the year ended December 31, 1999 to $9.6 million during the year ended December 31, 2000. The number and dollar volume of loans originated, and as a consequence sold, by First Western under the SBA 7(a) program decreased during the year ended December 31, 2000. The decrease in volume primarily relates to an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) program. In 2000, we continued to face increased competition to originate SBA 7(a) program loans from other SBA 7(a) program lenders as well as lenders providing alternative loan products.

      Other investment income, net: Other investment income, net, decreased by $20,000 (2%), from $843,000 for the year ended December 31, 1999 to $823,000 for the year ended December 31, 2000. Other investment income includes fee income related to our loans and was comparable during the years ended December 31, 2000 and 1999.

      Other income, net: Other income, net, decreased by $172,000 (7%), from $2,320,000 during the year ended December 31, 1999 to $2,148,000 during the year ended December 31, 2000. Other income, which primarily consists of income relating to the advisory services provided to PMC Commercial, was reduced during the year ended December 31, 2000 as a result of the reduced fee structure and portfolio managed for PMC Commercial. During the year ended December 31, 1999 and during the six months ended June 30, 2000, we charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of loans under management pursuant to the IMAs. Effective July 1, 2000, the highest fee chargeable by PMC Advisers under the IMAs was reduced from 1.67% to 1.55%. The reduction in management fee income was lessened by $100,000 due to the fee earned on the placement of PMC Commercials loans into the 2000 Joint Venture.

      Equity in income (loss) of unconsolidated subsidiaries: As a BDC, we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the “equity method” of accounting. Earnings of our unconsolidated subsidiaries, not including the SPEs established by us in connection with the structured sales of our loans, are reflected as a single line item (Equity in income (loss) of unconsolidated subsidiaries) on our consolidated statements of income.

      Equity in income (loss) of unconsolidated subsidiaries decreased by $232,000 (33%), from $712,000 during the year ended December 31, 1999 to $480,000 during the year ended December 31, 2000.

      The decrease was a result of the following:

•	The net income of PMC Advisers was $495,000 during the year ended December 31, 2000 compared to $561,000 during the year ended December 31, 1999. The decrease was primarily a result of $81,000 in fees earned by PMC Advisers related to the acquisition by PMC Commercial of four properties during the year ended December 31, 1999. There was no comparable transaction during the year ended December 31, 2000.

•	PMC Funding had a loss of $15,000 during the year ended December 31, 2000 as compared to a $151,000 gain during the year ended December 31, 1999. The primary reason for the change was the recognition of a gain on the sale of an asset during the first quarter of 1999. There was no comparable transaction during the year ended December 31, 2000.

      Operating expenses, not including interest expense: Operating expenses, not including interest, increased by $70,000 (1%), from $5,827,000 during the year ended December 31, 1999 to $5,897,000 during the year ended December 31, 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for our officers and employees who provide all of our management, advisory and portfolio functions, including marketing, servicing, accounting and portfolio analysis. We had an increase in salaries and related benefits of $133,000 (3%), from $4,049,000 during the year ended December 31, 1999 to $4,182,000 during the year ended December 31, 2000. The increase in salaries and related benefits was primarily attributable to an increase in our marketing staff attributable to new loan production offices.

      Interest expense: Interest expense increased by $70,000 (1%), from $5,313,000 during the year ended December 31, 1999 to $5,383,000 during the year ended December 31, 2000. Interest expense results primarily from interest on (i) the Company’s $41.7 million of unsecured notes payable with a weighted average interest rate of 7.7% and weighted average remaining maturity of 3.0 years as of December 31, 2000, (ii) $31.3 million of SBA debentures, with a weighted average interest rate of approximately 7.6% (including SBA annual fees on debentures issued during 2000) and weighted average remaining maturity of 5.6 years as of December 31, 2000, and (iii) balances outstanding on our revolving credit facility. While we have borrowed on this facility during the year ended December 31, 2000, we did not have any borrowings outstanding at December 31, 2000.

      Activity relating to our outstanding debt was as follows:

•	During July 1999, we issued an additional $3.3 million in senior debt,

•	During the year ended December 31, 1999 we repaid at maturity $4.1 million in SBA debentures,

•	During the year ended December 31, 2000 we repaid at maturity $11.6 million of SBA debentures.

•	During July 2000, we issued an additional $3.3 million in senior debt,

•	During the third quarter of 2000, we issued $7.3 million of SBA debentures, and

•	The subsidized rate on $12 million of SBIC debentures expired during the year ended December 31, 2000 and the interest rate on these debentures increased by 3%.

      Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments decreased from a gain of $1,933,000 during the year ended December 31, 1999 to a gain of $949,000 during the year ended December 31, 2000.

      The most significant reason for this decrease in net realized and unrealized gain (loss) on investments was the reduction in the amount of gain recognized on our securitization transactions. During the year ended December 31, 2000 we recognized approximately $564,000 relating to the sale of $28.1 million of loans during December 2000 compared to a gain of $2,564,000 recognized from the securitization and sale of $60.3 million of loan portfolio during June 1999. The reduction of $2,000,000 was due to a decrease in the principal sold of approximately $32.2 million and the reduced “net interest spread.” The net interest spread is the difference between the weighted average interest rate on the sold loans compared to the coupon rate on the debt issued by the SPE. We generated a net interest spread of 2.99% related to our 1999 securitization compared to a net interest spread of 2.26% related to our 2000 securitization.

      During the year ended December 31, 1999, we recognized net realized and unrealized losses (excluding the gain relating to our securitization transaction discussed above) of $631,000 compared to net realized and unrealized gains of $385,000 during the year ended December 31, 2000. During the year ended December 31, 1999, we recognized $500,000 in valuation losses relating to Retained Interests. The primary reason for the valuation losses during the year ended December 31, 1999 was increased prepayment of principal on the underlying pool of variable rate loans originated by First Western. During the year ended December 31, 2000 we recognized $871,000 in valuation gains relating to our Retained Interests. The primary reason for the net gains during the year ended December 31, 2000 was the continued lower than previously anticipated rate of prepayment activity and less than anticipated loss activity related to the structured loan sale of fixed interest rate loans completed in June 1999. With respect to the loans securitized and sold in June 1999, we did not have any loans that prepaid during the year ended December 31, 2000 and we did not have any loans that were charged-off or that required a loan loss provision to be established.

      We also recognized $131,000 of net realized and unrealized loan valuation losses during the year ended December 31, 1999 compared to $486,000 in net realized and unrealized loan valuation losses during the year ended December 31, 2000. The increase was primarily a result of valuation reserves established on problem loans identified during the third and fourth quarter of 2000. Loan losses (including the change in unrealized appreciation (depreciation) on loans) were 0.41% and 0.13% of our weighted average outstanding portfolio during the years ended December 31, 2000 and 1999, respectively.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

      Net income decreased by $529,000 (4%), from $13,949,000 million during the year ended December 31, 1998 to $13,420,000 during the year ended December 31, 1999. As described in more detail below, net operating income for the year ended December 31, 1999 is down $1,736,000 (13%) compared to 1998 mainly due to a reduction in interest income of approximately $1.9 million (11%) offset by an increase in premium income of $314,000. For the year ended December 31, 1999, our net realized and unrealized gain on investments was up approximately $1.2 million (166%) primarily as a result of an increased gain on sale of assets of approximately $1.6 million (173%) offset by increased unrealized and realized losses on investments of $432,000 (200%).

      Interest income: Interest income decreased by $2,312,000 (14%), from $16,507,000 for the year ended December 31, 1998 to $14,195,000 for the year ended December 31, 1999. Interest income includes the interest earned on loans, the interest earned on temporary investments and up-front fees collected. This overall decrease was primarily attributable to a decline in interest rates on new loan originations and the structured sale of $40 million in loans in November 1998 and $60 million in loans during June 1999.

      Interest income on loans decreased by $3,007,000 (19%), from $15,929,000 during the year ended December 31, 1998 to $12,792,000 during the year ended December 31, 1999. The decrease in interest income on loans was primarily a result of the decrease in the weighted average outstanding principal amount of loans which decreased as a result of the structured loan sales in November 1998 and June 1999. The average retained loan portfolio decreased by 23% to $103.1 million during the year ended December 31, 1999 from $134.4 million during the year ended December 31, 1998. The decrease in interest income was also caused by a continuation of lower interest rates charged on new loan originations and the prepayment of our higher interest rate loans. As general lending competition has increased, the rate that we were able to charge decreased while prepayments increased. Hospitality lending competition has increased primarily from local and regional banks and through loan programs of major investment banks (commonly known as “conduit” programs). The proceeds from the prepayments were invested initially in temporary investments and, to the extent we originated fixed interest rate loans, have been re-loaned at these competitive, lower interest rates. The weighted average interest rate on our retained loan portfolio remained constant at 10.0% as of December 31, 1999 and 1998.

      Interest on other investments for the year ended December 31, 1999 was $1,273,000, which was $695,000 greater than the $578,000 in interest income on other investments earned during the year ended December 31, 1998. This increase was primarily due to (i) the greater daily balances in short-term investments and cash and cash equivalents as a result of the structured loan sales in November 1998 and June 1999. The average outstanding temporary investments fluctuate based on the size and timing of receipt of capital resources and the volume of loan originations and prepayment activities.

      Income from retained interests in transferred assets: Income from retained interests in transferred assets increased by $206,000 (6%), from $3,261,000 during the year ended December 31, 1998 to $3,467,000 during the year ended December 31, 1999. The increase was primarily a result of the completion of a securitization during June 1999. The revenue generated from the Retained Interests relating to the securitization in June 1999 was approximately $708,000 during the year ended December 31, 1999.

      Premium income: Premium income increased by $314,000 (40%), from $776,000 for the year ended December 31, 1998 to $1,090,000 for the year ended December 31, 1999. This increase was primarily attributable to an increase in loans funded under our SBA 7(a) program and sold into the secondary market during 1999 when compared to 1998. Early in 1999, we refocused our marketing effort on SBA 7(a) lending. As a result, funding and loan sales of SBA 7(a) loans increased during 1999. We expect that these marketing efforts will allow us to maintain a higher level of SBA 7(a) lending during 2000. The proceeds from the sale of the government guaranteed portion of loans (under the SBA 7(a) program) increased by $9.2 million (92%) from $10.0 million during the year ended December 31, 1998 to $19.2 million during the year ended December 31, 1999. Offsetting a portion of the increase in premium income was the diminished premiums paid by purchasers of government guaranteed loans.

      Other investment income, net: Other investment income remained relatively constant at $843,000 and $807,000 for the years ended December 31, 1999 and 1998, respectively.

      Other income, net: Other income, net, decreased by $573,000 (21%), from $2,893,000 during the year ended December 31, 1998 to $2,320,000 during the year ended December 31, 1999. Other income during the year ended December 31, 1998 included $633,000 in fee income earned by PMC Advisers related to the completion of a structured sale of loans by PMC Commercial and fees related to the acquisition by PMC Commercial (during June 1998) of properties. Since there was no comparable recognition of income in 1999 other than $81,000 in fees related to the acquisition of properties by PMC Commercial, other income was significantly lower. In addition, during the third quarter of 1998, we recognized income related to a loan which paid-off in full that had been acquired at a discount.

      Equity in income of unconsolidated subsidiaries: As a BDC, we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the “equity method” of accounting. Earnings of our unconsolidated subsidiaries, not including the Limited Partnerships established by us in connection with the structured sales of our loans, are reflected as a single line item (Equity in income of unconsolidated subsidiaries) on our consolidated statements of operations.

      Equity in income of unconsolidated subsidiaries increased by $642,000 (19%), from $70,000 during the year ended December 31, 1998 to $712,000 during the year ended December 31, 1999.

      The net income of PMC Advisers was $561,000 during the year ended December 31, 1999 compared to $179,000 during the year ended December 31, 1998. The increase was primarily related to fees generated by the property management agreement entered into in June 1998 with PMC Commercial.

      In addition, PMC Funding had a gain of $151,000 during the year ended December 31, 1999 as compared to a $109,000 loss during the year ended December 31, 1998. The primary reason for this change was the recognition of a gain on the sale of an asset during the first quarter of 1999.

      Operating expenses, not including interest: Operating expenses, not including interest, increased by $203,000 (4%) from $5,624,000 during the year ended December 31, 1998 to $5,827,000 during the year ended December 31, 1999. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for our officers and employees who provide all of the management, advisory, and portfolio functions, including marketing, servicing, accounting and portfolio analysis. It is anticipated that operating expenses will remain at or near present levels during the year ending December 31, 2000.

      Interest expense: Interest expense decreased by $154,000 (3%) from $5,467,000 during the year ended December 31, 1998 to $5,313,000 during the year ended December 31, 1999. Interest expense results primarily from interest on (i) our $38.3 million of unsecured notes with a weighted average interest rate of 7.4% and weighted average remaining maturity of 3.2 years as of December 31, 1999, and (ii) $35.6 million of debentures due to the SBA as a result of borrowings made by the our subsidiaries, with a weighted average interest rate of approximately 6.7% and weighted average remaining maturity of 3.4 years as of December 31, 1999. The reduction in interest expense was due to the repayment of SBA debentures during 1998 and 1999. During September and December 1999, we repaid at maturity $3.2 million and $1.0 million in SBA debentures. We also repaid approximately $1.5 million in SBA debentures at maturity during February 1998. Partially offsetting the decrease in interest expense was an additional $3.3 million in senior debt borrowed in July 1999.

      Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments changed from a gain of $726,000 during the year ended December 31, 1998 to a gain of $1,933,000 during the year ended December 31, 1999. The primary reason for this increase in net gain was the difference in the gain recognized on the structured loan sale during the year ended December 31, 1999 as compared to the gain recognized on the structured loan sale during the year ended December 31, 1998.

      We recorded a gain of $925,000 at the time we completed the structured sale of $40 million in loans during November 1998. Due to market conditions at the time of the sale, the net difference (“spread”) between our sold assets and the coupon paid by the purchasers of the assets was approximately 2%. The structured loan sale in 1999 was for $60 million and market conditions had improved resulting in a spread of approximately 3%. The result was the recognition of $2,564,000 at the time of sale, which is $1,639,000 greater than the gain recognized from the 1998 structured loan sale.

      Offsetting a portion of the gain from sale of assets was the change in recorded realized and unrealized gains (losses) relating to our Retained Interests. During the year ended December 31, 1998, we recognized net gains of $500,000 compared to net losses of $120,000 during the year ended December 31, 1999. The primary reason for the net losses in 1999 was increased prepayment speeds primarily during the second and fourth quarters of the year.

      We also recognized $319,000 of loan valuation losses and loans written-off during the year ended December 31, 1998 compared to $131,000 during the year ended December 31, 1999. Loan losses were minimal during each of the years ended December 31, 1999 and 1998.

Cash Flow Analysis

      Cash Flow From Operating Activities: We generated cash flow from operating activities of $8,636,000 and $10,155,000 during the years ended December 31, 2000 and 1999, respectively. This decrease of $1,519,000 primarily relates to the decrease in net income of $2,167,000.

      Cash Flow From Investing Activities: We used cash of $21,377,000 and $47,917,000 from investing activities during the years ended December 31, 2000 and 1999, respectively. This $26,540,000 decrease in cash flows used in investing activities relates primarily to a net decrease in loans funded less principal collected of $25,206,000. During the year ended December 31, 2000, we funded $29,404,000 less than the year ended December 31, 1999.

      Cash Flow From Financing Activities: We had a source of funds of $42,230,000 provided during the year ended December 31, 1999 compared to a source of funds of $11,457,000 from financing activities during the year ended December 31, 2000. The primary reason for the decrease in source of funds was the receipt of $55,649,000 in net proceeds from the 1999 Partnership related to the sale of loans to the 1999 Partnership compared to $24,955,000 in net proceeds from the 2000 Joint Venture related to the sale of loans to the 2000 Joint Venture.

Liquidity and Capital Resources

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

      Historically, our sources of capital and liquidity have been:

•	the structured sale or securitization of a portion of our loan portfolio,

•	debentures issued through programs of the SBA,

•	private and public issuances of common stock,

•	the issuance of senior unsecured medium-term notes, and

•	the utilization of our short-term, unsecured revolving credit facility.

      Our primary source of capital has most recently been through the structured sale of loans. In order to generate growth in the size of our investment portfolio and meet our outstanding loan commitments, we will need to obtain additional funds from:

•	securitization and sale of a portion of the loan portfolio,

•	borrowings under our credit facility,

•	medium-term debt offerings, and/or

•	the issuance of equity .

      At December 31, 2000, we had approximately $22 million of cash and cash equivalents, availability of $15 million under our revolving credit facility and approximately $32 million of total loan commitments and approvals outstanding (see “Commitments” below). In order to meet these commitments and fund our anticipated volume of loan originations during 2001, we anticipate the full utilization of our cash and cash equivalents on hand and our $15 million revolving credit facility. In addition, we anticipate the need to complete a securitization transaction towards the latter part of the year. At present, we have an available loan pool of greater than $40 million that could be used in a securitization transaction. We have received the required exemptive relief from the Securities and Exchange Commission to permit us to co-securitize our loan portfolio with PMC Commercial, thereby allowing us to achieve a more cost-efficient cost of funds, a lower retained interest in loans securitized and more timely access to the securitization market.

      Additional sources of capital include principal collections on our existing loan portfolio and proceeds from the sale of SBA 7(a) loans in the secondary market. To the extent commitments pertain to PMCIC or Western Financial, we should be able to issue SBA debentures to fund those commitments.

      There can be no assurances that we will be able to complete the above transactions at acceptable advance rates and/or interest rates. If not, we may have to refer commitments to PMC Commercial, issue debt at decreased loan-to-value ratios or increased interests rates and/or sell assets to meet our committed obligations when and if they come due. Management believes that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

      Commitments:

      Loan commitments outstanding at December 31, 2000 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $32.2 million. Of these commitments, $11.4 million were for loans partially guaranteed by the SBA of which approximately $9.0 million would be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of our business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

      Economy and Competition:

      Our primary competition has come from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e. depository services). During 2000, competition increased as the financial strength of the banking and thrift industries improved and interest rates remained high. In our opinion, during this period there was competitive lending activity at advance rates and interest rates that were considerably more aggressive than those offered by us. In order to maintain a quality portfolio, we continued to adhere to our historical underwriting criteria, and as a result, certain loan origination opportunities were not funded by us. We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, the interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, the timely credit analysis and decision-making processes, and the renewal options available to borrowers.

      As a result of uncertain economic trends and overbuilding in certain regional markets, there is a slowdown in the number of new hospitality properties that are being built or sold. Due to the competition noted above and the slowdown in construction of new limited service hospitality properties, our loan origination volume declined to $44.1 million in 2000 from $84.3 million in 1999. However, since the beginning of 2001, we have seen an increase in loan origination opportunities due to the reductions in prime rate during the first quarter of 2001 and competition lessening from banks. Based on this increased activity, we expect the volume of new loans funded in 2001 to exceed our 2000 level of $44.1 million but be less than our 1999 level of $86.4 million.

      Debt:

      At December 31, 2000, we had no balance outstanding under our revolving credit facility, and had availability of $15.0 million. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to senior debt (as defined in the credit facility) will not fall below 135% with respect to PMC Capital and 150% including our consolidated subsidiaries. At December 31, 2000 we were in compliance with all covenants of this facility.

      We had $6.7 million in senior notes which matured and were repaid in July 2000 and $6.7 million in senior notes that mature in July 2001. The $6.7 million in senior notes due July 2000 were rolled over into new senior notes at which time we borrowed an additional $3.3 million. This $10 million in senior notes mature in July 2004 and bear interest at LIBOR plus 1.4% reset on a quarterly basis. We repaid $11.6 million in SBA debentures at their maturity during the year ended December 31, 2000 and issued $7,310,000 in SBA debentures with a coupon rate of 8.452% (including the mandatory SBA 1% annual fee).

      Investment Company Act requirements:

      PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by us from the Securities and Exchange Commission.

      Dividends:

      PMC Capital has historically paid at least 100% of its investment company taxable income. There are certain timing differences between book and tax income, most notably the recognition of income relating to our securitizations. As a result of these timing differences and the anticipation of cash flows from our unconsolidated subsidiaries, the payment and amount of dividends does not necessarily coincide with our earnings and we may have a distribution of dividends in excess of our net operating income. In addition, our dividends paid since we became an investment company exceeded our earnings and profits for tax purposes. During 2000, we recognized a 22.5% return of capital for dividend reporting purposes. The computation of return of capital provides for several timing differences, most notably relating to the recognition of gain treatment on securitization transactions.

      Each of the quarterly dividends paid during 1999 and 2000 were $0.25 per share with an additional special dividend of $0.015 per share declared in December 1999 and paid in January 2000. Our Board of Directors may amend our dividend policy as warranted by actual and/or anticipated earnings. To the extent the income from operations in future periods does not increase and continues at a rate which is less than the present stabilized dividend level, a portion of the dividends received in 2001 will be a return of capital unless the Board of Directors reduces the dividend level. In March 2001, the Board declared a dividend of $0.25 per share to shareholders of record on March 31, 2001, payable in April 2001. In the absence of unforeseen events, the Board has determined that the present level of quarterly dividends will be adjusted commencing with the dividend payable in July 2001. At that time, we anticipate that the quarterly dividend will be reduced to a range between $0.18 per share and $0.22 per share.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates since our balance sheet consists of items subject to interest rate risk.

A majority of our investment portfolio (approximately 70%) consists of fixed interest rate loans. Given that the loans are priced at a fixed rate of interest, changes in interest rates should not have a direct impact on interest income. Changes in market interest rates are considered by the Board of Directors in its determination of fair value of our loans. To date, changes in market interest rates have not had a significant affect on the Board of Directors’ determination. However, future interest rate changes could have an impact. Significant reductions in interest rates, however, can prompt increased prepayments of our loans, resulting in possible decreases in long-term revenues due to the re-lending of the prepayment proceeds at lower interest rates (See “Item 1. Risk Factors —Interest Rate and Prepayment Risk”).

As a result of our variable-rate portfolio and debt, our sensitivity to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by approximately 1.5% over a one year period.

We have an investment in Retained Interests which is valued by our Board of Directors based on various factors including estimates of appropriate market discount rates. Significant reductions (or increases) in the discount rates used by the Board of Directors in determining the valuation of the Retained Interests will have an impact on the value. If market rates, and consequently the discount rates used by the Board, were to increase by 1% or 2% from current rates, the value of our Retained Interests would diminish by $1.5 million and $2.4 million, respectively.

In addition, our liabilities include debt payable to the SBA and our senior unsecured debt. The SBA debentures and the senior unsecured debt are primarily payable at fixed rates of interest, so changes in interest rates do not affect our interest expense (See “ Risk Factors - Leverage and —Interest Rate and Prepayment Risk”).

Although management believes that the above described measures are indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of our balance sheet and other business developments that could affect our net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

Item 8.     CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are included in this report beginning on page F-1.

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND                  FINANCIAL DISCLOSURE

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 16, 2001.

Item 11. EXECUTIVE COMPENSATION

      Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 16, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 16, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 16, 2001.

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

Dated March 30, 2001

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/S/ DR. FREDRIC M. ROSEMORE DR. FREDRIC M. ROSEMORE	Chairman of the Board and Treasurer	March 30, 2001

/S/ LANCE B. ROSEMORE LANCE B. ROSEMORE	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 30, 2001

/S/ BARRY N. BERLIN BARRY N. BERLIN	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2001

/S/ DR. MARTHA GREENBERG DR. MARTHA GREENBERG	Director	March 30, 2001

/S/ DR. IRVIN BORISH DR. IRVIN BORISH	Director	March 30, 2001

/S/ THOMAS HAMILL THOMAS HAMILL	Director	March 30, 2001

/S/ BARRY A. IMBER BARRY A. IMBER	Director	March 30, 2001

/S/ BARRY A. CHAFITZ BARRY A. CHAFITZ	Director	March 30, 2001

PMC CAPITAL, INC AND SUBSIDIARIES
FORM 10-K

INDEX TO FINANCIAL STATEMENTS

PMC CAPITAL, INC AND SUBSIDIARIES

Summary of Selected Financial Information	F-2

Quarterly Statistics	F-3

Report of Independent Accountants	F-4

Consolidated Financial Statements:

Financial Highlights	F-5

Consolidated Balance Sheets as of December 31, 2000 and 1999	F-6

Consolidated Schedule of Investments as of December 31, 2000	F-7

Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998	F-9

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2000, 1999 and 1998	F-10

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998	F-11

Notes to Consolidated Financial Statements	F-12

Consolidating Financial Statements:

Report of Independent Accountants on Consolidating Financial Statements	F-31

Consolidating Balance Sheet as of December 31, 2000	F-32

Consolidating Statement of Income for the Year Ended December 31, 2000	F-33

Consolidating Statement of Shareholders’ Equity for the Year Ended December 31, 2000	F-34

Consolidating Statement of Cash Flows for the Year Ended December 31, 2000	F-35

PMC CAPITAL, INC. AND SUBSIDIARIES

SUMMARY OF SELECTED FINANCIAL INFORMATION

	Years Ended December 31,

	2000	1999	1998	1997	1996

	( In thousands, except per share data and ratios )
Operating:

Operating income	$21,584	$22,627	$24,314	$24,406	$23,821

Operating expenses	(11,280)	(11,140)	(11,091)	(10,602)	(10,454)

Realized and unrealized gain (loss) on investments	949	1,933	726	1,818	(147)

Net operating income and realized and unrealized gain (loss) on investments	$11,253	$13,420	$13,949	$15,622	$13,220

Dividends declared, common	$11,846	$12,007	$14,473	$14,543	$12,853

Earnings per common share	$0.93	$1.11	$1.16	$1.35	$1.18

Dividends per common share	$1.00	$1.02	$1.23	$1.27	$1.16

Weighted average common shares outstanding	11,841	11,829	11,800	11,411	11,002

Loans funded	$44,158	$84,264	$66,450	$86,361	$70,154

At end of period:

Loans receivable, net	$100,353	$106,325	$116,711	$127,240	$93,354

Total assets	$161,478	$165,191	$163,349	$165,839	$164,964

Notes and debentures payable	$72,977	$73,973	$74,790	$76,290	$79,570

Preferred stock of consolidated subsidiary	$7,000	$7,000	$7,000	$7,000	$7,000

Common shareholders’ equity	$72,667	$73,314	$72,151	$70,166	$62,903

Number of common shares outstanding	11,854	11,829	11,829	11,631	11,162

Ratios:

Return on average assets (1)	6.9%	8.2%	8.5%	9.7%	8.3%

Return on average common shareholders’ equity (2)	15.1%	18.1%	19.2%	23.3%	21.3%

(1)	Based on the average value of assets which is the our total assets on the the first day of the year and on the last day of each quarter of the year, divided by five.

(2)	Based on the total shareholder’s equity on the the first day of the year and on the last day of each quarter of the year, divided by five.

PMC CAPITAL, INC. AND SUBSIDIARIES

QUARTERLY STATISTICS
(Unaudited)
(In thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Operating income	$5,161	$5,303	$5,210	$5,910	$21,584

Net operating income	$2,478	$2,624	$2,395	$2,807	$10,304

Net gain (loss) on investments	$138	$80	$59	$672	$949

Net increase in net assets resulting from operations	$2,616	$2,704	$2,454	$3,479	$11,253

	PER SHARE

Operating income	$0.436	$0.448	$0.440	$0.500	$1.824

Net operating income	$0.209	$0.222	$0.202	$0.237	$0.870

Net gain (loss) on investments	$0.012	$0.007	$0.005	$0.057	$0.081

Net increase in net assets resulting from operations	$0.221	$0.229	$0.207	$0.294	$0.951

	FOR THE YEAR ENDED DECEMBER 31, 1999

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Operating income	$5,604	$5,497	$5,677	$5,849	$22,627

Net operating income	$2,903	$2,775	$2,758	$3,051	$11,487

Net gain (loss) on investments	$(158)	$2,240	$192	$(341)	$1,933

Net increase in net assets resulting from operations	$2,745	$5,015	$2,950	$2,710	$13,420

	PER SHARE

Operating income	$0.474	$0.465	$0.480	$0.494	$1.913

Net operating income	$0.245	$0.235	$0.233	$0.258	$0.971

Net gain (loss) on investments	$(0.013)	$0.189	$0.016	$(0.029)	$0.163

Net increase in net assets resulting from operations	$0.232	$0.424	$0.249	$0.229	$1.134

Report of Independent Accountants

To the Shareholders and Board of Directors
PMC Capital, Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2000 and 1999, including the schedule of investments as of December 31, 2000 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2000 and the financial highlights for each of the five years in the period ended December 31, 2000 present fairly, in all material respects, the financial position of PMC Capital, Inc. and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows and the financial highlights for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities as of December 31, 2000 and 1999, provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

March 2, 2001, except for note 18, as to
      which the date is March 14, 2001

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

	Years Ended December 31,

	2000	1999	1998	1997	1996

Per share operating performance (1):

Net asset value, beginning of period	$6.20	$6.10	$6.03	$5.64	$5.44

Net operating income	0.87	0.98	1.12	1.21	1.21

Net gains or losses on securities realized and unrealized (2)	0.08	0.16	0.20	0.47	0.17

Total from investment operations	0.95	1.14	1.32	1.68	1.38

Less distributions:

Preferred shareholder of consolidated subsidiary	0.02	0.02	0.02	0.02	0.02

Common shareholders	1.00	1.02	1.23	1.27	1.16

Total distributions	1.02	1.04	1.25	1.29	1.18

Net asset value, end of period	$6.13	$6.20	$6.10	$6.03	$5.64

Per share market value, end of period	$8.00	$8.25	$8.56	$14.56	$14.00

Total investment return	9%	9%	(33%)	13%	20%

Ratios and supplemental data:

Net assets, end of period (in thousands)	$72,667	$73,314	$72,151	$70,166	$62,903

Ratio of expenses to average net assets	15%	15%	16%	16%	17%

Ratio of operating income to average net assets	14%	16%	19%	21%	22%

Ratio of net operating income and realized and unrealized gain (loss) on investments to average net assets	15%	18%	20%	24%	22%

Portfolio turnover (3)	44%	87%	58%	20%	16%

Footnotes:
(1)	The per share changes during the year are based on the basic weighted average number of shares outstanding of the Company during the year presented.

(2)	The per share net gains or losses on securities (realized and unrealized) includes the effect of stock issuances and other changes in per share amounts during the year presented.

(3)	Included in the computation of the portfolio turnover rate are the sales of loans through the secondary market or private placement.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2000	1999

ASSETS

Investments at value:

Loans receivable, net	$100,353	$106,325

Retained interests in transferred assets	32,341	28,408

Cash equivalents	21,655	22,980

Mortgage-backed security of affiliate	1,841	2,007

Restricted investments	177	969

Investment in unconsolidated subsidiaries	148	162

Real property owned	—	65

Total investments at value	156,515	160,916

Other assets:

Due from unconsolidated subsidiaries	2,278	2,277

Deferred charges, deposits and other assets	938	932

Receivable for loans sold	750	113

Accrued interest receivable	579	534

Cash	254	213

Property and equipment, net	164	206

Total other assets	4,963	4,275

Total assets	$161,478	$165,191

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Notes and debentures payable	$72,977	$73,973

Dividends payable	3,026	3,198

Borrower advances	1,549	2,415

Accrued interest payable	1,284	1,249

Accounts payable	1,088	1,940

Due to unconsolidated subsidiaries	667	628

Other liabilities	1,220	1,474

Total liabilities	81,811	84,877

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:

Common stock, authorized 30,000,000 shares of $.01 par value, 11,853,516 and 11,829,116 shares issued and outstanding at December 31, 2000 and 1999, respectively	119	118

Additional paid-in capital	71,508	71,312

Undistributed net operating income	238	1,484

Net unrealized appreciation on investments	802	400

	72,667	73,314

Total liabilities and shareholders’ equity	$161,478	$165,191

Net asset value per common share	$6.13	$6.20

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL INC. AND SUBSIDIARIES

CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2000
( Dollars in thousands, except footnotes )

	Retained Loans					Serviced Loans (2)

	Number					Number
	of					of
Category / Issuer (1)	Loans	Value	%	Cost	%	Loans	Cost	%

Loans to small business concerns (3):

First Western SBLC, Inc. and Subsidiaries

(Small business lending company loans)

Hotels and motels	58	$9,122	9.1%	$9,503	9.4%	80	$53,471	17.5%

Restaurants	27	2,646	2.7%	2,781	2.8%	43	10,357	3.4%

Retail, other	26	1,326	1.3%	1,389	1.4%	42	6,485	2.1%

Gasoline / service stations	12	971	1.0%	1,054	1.0%	15	5,872	1.9%

Services	35	968	1.0%	1,097	1.1%	53	8,766	2.8%

Car washes	3	535	0.5%	630	0.6%	3	2,522	0.8%

Food and grocery stores	2	144	0.1%	151	0.2%	2	903	0.3%

Laundromats	6	214	0.2%	250	0.2%	7	1,338	0.4%

Wholesale	5	121	0.1%	126	0.1%	8	1,259	0.4%

Manufacturing	8	44	0.0%	46	0.0%	8	1,012	0.3%

Other	2	171	0.2%	178	0.2%	2	710	0.2%

Health care	5	17	0.0%	18	0.0%	7	321	0.1%

Total	189	16,279	16.2%	17,223	17.0%	270	93,016	30.2%

Western Financial Capital Corporation

(Small business investment company loans)

Hotels and motels	18	16,043	16.0%	16,043	15.8%	33	28,463	9.2%

Other notes receivable	4	148	0.1%	148	0.1%	5	533	0.2%

Health care	5	149	0.1%	182	0.2%	8	626	0.2%

Services	1	383	0.4%	383	0.4%	9	3,455	1.1%

Retail, other	1	30	0.0%	30	0.0%	3	2,203	0.7%

Wholesale	1	250	0.3%	250	0.2%	1	250	0.1%

Gasoline / service stations	—	—	0.0%	—	0.0%	4	1,481	0.5%

Restaurants	—	—	0.0%	—	0.0%	1	1,049	0.3%

Manufacturing	—	—	0.0%	—	0.0%	1	364	0.1%

Total	30	17,003	16.9%	17,036	16.7%	65	38,424	12.4%

PMC Investment Corporation (Specialized small business investment company loans)

Hotels and motels	41	40,859	40.7%	41,003	40.4%	80	71,822	23.3%

Health care	2	138	0.2%	209	0.2%	2	209	0.1%

Services	1	48	0.0%	48	0.0%	1	48	0.0%

Retail, other	1	1,722	1.7%	1,722	1.7%	1	1,722	0.6%

Other notes receivable	1	2	0.0%	2	0.0%	1	2	0.0%

Gasoline / service stations	2	650	0.7%	650	0.7%	7	3,249	1.1%

Total	48	43,419	43.3%	43,634	43.0%	92	77,052	25.1%

PMC Capital, Inc.

(Commercial loans)

Hotels and motels	15	19,495	19.4%	19,507	19.2%	76	85,977	27.9%

Apartment complex	1	969	1.0%	969	1.0%	4	3,282	1.1%

Services	—	—	0.0%	—	0.0%	4	3,554	1.2%

Gasoline / service stations	3	826	0.8%	826	0.8%	3	826	0.3%

Restaurants	1	418	0.4%	432	0.4%	4	2,419	0.8%

Health care	1	651	0.7%	651	0.6%	1	651	0.2%

Commercial real estate	3	1,293	1.3%	1,293	1.3%	4	1,543	0.5%

Manufacturing	—	—	0.0%	—	0.0%	1	1,006	0.3%

Total	24	23,652	23.6%	23,678	23.3%	97	99,258	32.3%

Total loans receivable (4)	291	$100,353	100.0%	$101,571	100.0%	524	$307,750	100.0%

(Continued on next page )

PMC CAPITAL INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2000
( Continued —dollars in thousands, except footnotes )

Category / Issuer (1)	Value	%	Cost	%

Total loans receivable (from prior page)	$100,353	64.1%	$101,571	65.0%

Money market and fund deposit accounts (5):

Bank One money market saving accounts	2,662	1.7%	2,662	1.7%

Dreyfus, Cash Management Plus money market fund	4,515	2.9%	4,515	2.9%

SunTrust, overnight repo account	840	0.5%	840	0.5%

Texas Capital Bank, money market savings accounts	106	0.1%	106	0.1%

Goldman Sachs, Prime Obligation money market fund	6,014	3.8%	6,014	3.9%

Goldman Sachs, money market fund	7,518	4.8%	7,518	4.8%

Total money market and fund deposit accounts	21,655	13.8%	21,655	13.9%

Investment in retained interests in transferred assets:

Retained interests of loans sold to PMC Capital L.P. 1999-1 and affiliate	10,832	6.9%	9,381	6.0%

Retained interests of loans sold to PMC Limited Partnership and affiliates	6,568	4.2%	6,568	4.2%

Retained interests of loans sold to PMC Capital L.P. 1998-1 and affiliate	5,249	3.4%	5,499	3.5%

Retained interests of loans sold to PMC Joint Venture 2000 and affiliate	5,688	3.6%	5,688	3.6%

Retained interests of loans sold to First Western 1994	516	0.3%	550	0.4%

Retained interests of loans sold to First Western 1997	1,150	0.8%	1,080	0.7%

Retained interests of secondary market loan sales	2,338	1.5%	2,196	1.4%

Total investment in retained interests in transferred assets	32,341	20.7%	30,962	19.8%

Other investments:

Investment in PMC Funding Corp. and subsidiary	122	0.1%	122	0.1%

Investment in PMC Advisers, Ltd. and subsidiary	26	0.0%	26	0.0%

Investment in Class B certificate of PMC Capital L.P. 1998-1	1,841	1.2%	1,759	1.1%

Restricted investments	177	0.1%	177	0.1%

Total other investments	2,166	1.4%	2,084	1.3%

Total investments (6)	$156,515	100.0%	$156,272	100.0%

(1)	Names have been omitted as disclosure to the public may be detrimental to the small business.

(2)	Balances include retained loans, loans sold into the secondary market ( $65.9 million ), the loans contributed to the Partnerships ( $130.4 million ) and the unguaranteed portion of First Western loans sold and serviced
( $9.9 million ). The balance does not include approximately $122 million of loan portfolio serviced on behalf of PMC Commercial Trust.

(3)	Interest rates on loans receivable range from 8.0% to 14.5%.

(4)	Balances are at face value of loans, less discounts aggregating $559,000 and reserves of $659,000.

(5)	Interest or dividend rates on money market and fund deposit accounts range from 4% to 6.5%.

(6)	The aggregate cost of investments for Federal income tax purposes is approximately $151 million (unaudited).

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,

	2000	1999	1998

Investment income:

Interest	$13,540	$14,195	$16,507

Income from retained interests in transferred assets	4,020	3,467	3,261

Premium income	573	1,090	776

Other investment income, net	823	843	807

Total investment income	18,956	19,595	21,351

Other income, net	2,148	2,320	2,893

Equity in income of unconsolidated subsidiaries, net	480	712	70

Total income	21,584	22,627	24,314

Expenses:

Interest	5,383	5,313	5,467

Salaries and related benefits	4,182	4,049	3,965

General and administrative	750	860	821

Rent	315	286	244

Legal and accounting	260	235	182

Profit sharing plan	247	243	243

Small Business Administration fees	86	86	106

Directors and shareholders expense	57	68	63

Total expenses	11,280	11,140	11,091

Net operating income	10,304	11,487	13,223

Realized and unrealized gain (loss) on investments:

Investments written-off	(17)	(1,805)	(219)

Sale of assets	564	2,564	925

Change in unrealized appreciation (depreciation) on investments	402	1,174	20

Total realized and unrealized gain (loss) on investments	949	1,933	726

Net operating income and realized and unrealized gain (loss) on investments	$11,253	$13,420	$13,949

Preferred dividends	$251	$250	$250

Basic weighted average common shares outstanding	11,841	11,829	11,800

Diluted weighted average common shares outstanding	11,845	11,831	11,800

Basic and diluted earnings per common share	$0.93	$1.11	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands, except share and per share data)

				Net
				Unrealized
			Undistributed	Appreciation
		Additional	Net	(Depreciation)
	Common	Paid-in	Operating	on
	Stock	Capital	Income	Investments	Total

Balance, January 1, 1998	$116	$68,555	$2,289	$(794)	$70,166

Issuances of common stock pursuant to dividend reinvestment and cash purchase plan, 198,329 shares	2	2,757	—	—	2,759

Total realized and unrealized gain (loss) on investments	—	—	13,929	20	13,949

Dividends:

Preferred	—	—	(250)	—	(250)

Common ( $1.23 per common share )	—	—	(14,473)	—	(14,473)

Balance, December 31, 1998	118	71,312	1,495	(774)	72,151

Total realized and unrealized gain (loss) on investments	—	—	12,246	1,174	13,420

Dividends:

Preferred	—	—	(250)	—	(250)

Common ( $1.02 per common share )	—	—	(12,007)	—	(12,007)

Balance, December 31, 1999	118	71,312	1,484	400	73,314

Total realized and unrealized gain (loss) on investments	—	—	10,851	402	11,253

Issuances of common stock pursuant to stock option plan, 24,400 shares	1	196	—	—	197

Dividends:

Preferred	—	—	(251)	—	(251)

Common ( $1.00 per common share )	—	—	(11,846)	—	(11,846)

Balance, December 31, 2000	$119	$71,508	$238	$802	$72,667

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(In thousands)

	Years Ended December 31,

	2000	1999	1998

Cash flows from operating activities:

Net operating income and realized and unrealized gain (loss) on investments	$11,253	$13,420	$13,949

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:

Loans funded, held for sale	(8,606)	(19,308)	(7,407)

Proceeds from sale of guaranteed loans	9,584	19,152	9,978

Change in unrealized depreciation on investments and investments written-off	(385)	631	199

Unrealized premium income, net	(255)	(664)	(7)

Depreciation and amortization	177	184	427

Accretion of loan discount and deferred fees	(288)	(780)	(1,163)

Deferred fees collected	47	163	91

Gain on sale of assets, net	(564)	(2,564)	(928)

Equity in income of unconsolidated subsidiaries, net	(480)	(712)	(70)

Net change in operating assets and liabilities:

Accrued interest receivable	(45)	(125)	29

Other assets	62	99	338

Accrued interest payable	35	(15)	(52)

Borrower advances	(866)	817	(81)

Other liabilities	(1,033)	(143)	(1,610)

Net cash provided by operating activities	8,636	10,155	13,693

Cash flows from investing activities:

Loans funded	(35,552)	(64,956)	(59,043)

Principal collected and other adjustments	11,233	15,431	24,661

Proceeds from retained interests in transferred assets	3,000	3,626	1,928

Proceeds from (purchase of) mortgage-backed security of affiliate	248	161	(2,168)

Proceeds from sale of assets	65	71	301

Distributions from unconsolidated subsidiaries	494	750	—

Release of (investment in) restricted cash	792	(366)	508

Purchase of furniture and fixtures and other assets	(15)	(39)	(146)

Investment in retained interests in transferred assets	(1,094)	(3,524)	(3,253)

Advances from (to) unconsolidated affiliates, net	(548)	929	(1,555)

Net cash used in investing activities	(21,377)	(47,917)	(38,767)

Cash flows from financing activities:

Proceeds from issuance of notes and debentures payable	17,310	10,000	—

Proceeds from issuance of common stock	197	—	2,061

Proceeds from debt issued by limited partnerships	24,955	55,649	40,876

Payment of dividends on common stock	(12,018)	(11,829)	(14,771)

Payment of dividends on preferred stock	(251)	(250)	(250)

Payment of senior notes	(6,666)	(6,667)	—

Payment of SBA debentures	(11,640)	(4,150)	(1,500)

Payment of issuance costs on notes and debentures	(430)	(523)	(119)

Net cash provided by financing activities	11,457	42,230	26,297

Net increase (decrease) in cash and cash equivalents	(1,284)	4,468	1,223

Cash and cash equivalents, beginning of year	23,193	18,725	17,502

Cash and cash equivalents, end of year	$21,909	$23,193	$18,725

Supplemental disclosure:

Interest paid	$5,348	$5,328	$5,474

Dividends reinvested	$—	$—	$700

Reclassification from loans receivable to real property owned	$—	$377	$109

Loans and interest receivable transferred to limited partnerships, net	$3,154	$4,832	$5,471

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

We are engaged in the business of originating loans to small businesses either directly or through our three principal subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). We primarily originate loans to individuals and small business concerns in the lodging industry. We also target the medical, restaurant, service, retail and commercial real estate industries. We are a national lender that primarily lends to businesses in the southwest and southeast regions of the United States. In addition to our lending operations, we earn revenue as an investment advisor who evaluates and services loans and other investment alternatives pursuant to a fee arrangement with PMC Commercial Trust (“PMC Commercial”). PMC Commercial is a real estate investment trust and our affiliate as a result of common management.

First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. In addition, PMC Capital is either directly or indirectly the sole shareholder or partner of several non-investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); PMC Capital Limited Partnership (the “1996 Partnership”); PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and PMC Capital, L.P. 1999-1 (the “1999 Partnership”).

Additionally, PMC Capital owns approximately 33% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”, and together with the 1996 Partnership, the 1998 Partnership and the 1999 Partnership, the “Limited Partnerships”).

Principles of Consolidation
The consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western, PMCIC and Western Financial. Inter-company transactions have been eliminated in consolidation.

The accounts of our wholly-owned non-investment company act subsidiaries (other than the Limited Partnerships), PMC Advisers and PMC Funding are accounted for by the equity method of accounting in conformity with Federal securities laws. Our interest in the Limited Partnerships is accounted for as retained interests in transferred assets.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PMC Capital originates loans to borrowers on a non-SBA supported basis using similar criteria as that used for other loans that are funded under the SBA programs utilized by the subsidiaries. These loans are made to borrowers who exceed the eligibility requirements of the SBA 7(a) program or SBIC programs.

Unconsolidated Subsidiaries
PMC Advisers acts as the investment advisor for PMC Commercial. PMC Funding holds assets on our behalf.

Limited Partnerships
The 1996 Partnership, the 1998 Partnership and the 1999 Partnership were formed as Delaware limited partnerships in connection with our securitization and structured financing transactions to be special purpose entities (“SPEs”) that acquired loans from us and issued debt through private placements.

The 2000 Joint Venture was formed as a Delaware limited partnership in connection with a co-securitization transaction completed in December 2000 with our affiliate, PMC Commercial. The 2000 Joint Venture is an SPE that acquired loans from us and PMC Commercial and issued debt through a private placement.

The transfer of assets to the Limited Partnerships have been accounted for as sales and our remaining retained interests in the Limited Partnerships are accounted for as retained interests in transferred assets.

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

Valuation of Investments
All investments are valued at our Board of Directors’ estimate of fair value.

Loans Receivable: The Board of Directors has estimated the fair value of loans receivable to approximate the remaining unamortized principal of the loans, unless there is doubt as to the realization of the loan (a “Problem Loan”). A valuation reserve is established for a Problem Loan based on the creditor’s payment history, collateral value, guarantor support and other factors. In the absence of a readily ascertainable market value, the estimated value of our portfolio of loans may differ significantly from the values that would be placed on the portfolio if a ready market for the loans existed.

Loans receivable are generally classified as non-accrual if they are past due as to maturity or payment of principal or interest for a period of more than 60 days. If a loan or a portion of a loan is classified as doubtful or is partially reserved or charged-off, the loan is classified as non-accrual. Loans that are on a current payment status or past due less than 60 days may also be classified as non-accrual if repayment in full of principal and/or interest is in doubt.

When we sell the SBA-guaranteed portion of loans, a portion of the sale proceeds representing the difference in the face amount of the unguaranteed portion of the loans and the value of the loans (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan rather than premium income. Unless the underlying loans are prepaid or sold, the Retained Loan Discount is amortized over the life of the underlying loan based on an effective yield method. When a loan is prepaid, the remaining Retained Loan Discount is recognized as an increase to interest income. When a loan is sold, the remaining Retained Loan Discount is included as a reduction to the basis of the retained portion of the underlying loan sold.

Retained Interests in Transferred Assets: The transfer of assets that qualifies for sale treatment under Statement of Financial Accounting Standards No. 125 – “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 125”) is generally accounted for by the seller by: (i) derecognizing all assets sold, (ii) recognizing all assets obtained and liabilities incurred at their relative fair value, and (iii) recognizing all assets retained at their allocated previous carrying amount

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

based on relative fair values. We typically receive cash and retain the right to receive servicing fees and the right to receive future interest income on loans sold that exceed the contractually specified servicing fee (the “interest-only strip receivable”) in exchange for a portion of the loan. Our retained interests in the transferred assets (the “Retained Interests”) are comprised of three separate assets; (1) the “Reserve Fund,” and the interest earned thereon, which is the cash required to be kept in a liquid cash account pursuant to the securitization documents; (2) the subordinated portion of the sold loans (commonly referred to as the “B” Piece or the “over-collateralized"/ “OC” portions of the loans) and, (3) the excess cash flows generated, if any, after payment of (a) all interest and principal amount due to the purchaser of the loans or the “Noteholders,” (b) payment of all principal and interest on the “B” Piece, (c) the repayment of the corpus of the Reserve Fund and (d) ongoing costs of the transaction. This excess cash is the interest-only strip receivable or the “IO Receivable.” The difference between (i) the carrying value of the assets sold and (ii) the sum of (a) cash received, and (b) the present value of the discounted future cash flows from the Retained Interests, constitutes the gain on sale.

The discount rates that we utilize for each of the components of the Retained Interests are estimates of market rates based on interest rate levels at the time of completion of the transaction considering the risks inherent in the transaction.

On a quarterly basis, we measure the fair value of and record income relating to the Retained Interests based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the Retained Interests is reflected on the accompanying consolidated statements of income as investments written-off or as an unrealized gain (loss) on investment.

The estimated future cash flows are based in part upon our estimate of prepayment speeds and default rates. There can be no assurance of the accuracy of these estimates.

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

Mortgage-Backed Security of Affiliate: The mortgage-backed security represents the ownership of the Class B notes of the 1998 Partnership and is valued based on discounted cash flow techniques.

Real Property Owned: Real property owned is carried at our Board of Directors’ estimate of fair value, based upon appraisals and other factors.

Concentration of Credit Risk
At various times throughout the year, we maintain cash and cash equivalents and restricted investments in accounts with various financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. We regularly monitor the financial stability of these financial institutions and do not believe there is a significant credit risk associated with deposits in excess of federally insured amounts.

Deferred Charges
Costs incurred in connection with the issuance of SBA debentures and notes payable are included in deferred charges, deposits and other assets. These costs are amortized over the life of the related obligation.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Property, equipment and leasehold improvements are carried at their value, which is cost less accumulated depreciation and amortization. Depreciation and amortization are computed using accelerated and straight-line methods, with estimated useful lives ranging from five to 15 years.

Net Unrealized Appreciation (Depreciation) on Investments
Included in net unrealized appreciation (depreciation) on investments on the accompanying consolidated balance sheets are valuation allowances for loans receivable and unrealized appreciation (depreciation) of our Retained Interests.

Interest Income
Interest income includes interest earned on loans and our short-term investments. Interest income on loans is accrued as earned and the accrual of interest is generally suspended when the related loan becomes 60 days past due (a “Non-Accrual Loan”). Interest income on a Non-Accrual Loan is recognized on a cash basis.

Premium Income
Premium income represents the differential between the value attributable to the sale of a loan to the secondary market and the principal balance (cost) of the loan. The sale price includes the value attributable to any excess servicing spread retained by us plus any cash received.

Realized and Unrealized Gain (Loss) on Investments
Realized gains or losses are measured by the difference between the proceeds from the sale and the cost basis of the investment, without regard to unrealized gains and losses previously recognized. The gain or loss also includes loans written-off during the year and recoveries of loans written-off in prior years.

Other changes in the value of investments are included as changes in the unrealized appreciation (depreciation) on investments in the accompanying consolidated statements of income.

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

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net income or shareholders’ equity.

Note 2. Loans Receivable:

Loans receivable consist primarily of loans made under SBIC, SSBIC and SBLC programs established by the SBA and financings to businesses outside of the SBA loan programs.

As an SBLC, First Western originates loans which are partially guaranteed by the SBA and which are collateralized generally, with first liens on real and/or personal property of the borrower. The SBA guarantees repayment of up to 80% of the principal amount of the loans originated by First Western. First Western sells, without recourse, the guaranteed portion of its loans into the secondary market (“SBA Guaranteed Sales”) while retaining the rights to service the loans. First Western’s loans: (i) generally

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

range in original principal amount from $50,000 to $1,100,000, (ii) provide for a variable rate of interest based on 1.0% to 2.75% above the then prevailing prime rate, (iii) have a term of seven to 25 years, (iv) may be prepaid without penalty and (v) require monthly payments covering accrued interest and amortization of principal based in part on the remaining useful life of the assets collateralizing the loans and on the borrowers’ use of loan proceeds. At December 31, 2000, included in loans receivable are approximately $1.1 million which represents the guaranteed portion of First Western loans available for sale.

The principal balance of the loans serviced on behalf of third parties by First Western was approximately $76.7 million and $87.2 million at December 31, 2000 and 1999, respectively.

PMCIC and Western Financial originate loans that are payable in monthly installments of principal and interest based upon five to 20 year amortization periods, with the balance due at maturity. These loans are collateralized by first liens on real and/or personal property and are generally guaranteed by the principals of the borrower.

PMC Capital originates loans to borrowers on a non-SBA supported basis, using similar criteria for loans that are funded under the SBA programs utilized by its three principal subsidiaries. These loans are: (i) to borrowers who exceed the eligibility requirements of the SBA 7(a) program or SBIC programs, (ii) payable in monthly installments of principal and interest based upon four to 25 year amortization periods, with the balance due at maturity, (iii) generally collateralized by real estate and/or equipment, (iv) contain prepayment fees, and (v) are generally guaranteed by the principals of the borrower.

Our portfolio of investments consists of loans to borrowers located principally in the southern portion of the United States. The most significant concentration of retained loans were to borrowers in Texas and Georgia, as noted below:

	Percentage of Loan Portfolio
State	December 31,

	2000	1999

Texas	20%	27%

Georgia	15%	13%

Arizona	11%	8%

North Carolina	6%	6%

Florida	4%	4%

Other	44%	42%

	100%	100%

The activity in net unrealized depreciation on loans receivable is as follows:

	Years Ended December 31,

	2000	1999

Balance, beginning of period	$190,000	$594,000

Provision for losses	486,000	131,000

Loans written-off	(17,000)	(535,000)

Balance, end of period	$659,000	$190,000

Loans receivable with an aggregate retained balance of $3.0 million and $1.0 million were greater than 60 days past due, litigation against the borrowers has commenced, the loan has been identified as a Problem Loan or the loans are in the process of liquidation at December 31, 2000 and 1999, respectively.

At December 31, 2000 the recorded investment in loans identified as impaired in accordance with SFAS No. 114 totaled $3.0 million. We did not have any impaired loans without valuation reserve, since the estimated fair value of the collateral for each impaired loan was less than the respective loan balance. At

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000 we had a corresponding valuation allowance of $659,000 on our impaired loans. We did not recognize any material amount of interest on impaired loans during the portion of the period that they were impaired. Had these impaired loans performed in accordance with their original terms, interest income of approximately $330,000 would have been recognized during the year ended December 31, 2000.

At December 31, 1999 the recorded investment in loans identified as impaired in accordance with SFAS No. 114 totaled $0.5 million of which approximately $0.3 million related to loans with no valuation reserve, since the estimated fair value of the collateral for each loan exceeds the respective loan balance. Approximately $0.2 million of these loans at December 31, 1999, have a corresponding valuation allowance of $0.2 million. We did not recognize any material amount of interest on impaired loans during the portion of the period that they were impaired. Had these impaired loans performed in accordance with their original terms, interest income of approximately $50,000 would have been recognized during the year ended December 31, 1999.

Note 3. Retained Interests in Transferred Assets:

Upon securitization and sale of our loan pools, we value the Retained Interests in accordance with SFAS No. 125 since our securitizations meet the definition of a transfer under SFAS No. 125. Our Retained Interests are comprised of three separate assets; (1) the “Reserve Fund,” and the interest earned thereon, which is the required cash to be kept in a liquid cash account pursuant to the securitization documents, (2) the subordinated portion of the sold loans (commonly referred to as the “B” Piece or the “over-collateralized"/ “OC” portions of the loans), and (3) the excess cash flow that is to be received by us in the future after payment of (a) all interest and principal amount due to the purchaser of the loans or the “Noteholders,” (b) payment of all principal and interest on the “B” Piece, (c) the repayment of the corpus of the Reserve Fund and (d) ongoing costs of the transaction. This excess cash flow is the interest-only strip receivable or the “IO Receivable.”

Due to the limited number of companies that securitize our type of loans, the relatively small size of our Retained Interests, and the limited number of buyers for securitization traunches other than “Aaa,” no quoted market value of our Retained Interests exists. Therefore, the fair value is based on management’s estimate of the fair market value utilizing the present value of expected future cash flows. This value may or may not vary significantly from what a willing buyer would pay for these assets.

Utilizing the present value of expected future cash flows technique requires that estimates be used in determining (1) the amount of expected future cash flows, (2) the timing of those cash flows, and (3) the discount rate. The value of our Retained Interests is determined based on management’s assumptions concerning, among other things, anticipated defaults and loan losses and anticipated prepayment speeds. The discount rates that we utilize are determined for each of the assets comprising the Retained Interests based upon the inherent risk associated with each asset. Actual defaults and prepayments may vary from our assumptions, possibly to a material degree.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Retained Interests are comprised of the following as of December 31, 2000 and 1999, respectively:

	December 31, 2000

	Total	OC Piece	Reserve Fund	IO Receivable

First Western	$4,004	$—	$1,142	$2,862

1996 Limited Partnership	6,568	5,749	819	—

1998 Limited Partnership	5,249	1,999	2,086	1,164

1999 Limited Partnership	10,832	4,346	2,465	4,021

2000 Joint Venture	5,688	3,256	1,314	1,118

	$32,341	$15,350	$7,826	$9,165

	December 31, 1999

	Total	OC Piece	Reserve Fund	IO Receivable

First Western	$4,694	$—	$1,269	$3,425

1996 Limited Partnership	6,525	6,088	437	—

1998 Limited Partnership	6,489	2,373	2,390	1,726

1999 Limited Partnership	10,700	4,618	2,528	3,554

	$28,408	$13,079	$6,624	$8,705

Retained Interest Details:

First Western. First Western sells the unguaranteed portion of some of its originated loans through private placements (“SBA Unguaranteed Sales”). First Western retains the right to service all such loans. In addition, the SBA guaranteed portions of First Western’s loans are sold to either dealers in government guaranteed loans or institutional investors.

PMC Capital Limited Partnership. On November 13, 1996, the 1996 Partnership (a special purpose affiliate of PMC Capital) completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the “1996 Notes”). The 1996 Notes, issued at par, which have a stated maturity in 2011 and bear interest at the rate of 6.725% per annum, are collateralized by loans contributed by PMC Capital to the 1996 Partnership. In connection with this private placement, the 1996 Notes were given a rating of “Aa2” by Moody’s Investors Service. During the year ended December 31, 1996, PMC Capital contributed approximately $45.7 million in loans to the 1996 Partnership without recourse. This transaction was accounted for as a structured financing.

PMC Capital L.P. 1998-1. On November 24, 1998, the 1998 Partnership (a special purpose affiliate of PMC Capital) completed a private placement of approximately $39.6 million of its Loan-Backed Variable Rate Notes, Series 1998-1 (the “1998 Notes”). The 1998 Notes, issued at par, which have a stated maturity in 2021 and bear interest at the prime rate as published in the Wall Street Journal (adjusted quarterly) less 1%, are collateralized by loans contributed by PMC Capital to the 1998 Partnership. In connection with this private placement, the Notes were given a rating of “Aaa” by Moody’s Investors Service. During November 1998, PMC Capital contributed approximately $43.1 million of loans to the 1998 Partnership without recourse and recorded a net gain of $925,000.

PMC Capital L.P. 1999-1. On June 3, 1999, the 1999 Partnership (a special purpose affiliate of PMC Capital) completed a private placement of approximately $55.6 million of its Loan-Backed Fixed Rate Notes, Series 1999-1 (the “1999 Notes”). The 1999 Notes, issued at par, which have a stated maturity in 2024, bear interest at 6.6% and are collateralized by loans contributed by PMC Capital to the 1999 Partnership. In connection with this private placement, the Notes were given a rating of “Aaa” by Moody’s Investors Service. During the year ended December 31, 1999, PMC Capital contributed approximately $60.3 of loans to the 1999 Partnership without recourse and recorded a net gain of $2,564,000.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PMC Joint Venture, LP 2000. On December 18, 2000, the 2000 Joint Venture (a newly formed special purpose affiliate of PMC Capital and PMC Commercial) completed a private placement of approximately $74.5 million of its Loan-Backed Fixed Rate Notes, Series 2000 (the “2000 Notes”). PMC Capital owns approximately 33.5% of the 2000 Joint Venture as of December 31, 2000. Accordingly, PMC Capital’s share of the 2000 Notes amounts to approximately $24.9 million (the “2000 PMC Notes,” and together with the 1996 Notes, the 1998 Notes and the 1999 Notes, the “Structured Notes”) as of December 31, 2000. The 2000 PMC Notes, issued at par, which have a stated maturity in 2024 and bear interest at 7.28%, are collateralized by loans contributed by PMC Capital and PMC Commercial to the 2000 Joint Venture. In connection with this private placement, the 2000 Notes were given a rating of “Aaa” by Moody’s Investors Service. During the year ended December 31, 2000, PMC Capital contributed approximately $28.1 million of loans to the 2000 Joint Venture without recourse and recorded a net gain of $564,000. At December 31, 2000, the aggregate remaining principal balance of those loans was $28.0 million and the outstanding balance on the 2000 PMC Notes was $24.9 million. During the period from December 14, 2000 (inception) to December 31, 2000, our limited partnership share of the net income of the 2000 Joint Venture was approximately $46,000.

The terms of the Structured Notes provide that the partners of the respective Limited Partnerships are not liable for any payment on the respective notes. Accordingly, the Limited Partnerships have the exclusive obligation for the repayment of the respective notes, and the holders of the respective notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the underlying loans. The net proceeds from the issuance of the respective notes have been distributed to PMC Capital. With regard to the 2000 Joint Venture, PMC and PMC Commercial have agreed to cross-indemnify to the extent that the poor performance of the loans of one company impairs the required cash flow distributions to the other company.

In determining the gain on sale of loans and fair value of the Retained Interests related to our securitization and sale transactions, we utilize certain assumptions which include:

	SBA 7(a) Transactions	Non-SBA 7(a) Transactions

Prepayment rate (a)	Minimum 17% CPR	Minimum 7% CPR

Loss rate (b)	Range from 0.4% to 0.7% per annum	Range from 0.3% to 0.6% per annum

Discount rate (c)	Range from 11% to 14%	Range from 9.3% to 14%

(a) The prepayment rate is based on current performance of the respective loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans. The minimum rates are for the year ending December 31, 2001.

(b) Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a range of 0.3% to 0.7% loss rate covers this inherent risk. For SBA 7(a) guaranteed loan sales, there are no assumed losses since all principal losses are the responsibility of the SBA.

(c) The discount rates are as of December 31, 2000 and are based upon our estimate of comparable rates which would be used by potential purchasers of similar assets. The discount rates (1) range from 9.3% to 9.5% for our “B” Pieces, (2) are 11% for our Reserve Fund and (3) are 14% for our IO Receivables.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the financial position at December 31, 2000 and 1999 and the results of operations for the years ended December 31, 2000, 1999 and 1998 of the SPE’s created in connection with our securitization transactions:

Summary of Financial Position:

							PMC
							Joint
	PMC Capital		PMC Capital, L. P.		PMC Capital, L. P.		Venture
	Limited Partnership		1998-1		1999-1		L.P. 2000

	2000	1999	2000	1999	2000	1999	2000 (1)

	(In millions)
Loans Receivable, Net	$12.0	$14.2	$34.9	$39.4	$55.3	$57.5	$83.6

Total Assets	$12.9	$15.0	$38.5	$44.0	$59.8	$62.2	$87.4

Notes Payable	$6.4	$8.7	$33.3	$38.0	$51.1	$53.2	$74.5

Total Liabilities	$6.5	$8.8	$34.0	$38.7	$52.2	$54.3	$74.7

Partners’ Capital	$6.4	$6.2	$4.5	$5.3	$7.6	$7.9	$12.7

(1)	Balances represent PMC Capital’s and PMC Commercial’s limited partnership interests in PMC Joint Venture, L.P. 2000

Summary of Operations:

									PMC Joint
									Venture
	PMC Capital			PMC Capital, L. P.			PMC Capital, L. P.		L.P.
	Limited Partnership			1998-1			1999-1		2000

	2000	1999	1998	2000	1999	1998 (1)	2000	1999 (2)	2000 (3)

	(In millions)
Interest Income	$1.6	$2.0	$3.4	$4.1	$3.9	$0.4	$5.7	$3.4	$0.3

Total Revenues	$1.7	$2.2	$4.1	$4.2	$4.0	$0.5	$5.7	$3.5	$0.3

Interest Expense	$0.5	$0.8	$1.5	$2.8	$2.7	$0.3	$3.4	$2.1	$0.2

Total Expenses	$0.6	$0.9	$1.7	$3.0	$2.9	$0.3	$3.6	$2.2	$0.2

Net Income	$1.1	$1.3	$2.4	$1.2	$1.1	$0.2	$2.1	$1.3	$0.1

(1)	For the period from October 23, 1998 (Inception) to December 31, 1998

(2)	For the period from May 27, 1999 (Inception) to December 31, 1999

(3)	For the period from December 14, 2000 (Inception) to December 31, 2000 The balances represent PMC Capital’s and PMC Commercial’s limited partnership interests in PMC Joint Venture, L.P. 2000

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with FASB No. 140, management has performed a sensitivity analysis of our retained interests in transferred assets to highlight the volatility that results when prepayments, losses and discount rates are different than management’s original assumptions.

The following summarizes the results of the sensitivity analysis as of December 31, 2000:

Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum	$30,157,000	$2,184,000

Losses increase by 100 basis points per annum	$28,048,000	$4,293,000

Prepayments increase by 5% per annum	$31,191,000	$1,150,000

Prepayments increase by 10% per annum	$30,335,000	$2,006,000

Discount rates increase by 1%	$30,841,000	$1,500,000

Discount rates increase by 2%	$29,941,000	$2,400,000

Note 4. Investment in Unconsolidated Subsidiaries:

As described in Note 1, the consolidated financial statements include the accounts of PMC Capital and its wholly owned regulated investment company subsidiaries. The accounts of PMC Advisers and PMC Funding Corp. are accounted for by the equity method of accounting in conformity with Federal securities law. The following are condensed financial statements of PMC Advisers and PMC Funding as of December 31, 2000 and 1999 and for the three years in the period ended December 31, 2000:

CONDENSED COMBINED BALANCE SHEETS
(In thousands)

	December 31,

	2000	1999

Assets

Investments at value:

Property and equipment	$272	$—

Due from affiliates	—	416

Cash equivalents	93	50

Other assets	131	159

Total assets	$496	$625

Liabilities and Equity

Liabilities:

Other liabilities	$348	$463

	348	463

Equity:

Common stock and additional paid-in capital	527	527

Accumulated deficit	(379)	(365)

	148	162

Total liabilities and equity	$496	$625

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF INCOME
(In thousands)

	For the Years Ended December 31,

	2000	1999	1998

Income:

Management fee income	$500	$563	$179

Sale of asset, net	—	235	—

Other income, net	40	18	28

Total income	540	816	207

Expenses:

Miscellaneous	60	104	137

Total expenses	60	104	137

Net income	$480	$712	$70

Note 5. Property and Equipment:

Property and equipment consisted of the following:

	As of December 31,

	2000	1999

Furniture and equipment	$589,000	$574,000

Automobile	13,000	13,000

	602,000	587,000

Less: accumulated depreciation	(438,000)	(381,000)

	$164,000	$206,000

Depreciation and amortization expense for the years ended December 31, 2000, 1999 and 1998 was approximately $58,000, $61,000 and $152,000, respectively. Included in amortization is approximately $89,000 during the year ended December 31, 1998 to write-off leasehold improvements relating to the previously occupied leased office space which was terminated on January 1, 1999.

Note 6. Notes and Debentures Payable:

At December 31, 2000 and 1999 outstanding notes payable were as follows:

	As of December 31,

	2000	1999

Note payable, 7.20% interest rate, matures July 19, 2001	$6,667,000	$13,333,000

Note payable, 6.97% interest rate, matures December 15, 2002	5,000,000	5,000,000

Note payable, 8.60% interest rate, matures April 19, 2003	5,000,000	5,000,000

Note payable, 8.05% (1) interest rate, matures April 19, 2004	5,000,000	5,000,000

Note payable, 7.44% interest, matures July 19, 2005	10,000,000	10,000,000

Note payable, 8.15% (2) interest rate, matures July 19, 2004	10,000,000	—

	$41,667,000	$38,333,000

(1) Reset quarterly at 1.3% over the three month LIBOR at the time of reset.

(2) Reset quarterly at 1.4% over the three month LIBOR at the time of reset.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The notes payable are uncollateralized and require us to meet certain covenants (terms are as defined in the applicable note agreement), the most restrictive of which require (i) that net loans receivable exceed 150% of senior funded debt, (ii) the increase in our loan valuation reserve for any 12 month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At December 31, 2000, we were in compliance with all of the covenants of these notes.

We have a $15 million uncollateralized revolving credit facility, amended on March 22, 2000, which expires March 2002. Advances pursuant to the credit facility bear interest at our option of the bank’s prime rate less 50 basis points or the London Interbank Offering Rate (LIBOR) plus 175 basis points. The credit facility requires that we meet certain covenants, the most restrictive of which requires that the ratio of net charge-offs to net loans receivable not exceed 2%, and the ratio of assets to senior debt (as defined in the note agreement) will not fall below 135% for PMC Capital and 150% (as defined in the note agreement) including our consolidated subsidiaries, as amended. At December 31, 2000 and 1999 we had no outstanding amounts borrowed on this credit facility, and we were in compliance with all covenants of this facility.

Debentures payable represent amounts due to the SBA as a result of borrowing made pursuant to the SBIA. At December 31, 2000, the maturities, interest rates and principal payments on the SBA debentures were as follows:

Maturity Date (1)	Interest Rate		Amount

December 1, 2002		7.510%	$510,000

September 1, 2004		8.200%	3,000,000

September 1, 2004		8.200%	3,000,000

March 1, 2005		7.840%	3,000,000

June 1, 2005		6.690%	5,000,000

September 1, 2005		6.875%	7,000,000

September 1, 2006		7.590%	2,490,000

September 1, 2010	(2)	7.452%	3,000,000

September 1, 2010	(2)	7.452%	4,310,000

			$31,310,000

(1)	During the year ended December 31, 2000 and 1999, we paid off $11,640,000 and $4,150,000,respectively, in debentures payable at their maturity. Total debentures outstanding at December 31, 1999 were $35,640,000.

(2)	Does not include the 1% annual fee that the SBA charges on all SBA debentures issued after 1996.

As of December 31, 2000, the SBA has committed to us for the issuance of $5.2 million in new SBA debentures.

Principal payments required on the notes payable and debentures payable at December 31, 2000, are as follows:

Year Ending
December 31,	Total	SBA Debentures	Notes Payable

2001	$6,667,000	$—	$6,667,000

2002	5,510,000	510,000	5,000,000

2003	5,000,000	—	5,000,000

2004	21,000,000	6,000,000	15,000,000

2005	25,000,000	15,000,000	10,000,000

Thereafter	9,800,000	9,800,000	—

	$72,977,000	$31,310,000	$41,667,000

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Borrower Advances:

As part of the monitoring process to verify that the borrowers’ cash equity is utilized for its intended purpose, we receive deposits from the borrowers and release the funds upon presentation of appropriate supporting documentation. We had $1,549,000 and $2,415,000 in funds held on behalf of borrowers at December 31, 2000 and 1999, respectively, which is included as a liability on the accompanying consolidated balance sheets.

Note 8. Cumulative Preferred Stock of Consolidated Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) and 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 3% Preferred Stock and the 4% Preferred Stock (collectively, the “Preferred Stock”) are held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or in part, the 3% Preferred Stock by paying 35% of the par value of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of approximately $90,000 on the 3% Preferred Stock were recognized during each of the years ended December 31, 2000, 1999 and 1998.

The 4% Preferred Stock was issued during 1994 ($2,000,000) and 1995 ($2,000,000), and must be redeemed at par no later than 15 years from the date of issuance. Dividends of $161,000, $160,000 and $160,000 were recognized on the 4% Preferred Stock during the years ended December 31, 2000, 1999 and 1998, respectively.

Neither series of Preferred Stock has any preemptive or conversion rights. The Preferred Stock provides for a liquidation preference in the amount of $100 per share plus accrued and unpaid dividends.

Note 9. Net Unrealized Appreciation on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation on investments is comprised of the following at December 31, 2000 and 1999:

	December 31,

	2000	1999

Loans receivable	$(659)	$(190)

Retained interests in transferred assets	1,379	590

Other investments	82	—

	$802	$400

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity in our investments written-off and change in unrealized appreciation (depreciation) on investments is as follows:

	Year Ended December 31, 2000

	Retained Interests
	in Transferred	Loans
	Assets	Receivable	Total

Investments written-off	$—	$(17,000)	$(17,000)

Change in unrealized appreciation (depreciation) on investments	871,000	(469,000)	402,000

Total realized and unrealized gain (loss) on investments	$871,000	$(486,000)	$385,000

	Year Ended December 31, 1999

	Retained Interests
	in Transferred	Loans
	Assets	Receivable	Total

Investments written-off	$(1,270,000)	$(535,000)	$(1,805,000)

Change in unrealized appreciation (depreciation) on investments	770,000	404,000	1,174,000

Total realized and unrealized gain (loss) on investments	$(500,000)	$(131,000)	$(631,000)

	Year Ended December 31, 1998

	Retained Interests
	in Transferred	Loans
	Assets	Receivable	Total

Investments written-off	$—	$(219,000)	$(219,000)

Change in unrealized appreciation (depreciation) on investments	120,000	(100,000)	20,000

Total realized and unrealized gain (loss) on investments	$120,000	$(319,000)	$(199,000)

During the years ended December 31, 2000, 1999 and 1998 we recognized gains of $564,000, $2,564,000 and $925,000, respectively, from the sale of loans through securitizations.

Note 10. Earnings Per Common Share Computations:

The computations of basic earnings per common share are based on the weighted average number of our shares outstanding. The weighted average number of shares used in the computations of basic earnings per common share was 11,841,000, 11,829,000 and 11,800,000 for the years ended December 31, 2000, 1999 and 1998, respectively. The fully diluted weighted average shares outstanding were 11,845,000 and 11,831,000 during the year ended December 31, 2000 and 1999, respectively. There was no change in the weighted average shares outstanding for the effect of stock options during the year ended December 31, 1998 since the stock options were anti-dilutive. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were $251,000, $250,000 and $250,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Dividend Reinvestment and Cash Purchase Plan:

We have a dividend reinvestment and cash purchase plan (the “Plan”) for up to 1,000,000 shares of common stock. As amended, effective March 1998, participants in the Plan have the option to reinvest all or a portion of dividends received plus an optional cash purchase of up to $5,000 per month. The optional cash portion of the plan was suspended during April, 1998. Since April 1998, we have been using the open market to purchase shares with the proceeds from the dividend reinvestment portion of the plan. Accordingly, when we use the open market to purchase the shares we do not issue new shares or receive the proceeds. As a result we had no share issuances pursuant to the Plan during the years ended December 31, 2000 and 1999. During the year ended December 31, 1998, we issued 198,329 shares of common stock pursuant to the Plan for proceeds (through cash and the reinvestment of dividends) of approximately $2.8 million.

Note 12. Profit Sharing Plan:

We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, $247,000, $243,000 and $243,000, respectively, has been expensed during each of the years ended December 31, 2000, 1999 and 1998. Contributions to the profit sharing plan are at the discretion of our Board of Directors.

Note 13. Stock Based Compensation Plan:

We have two stock based compensation plans; the PMC Capital, Inc. 1997 Non-Employee Director Stock Option Plan and the PMC Capital, Inc. 1997 Employee Stock Option Plan (collectively, the “Option Plan”). Under the Option Plan, we are authorized to issue up to 6% of the then outstanding shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) to employees and non-qualified stock options to employees.

We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Plan. In 1995, SFAS No. 123 “Accounting for Stock-Based compensation” was issued which, if fully adopted by us would have changed the methods we apply in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS No. 123 is optional and we did not elect these provisions of SFAS No. 123. However, pro-forma disclosures (as if we adopted the cost recognition provisions of SFAS No. 123) are required by SFAS No. 123 and are presented below.

Stock Options

We granted stock options during the years ended December 31, 2000, 1999 and 1998 to certain employees and directors. The stock options granted (1) all have contractual terms of five years, (2) have an exercise price equal to the fair market value of the stock at grant date, and. (3) vest 100% on the first anniversary of the date of grant.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of our stock options as of December 31, 2000, 1999 and 1998 and the changes during the years ended on those dates are as follows:

	2000		1999		1998

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at January 1	196,055	$12.15	134,855	$14.18	86,755	$14.21

Granted	66,800	$9.03	65,000	$8.04	56,000	$14.07

Exercised	(24,400)	$8.06	—	—	—	—

Forfeited	(28,550)	$11.55	(800)	$11.06	(7,900)	$14.13

Expired	—	—	(3,000)	$14.13	—	—

Outstanding at December 31	209,905	$11.72	196,055	$12.15	134,855	$14.18

Exercisable at December 31	150,605	$12.77	131,455	$14.16	86,455	$14.21

Weighted-average fair value of options granted during the year	$0.57		$0.35		$0.78

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the years ended December 31, 2000, 1999 and 1998:

Assumption	2000	1999	1998

Expected Term (years)	3.0	3.0	3.0

Risk-Free Interest Rate	6.40%	5.81%	5.55%

Expected Dividend Yield	11.03%	12.43%	8.80%

Expected Volatility	19.78%	18.36%	15.63%

Pro-Forma Net Income and Earnings Per Common Share

Had the compensation cost for our stock-based compensation plans been determined consistent with SFAS No. 123, our net income and earnings per common share for the years ended December 31, 2000, 1999 and 1998 would approximate the pro-forma amounts below (in thousands, except per share data):

	December 31, 2000		December 31, 1999		December 31, 1998

	As	Pro-	As	Pro-	As	Pro-
	Reported	Forma	Reported	Forma	Reported	Forma

SFAS No. 123 Charge	$—	$28	$—	$28	$—	$44

APB 25 Charge	$—	$—	$—	$—	$—	$—

Net Income	$11,253	$11,225	$13,420	$13,392	$13,949	$13,905

Basic and Diluted Earnings Per Common Share	$0.93	$0.93	$1.11	$1.11	$1.16	$1.16

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2000:

	Number		Weighted	Number
	Outstanding	Weighted	Average	Exercisable	Weighted
	at	Average	Remaining	at	Average
Range of	December 31,	Exercise	Contractual	December 31,	Exercise
Exercise Prices	2000	Price	Life	2000	Price

$7.8125 to $9.06	99,500	$9.02	$4.75	40,200	$8.78

$14.0625 to $14.3125	110,405	$14.16	$1.81	110,405	$14.16

$7.8125 to $14.3125	209,905	$11.72	$3.27	150,605	$12.77

The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future amounts.

Note 14. Related Party Transactions:

Pursuant to SBA rules and regulations, distributions from our wholly-owned regulated investment company subsidiaries are limited. As of December 31, 2000 and 1999, the amounts of dividends available for distribution were approximately $2.1 million and $2.0 million, respectively.

Pursuant to the investment management agreements entered into between PMC Commercial and PMC Advisers, fees of between 0.40% and 1.67%, annually, are charged by PMC Advisers based upon the average principal outstanding of PMC Commercial’s loans. Commencing July 1, 2000, the highest rate charged was reduced from 1.67% to 1.55%. In addition, the investment management agreement includes compensation to PMC Advisers for (1) its assistance in the issuance of PMC Commercial’s debt and equity securities, (2) providing services relating to the supervision of leases entered into by PMC Commercial and, (3) the acquisition by PMC Commercial of limited service hospitality properties. Fees for the three years in the period ended December 31, 2000 were as follows:

	Years Ended December 31,

Type of Fee	2000	1999	1998

	(In thousands)
Loan servicing and origination fee	$1,599	$1,726	$1,789

Lease supervision	500	482	218

Structured financing	100	—	167

Property acquisition	—	81	466

	$2,199	$2,289	$2,640

PMC Capital allocates overhead to PMC Advisers to the extent that PMC Advisers utilizes the staff and facilities of PMC Capital. The overhead allocated during the years ended December 31, 2000, 1999 and 1998, was $1,701,000, $1,747,000 and $2,470,000, respectively. These amounts are included in Other income, net, on the accompanying consolidated statements of income. In no event will the allocated expenses exceed the income available from the operations of PMC Advisers.

Note 15. Commitments and Contingencies:

Operating Leases
During 1991, we entered into an agreement to lease our corporate office space for a 15 year period from a corporation, a majority of whose principals are our officers and directors. During September 1998, we exercised the option to terminate the lease effective January 1, 1999.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In September 1998, we entered into a five-year lease for office space commencing December 1998. We may at our option, renew the term of the lease for two additional five-year periods. At December 31, 2000, we had additional agreements to lease office space in Kansas City, Missouri, Phoenix, Arizona and Atlanta, Georgia. Rental expense amounted to approximately $315,000, $286,000 and $244,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

Future minimum lease payments at December 31, 2000 are as follows:

Year Ending
December 31,	Amount

2001	$284,000

2002	284,000

2003	284,000

2004	24,000

$876,000

Loan Commitments
Loan commitments outstanding at December 31, 2000, including the unfunded portion of projects in the construction phase, amounted to approximately $32.2 million. Of these commitments, $11.4 million are for loans to be originated by First Western, a portion of which will be sold pursuant to SBA Guaranteed Sales. These commitments are made in the ordinary course of our business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Employment Agreements

We have employment contracts with certain of our officers and/or employees for terms expiring June 2003. Annual remuneration during the term of the contracts does not exceed $315,000 for any one individual. Future minimum payments under these contracts are as follows:

Year Ending
December 31,	Amount

2001	$1,185,000

2002	1,185,000

2003	592,000

$2,962,000

During the years ended December 31, 2000, 1999 and 1998 compensation to officers was approximately $1.6 million, $1.7 million and $1.5 million, respectively.

Litigation
In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our consolidated financial position or results of operations.

Note 16. Credit and Interest Rate Risk:

We have established a fundamental policy that requires investment of at least 25% of our total assets in the lodging industry, and allows investment of up to 100% of our total assets in this industry. At December 31, 2000 and 1999, loans to businesses in the lodging industry comprised 53% and 55% of our total assets,

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

respectively, and 85% and 86% of our loans receivable, net, respectively. Any economic factors that negatively impact the lodging industry could have a material adverse effect on our business. Additionally, at December 31, 2000, loans to businesses located in Texas and Georgia comprised approximately 20% and 15%, respectively, of our outstanding loan portfolio. A decline in economic conditions in Texas or Georgia may have an adverse affect on us.

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

Note 17. Recent Accounting Pronouncements

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

In July 2000, EITF 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Financial Assets” (“EITF 99-20”) was issued. EITF 99-20 provides guidance on interest income recognition and measurement guidance for interests retained in a securitization transaction accounted for as a sale and for purchased beneficial interests. EITF 99-20 is effective for all fiscal quarters beginning after December 15, 2000. The impact of adoption of EITF 99-20 will not significantly impact our consolidated financial statements.

Note 18. Subsequent Event

On March 14, 2001, the Board declared a dividend of $0.25 per share to shareholders of record on March 31, 2001, payable in April 2001. In the absence of unforeseen events, the Board has determined that the present level of quarterly dividends will be adjusted commencing with the dividend payable in July 2001. At that time, we anticipate that the quarterly dividend will be reduced to a range between $0.18 per share and $0.22 per share.

Report of Independent Accountants
on Consolidating Financial Statements

To the Shareholders and Board of Directors PMC Capital, Inc.:

The report on our audit of the consolidated financial statements of PMC Capital, Inc. and its subsidiaries as of December 31, 2000 and for the year then ended appears on page F-4 of this Form 10-K. That audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating balance sheet and related consolidating statements of income, cash flows and shareholders’ equity is presented for purposes of additional analysis and is not a required part of the consolidated financial statements. Such information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

March 2, 2001, except for Note 18, as
   to which the date is March 14, 2001

Dallas, Texas

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2000
( In thousands, except per share data)

					FIRST	WESTERN
			CONSOLIDATED		WESTERN SBLC,	FINANCIAL	PMC
			BEFORE	PMC CAPITAL,	INC. AND	CAPITAL	INVESTMENT
	CONSOLIDATED	ELIMINATION	ELIMINATION	INC.	SUBSIDIARIES	CORPORATION	CORPORATION

ASSETS

Investments at value:

Loans receivable, net	$100,353	$—	$100,353	$23,652	$16,279	$17,003	$43,419
Retained interests in transferred assets	32,341	—	32,341	28,338	4,003	—	—

Cash equivalents	21,655	—	21,655	18,385	1,276	1,807	187
Mortgage-backed security of affiliate	1,841	—	1,841	1,841	—	—	—
Restricted investments	177	—	177	—	177	—	—
Investment in subsidiaries	148	(23,470)	23,618	23,618	—	—	—

Total investments	156,515	(23,470)	179,985	95,834	21,735	18,810	43,606

Other assets:
Due from unconsolidated subsidiaries	2,278	(21,491)	23,769	23,749	—	—	20
Deferred charges, deposits and other assets	938	—	938	253	113	244	328

Receivable for loans sold	750	—	750	8	742	—	—

Accrued interest receivable	579	—	579	142	85	131	221

Cash	254	—	254	171	66	7	10

Property and equipment, net	164	—	164	164	—	—	—

Total other assets	4,963	(21,491)	26,454	24,487	1,006	382	579

Total assets	$161,478	$(44,961)	$206,439	$120,321	$22,741	$19,192	$44,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:

Notes and debentures payable	$72,977	$—	$72,977	$41,667	$—	$10,310	$21,000

Dividends payable	3,026	—	3,026	2,963	—	—	63
Borrower advances	1,549	—	1,549	631	413	225	280
Accrued interest payable	1,284	—	1,284	573	30	258	423
Accounts payable	1,088	—	1,088	127	955	6	—
Due to unconsolidated subsidiaries	667	(21,491)	22,158	635	18,771	178	2,574
Other liabilities	1,220	—	1,220	1,058	115	32	15

Total liabilities	81,811	(21,491)	103,302	47,654	20,284	11,009	24,355

Cumulative preferred stock of subsidiary	7,000	3,000	4,000	—	—	—	4,000

Shareholders’ equity:
Cumulative preferred stock of subsidiary, 3%	—	(3,000)	3,000	—	—	—	3,000
Common stock	119	(22)	141	119	—	21	1
Additional paid-in capital	71,508	(22,373)	93,881	71,508	2,000	7,934	12,439
Undistributed net operating income	238	(2,075)	2,313	(230)	1,730	261	552
Net unrealized appreciation (depreciation) on investments	802	—	802	1,270	(273)	(33)	(162)

	72,667	(27,470)	100,137	72,667	3,457	8,183	15,830
Less treasury stock	—	1,000	(1,000)	—	(1,000)	—	—

Total shareholders’ equity	72,667	(26,470)	99,137	72,667	2,457	8,183	15,830

Total liabilities and shareholders’ equity	$161,478	$(44,961)	$206,439	$120,321	$22,741	$19,192	$44,185

Net asset value per common share	$6.13

The accompanying notes are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2000
(In thousands, except per share data)
					FIRST	WESTERN
			CONSOLIDATED		WESTERN SBLC,	FINANCIAL	PMC
			BEFORE	PMC CAPITAL,	INC. AND	CAPITAL	INVESTMENT
	CONSOLIDATED	ELIMINATION	ELIMINATION	INC.	SUBSIDIARIES	CORPORATION	CORPORATION

Investment income:

Interest	$13,540	$—	$13,540	$4,559	$2,551	$1,902	$4,528

Income from retained interests in transferred assets	4,020		4,020	3,435	585	—	—

Premium income	573	—	573	318	255	—	—

Other investment income, net	823	—	823	497	67	54	205

Total investment income	18,956	—	18,956	8,809	3,458	1,956	4,733

Other income, net	2,148	—	2,148	1,801	129	141	77

Equity in income (loss) of subsidiaries	480	(7,403)	7,883	7,883	—	—	—

Total income	21,584	(7,403)	28,987	18,493	3,587	2,097	4,810

Expense:

Interest	5,383	—	5,383	3,135	18	942	1,288

Salaries and related benefits	4,182	—	4,182	4,182	—	—	—

General and administrative	750	—	750	674	44	26	6

Rent	315	—	315	315	—	—	—

Legal and accounting	260	—	260	256	—	2	2

Profit sharing plan	247	—	247	247	—	—	—

Small Business Administration fees	86	—	86	—	1	25	60

Directors and shareholders expense	57	—	57	55	2	—	—

Total expense	11,280	—	11,280	8,864	65	995	1,356

Net operating income	10,304	(7,403)	17,707	9,629	3,522	1,102	3,454

Realized and unrealized gain (loss) on investments:
Investments written-off	(17)	—	(17)	—	(17)	—	—
Sale of assets	564	—	564	564	—	—	—
Change in unrealized appreciation (depreciation) on investments	402	—	402	1,060	(536)	(13)	(109)

Total realized and unrealized gain (loss) on investments	949	—	949	1,624	(553)	(13)	(109)

Net operating income and realized and unrealized gain (loss) on investments	$11,253	$(7,403)	$18,656	$11,253	$2,969	$1,089	$3,345

Preferred dividends	$251	$(251)	$502	$251	$—	$—	$251

Basic and diluted earnings per share	$0.93

The accompanying notes are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF SHAREHOLDERS’ EQUITY
DECEMBER 31, 2000
(In thousands)

					Net
					Unrealized
			Additional	Undistributed	Appreciation		Total
	Preferred	Common	Paid-in	Net Operating	(Depreciation)	Treasury	Shareholders'
	Stock, 3%	Stock	Capital	Income	on Investments	Stock	Equity

PMC CAPITAL, INC.

Balances, January 1, 2000	$—	$118	$71,312	$1,674	$210	$—	$73,314

Net income	—	—	—	10,193	1,060	—	11,253

Preferred dividend of consolidated subsidiary	—	—	—	(251)	—	—	(251)

Issuances of common stock pursuant to stock option plan, 24,400 shares	—	1	196	—	—	—	197

Dividends on common stock	—	—	—	(11,846)	—	—	(11,846)

Balances, December 31, 2000	$—	$119	$71,508	$(230)	$1,270	$—	$72,667

FIRST WESTERN SBLC, INC. AND SUBSIDIARIES

Balances, January 1, 2000	$—	$—	$2,000	$1,125	$263	$(1,000)	$2,388

Net income	—	—	—	3,505	(536)	—	2,969

Dividends to parent company	—	—	—	(2,900)	—	—	(2,900)

Balances, December 31, 2000	$—	$—	$2,000	$1,730	$(273)	$(1,000)	$2,457

WESTERN FINANCIAL CAPITAL CORPORATION

Balances, January 1, 2000	$—	$21	$7,934	$269	$(20)	$—	$8,204

Net income	—	—	—	1,102	(13)	—	1,089

Dividends to parent company	—	—	—	(1,110)	—	—	(1,110)

Balances, December 31, 2000	$—	$21	$7,934	$261	$(33)	$—	$8,183

PMC INVESTMENT CORPORATION

Balances, January 1, 2000	$3,000	$1	$12,439	$432	$(53)	$—	$15,819

Net income	—	—	—	3,454	(109)	—	3,345

Dividends to parent company	—	—	—	(3,083)	—	—	(3,083)

Dividends, preferred	—	—	—	(251)	—	—	(251)

Balances, December 31, 2000	$3,000	$1	$12,439	$552	$(162)	$—	$15,830

ELIMINATION ADJUSTMENTS

Equity in income of subsidiaries	—	—	—	(7,403)	—	—	(7,403)

Dividends to parent	—	—	—	7,093	—	—	7,093

Preferred dividend of consolidated subsidiary	—	—	—	251	—	—	251

Stock of subsidiaries	(3,000)	(22)	(22,373)	—	—	1,000	(24,395)

Undistributed earnings of subsidiaries	—	—	—	(2,016)	—	—	(2,016)

	(3,000)	(22)	(22,373)	(2,075)	—	1,000	(26,470)

CONSOLIDATED	$—	$119	$71,508	$238	$802	$—	$72,667

The accompanying notes are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2000
(In thousands)

			CONSOLIDATED		FIRST	WESTERN
			BEFORE		WESTERN SBLC,	FINANCIAL	PMC
		ELIMINATION	ELIMINATION	PMC CAPITAL,	INC. AND	CAPITAL	INVESTMENT
	CONSOLIDATED	ENTRIES	ENTRIES	INC.	SUBSIDIARIES	CORPORATION	CORPORATION

Cash flows from operating activities:

Net operating income and realized and unrealized gain (loss) on investments	$11,253	$(7,403)	$18,656	$11,253	$2,969	$1,089	$3,345

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:

Loans funded, held for sale	(8,606)	—	(8,606)	—	(8,606)	—	—

Proceeds from sale of guaranteed loans	9,584	—	9,584	—	9,584	—	—

Change in unrealized depreciation on investments and investments written-off	(385)	—	(385)	(1,060)	553	13	109

Unrealized premium income, net	(255)	—	(255)	—	(255)	—	—

Depreciation and amortization	177	—	177	103	—	24	50

Accretion of loan discount and deferred fees	(288)	—	(288)	(41)	(83)	(46)	(118)

Deferred fees collected	47	—	47	16	12	19	—

Gain on sale of assets	(564)	—	(564)	(564)	—	—	—

Equity in income of subsidiaries	(480)	7,403	(7,883)	(7,883)	—	—	—

Net change in operating assets and liabilities:

Accrued interest receivable	(45)	—	(45)	70	(11)	(62)	(42)

Other assets	62	—	62	(65)	129	—	(2)

Accrued interest payable	35	—	35	77	10	(84)	32

Borrower advances	(866)	—	(866)	(388)	(267)	118	(329)

Other liabilities	(1,033)	—	(1,033)	(42)	(896)	(42)	(53)

Net cash provided by operating activities	8,636	—	8,636	1,476	3,139	1,029	2,992

Cash flows from investing activities:

Loans funded	(35,552)	—	(35,552)	(12,968)	(3,688)	(8,684)	(10,212)

Principal collected and other adjustments	11,233	—	11,233	2,238	2,168	1,644	5,183

Proceeds from sale of (purchase of) loans to (from) affiliates	—	—	—	—	—	1,266	(1,266)

Proceeds from sale of assets	65	—	65	—	27	—	38

Proceeds from retained interests in transferred assets	3,000	—	3,000	2,009	991	—	—

Proceeds from mortgage-backed security of affiliate	248	—	248	248	—	—	—

Distributions from unconsolidated subsidiaries	494	—	494	494	—	—	—

Purchase of furniture and fixtures and other assets	(15)	—	(15)	(15)	—	—	—

Investment in retained interests in transferred assets	(1,094)	—	(1,094)	(1,094)	—	—	—

Release of restricted cash	792	—	792	—	792	—	—

Advances to (from) affiliates and subsidiaries	(548)	—	(548)	(914)	(1,552)	(13)	1,931

Net cash used in investing activities	(21,377)	—	(21,377)	(10,002)	(1,262)	(5,787)	(4,326)

Cash flows from financing activities:

Proceeds from issuance of notes and debentures payable	17,310	—	17,310	10,000	—	4,310	3,000

Proceeds from debt issued by limited partnerships	24,955	—	24,955	24,955	—	—	—

Proceeds from issuance of common stock	197	—	197	197	—	—	—

Payment of dividends to parent	—	—	—	7,093	(2,900)	(1,110)	(3,083)

Payment of dividends on common stock	(12,018)	—	(12,018)	(12,018)	—	—	—

Payment of dividends on preferred stock	(251)	—	(251)	—	—	—	(251)

Payment of senior notes	(6,666)	—	(6,666)	(6,666)	—	—	—

Payment of SBA debentures	(11,640)	—	(11,640)	—	—	(6,640)	(5,000)

Payment of debt issuance costs	(430)	—	(430)	(242)	—	(113)	(75)

Net cash provided by (used in) financing activities	11,457	—	11,457	23,319	(2,900)	(3,553)	(5,409)

Net increase (decrease) in cash and cash equivalents	(1,284)	—	(1,284)	14,793	(1,023)	(8,311)	(6,743)

Cash and cash equivalents, beginning of year	23,193	—	23,193	3,763	2,365	10,125	6,940

Cash and cash equivalents, end of year	$21,909	$—	$21,909	$18,556	$1,342	$1,814	$197

Supplemental disclosure:

Interest paid	$5,348	$—	$5,348	$3,058	$7	$1,026	$1,257

Loans and interest receivable transferred to limited partnerships, net	$3,154	$—	$3,154	$3,154	$—	$—	$—

The accompanying notes are an integral part of these consolidating financial statements.

EXHIBITS

Exhibit	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 4(b)(1) to Amendment No. 9 to the Registration Statement on Form N-2 (Registration No. 33-2535) (the “N-2 Registration Statement”), dated November 29, 1991.

3.2	By-Laws, as amended (incorporated by reference to Exhibit 2 to Amendment No.7 to the N-2 Registration Statement dated April 27, 1989).

4.1	Certificate of Common Stock (incorporated by reference to Exhibit 4 to Amendment No. 1 to the N-2 Registration Statement dated November 10, 1993).

4.2	Debenture dated September 24, 1996 for $2,490,000 loan with SBA. (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996).

4.13	Debenture dated September 28, 1994 for $3,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

4.14	Debenture dated September 28, 1994 for $3,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

4.15	Senior Note dated July 19, 1993 for $6,000,000 with Columbine Life Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

4.16	Senior Note dated July 19, 1993 for $9,000,000 with Life Insurance Company of Georgia (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

4.17	Senior Note dated July 19, 1993 for $5,000,000 with Southland Life Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

4.18	Senior Note dated December 15, 1993 for $2,000,000 with Peerless Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

4.19	Senior Note dated December 15, 1993 for $3,000,000 with Security Life of Denver Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

Exhibit	Description

4.20	Debenture dated March 29, 1995 for $3,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.21	Debenture dated June 28, 1995 for $5,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.22	Debenture dated September 27, 1995 for $7,000,000 loan with SBA. . (Incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.26	Debenture dated December 6, 1992 for $510,000 loan with SBA assumed from J & D Capital Corporation (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.27	Senior Note dated April 19, 1995 for $5,000,000 with Security Life of Denver Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.28	Senior Note dated April 19, 1995 for $2,000,000 with Peerless Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.29	Senior Note dated April 19, 1995 for $2,000,000 with Indiana Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.30	Senior Note dated April 19, 1995 for $1,000,000 with Security Life of Denver Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.32	Senior Note dated July 19, 1999 for $10,000,000 with Equitable Life Insurance Company of Iowa (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1999).

*4.33	Senior Note dated July 19, 2000 for $10,000,000 with Equitable Life Insurance Company of Iowa.

*4.34	Debenture dated September 27, 2000 for $4,310,000 loan with SBA.

*4.35	Debenture dated September 27, 2000 for $3,000,000 loan with SBA.

*10.1	Employment contract between the Registrant and Lance B. Rosemore dated July 1, 2000.

Exhibit	Description

*10.2	Employment contract between the Registrant and Andrew S. Rosemore dated July 1, 2000.

*10.4	Employment contract between the Registrant and Jan F. Salit dated July 1, 2000.

*10.5	Employment contract between the Registrant and Barry N. Berlin dated July 1, 2000.

*10.6	Employment contract between the Registrant and Mary J. Brownmiller dated July 1, 2000.

*10.7	Revolving Credit Facility dated March 22, 2000.

10.8	Servicing Agreement by and among Sun Trust Bank, PMC Capital Limited Partnership and PMC Capital, Inc. (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996).

10.9	PMC Capital, Inc. 1997 Non-Employee Stock Option Plan (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1997).

10.10	PMC Capital, Inc. 1997 Employee Stock Option Plan. (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996).

*10.11	Employment contract between the Registrant and Cheryl T. Murray dated July 1, 2000.

10.12	Servicing Agreement by and among Harris Trust savings Bank,as Trustee and Supervisory Servicer, PMC Capital L.P. 1998-1, as Issuer, and PMC Capital, Inc., as Servicer (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1998).

10.13	Second Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of loan dated as of March 15, 1998 (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended March 31, 1998)

Exhibit	Description

10.14	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1999-1, as Issuer, and PMC Capital, Inc., as Servicer. (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended June 30, 1999).

10.15	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000. (incorporated by reference from Registrant’s Form 8-K filed on March 13, 2001).

10.16	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference from Registrant’s Form 8-K filed on March 13, 2001).

*21	Subsidiaries of Registrant

*	Filed herewith