Form 10-Q
period 2001-03-31
PMC CAPITAL INC
filed 2001-05-15
CIK 722571

FORM 10–Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number 811-3780

PMC CAPITAL, INC

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

YES X NO ____

As of May 14, 2001, Registrant had outstanding 11,853,516 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -

March 31, 2001 (Unaudited) and December 31, 2000	2

Consolidated Statements of Income (Unaudited) -

Three Months Ended March 31, 2001 and 2000	3

Consolidated Statements of Cash Flows (Unaudited) -

Three Months Ended March 31, 2001 and 2000	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	23

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits and Reports on Form 8-K	24

PART I

Financial Information

ITEM 1.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Investments at value:

Loans receivable, net	$112,830	$100,353

Retained interests in transferred assets	32,169	32,341

Cash equivalents	8,653	21,655

Mortgage-backed security of affiliate	1,828	1,841

Restricted investments	540	177

Investment in unconsolidated subsidiaries	239	148

Assets acquired in liquidation	217	—

Total investments at value	156,476	156,515

Other assets:

Due from unconsolidated subsidiaries	1,802	2,278

Deferred charges, deposits and other assets	947	938

Receivable for loans sold	73	750

Accrued interest receivable	577	579

Cash	371	254

Property and equipment, net	178	164

Total other assets	3,948	4,963

Total assets	$160,424	$161,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Notes and debentures payable	$72,977	$72,977

Dividends payable	3,025	3,026

Borrower advances	1,662	1,549

Accrued interest payable	887	1,284

Accounts payable	1,347	1,088

Due to unconsolidated subsidiaries	555	667

Other liabilities	869	1,220

Total liabilities	81,322	81,811

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:

Common stock, authorized 30,000,000 shares of $.01 par value, 11,853,516 shares issued and outstanding at March 31, 2001 and December 31, 2000	119	119

Additional paid-in capital	71,508	71,508

Undistributed (dividends in excess of) net operating income	(744)	238

Net unrealized appreciation on investments	1,219	802

	72,102	72,667

Total liabilities and shareholders’ equity	$160,424	$161,478

Net asset value per common share	$6.08	$6.13

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2001	2000

	(Unaudited)
Investment income:

Interest	$3,154	$3,232

Income from retained interests in transferred assets	1,265	1,054

Premium income	110	119

Other investment income, net	163	127

Total investment income	4,692	4,532

Other income, net	471	499

Equity in income of unconsolidated subsidiaries, net	90	130

Total income	5,253	5,161

Expenses:

Interest	1,380	1,264

Salaries and related benefits	1,068	987

General and administrative	214	194

Rent	81	75

Profit sharing plan	51	38

Legal and accounting	86	89

Small Business Administration fees	32	26

Directors and shareholders expense	8	10

Total expenses	2,920	2,683

Net operating income	2,333	2,478

Realized and unrealized gain (loss) on investments:

Investments written-off	(290)	(5)

Change in unrealized appreciation (depreciation) on investments	417	143

Total realized and unrealized gain (loss) on investments	127	138

Net operating income and realized and unrealized gain (loss) on investments	$2,460	$2,616

Preferred dividends	$62	$62

Basic weighted average common shares outstanding	11,853	11,829

Diluted weighted average common shares outstanding	11,857	11,829

Basic and diluted earnings per common share	$0.20	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2001	2000

	(Unaudited)
Cash flows from operating activities:

Net operating income and realized and unrealized gain (loss) on investments	$2,460	$2,616

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:

Loans funded, held for sale	(727)	(2,298)

Proceeds from sale of guaranteed loans	2,264	1,211

Change in unrealized depreciation on investments and investments written-off	(127)	(138)

Unrealized premium income, net	(8)	(44)

Depreciation and amortization	44	221

Accretion of loan discount and deferred fees	(27)	(297)

Deferred fees collected	—	18

Equity in income of unconsolidated subsidiaries, net	(90)	(130)

Net change in operating assets and liabilities:

Accrued interest receivable	(2)	(52)

Other assets	(34)	35

Accrued interest payable	(398)	(398)

Borrower advances	115	(701)

Other liabilities	(82)	(803)

Net cash provided by (used in) operating activities	3,388	(760)

Cash flows from investing activities:

Loans funded	(14,901)	(10,892)

Principal collected	1,297	2,597

Proceeds from retained interests in transferred assets	385	801

Purchase of property and equipment and other assets	(32)	(8)

Proceeds from mortgage-backed security of affiliate	11	56

Release of (investment in) restricted cash	(370)	512

Advances from unconsolidated affiliates, net	363	2,422

Net cash used in investing activities	(13,247)	(4,512)

Cash flows from financing activities:

Payment of dividends on common stock	(2,963)	(3,135)

Payment of dividends on preferred stock	(63)	(62)

Payment of SBA debentures	—	(4,000)

Net cash used in financing activities	(3,026)	(7,197)

Net decrease in cash and cash equivalents	(12,885)	(12,469)

Cash and cash equivalents, beginning of year	21,909	23,193

Cash and cash equivalents, end of period	$9,024	$10,724

Supplemental disclosure:

Interest paid	$1,779	$1,662

Reclassification from loans receivable to real property owned	$217	$—

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned regulated investment company subsidiaries (collectively, “we”, “us” or “our”) as of March 31, 2001 and the consolidated statements of income and cash flows for the three months ended March 31, 2001 and 2000 have not been audited by independent accountants. In the opinion of our management, the financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our 2000 Annual Report on Form 10-K.

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

The results for the three months ended March 31, 2001 are not necessarily indicative of future financial results.

Note 2. Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3. Business and Consolidation:

Business
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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Principles of Consolidation
The consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western, PMCIC and Western Financial. Intercompany transactions have been eliminated in consolidation.

The accounts of our wholly-owned non-investment company act subsidiaries (other than the Limited Partnerships), PMC Advisers and PMC Funding are accounted for by the equity method of accounting in conformity with Federal securities laws. Our interests in the Limited Partnerships are accounted for as retained interests in transferred assets.

Note 4. Retained Interests in Transferred Assets:

Upon securitization and sale of our loan pools, we value the Retained Interest in accordance with SFAS No. 125 since our securitizations meet the definition of a transfer under SFAS No. 125. Our retained interests in transferred assets (the “Retained Interests”) are comprised of three separate assets: (1) the “Reserve Fund,” and the interest earned thereon, which consists of the cash required to be kept in a liquid cash account pursuant to the securitization documents, (2) the subordinated portion of the sold loans (commonly referred to as the “B” piece or the “over-collateralized” or “OC” portions of the loans), and (3) the excess cash flow that is to be received by us in the future after (a) payment of all interest and principal amount due to the purchaser of the loans or the “Noteholders,” (b) payment of all principal and interest on the “B” piece, (c) the repayment of the corpus of the Reserve Fund and (d) ongoing costs of the transaction. This excess cash flow is the interest-only strip receivable or the “IO Receivable.”

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Retained Interests are comprised of the following as of March 31, 2001 and December 31, 2000, respectively:

	March 31, 2001

	Total	OC Piece	Reserve Fund	IO Receivable

		(In thousands)
First Western	$4,126	$—	$1,169	$2,957

1996 Partnership	6,526	5,708	818	—

1998 Partnership	4,944	1,900	2,007	1,037

1999 Partnership	10,798	4,399	2,483	3,916

2000 Joint Venture	5,775	3,374	1,333	1,068

	$32,169	$15,381	$7,810	$8,978

	December 31, 2000

	Total	OC Piece	Reserve Fund	IO Receivable

		(In thousands)
First Western	$4,004	$—	$1,142	$2,862

1996 Partnership	6,568	5,749	819	—

1998 Partnership	5,249	1,999	2,086	1,164

1999 Partnership	10,832	4,346	2,465	4,021

2000 Joint Venture	5,688	3,256	1,314	1,118

	$32,341	$15,350	$7,826	$9,165

Retained Interest Details:

First Western. First Western sells the unguaranteed portion of some of its originated loans through private placements (“SBA Unguaranteed Sales”). First Western retains the right to service all such loans. In addition, the SBA guaranteed portions of First Western’s loans are sold to either dealers in government guaranteed loans or institutional investors.

PMC Capital Limited Partnership. On November 13, 1996, the 1996 Partnership (a special purpose affiliate of PMC Capital) completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A.

PMC Capital L.P. 1998-1. On November 24, 1998, the 1998 Partnership (a special purpose affiliate of PMC Capital) completed a private placement of approximately $39.6 million of its Loan-Backed Variable Rate Notes, Series 1998-1.

PMC Capital L.P. 1999-1. On June 3, 1999, the 1999 Partnership (a special purpose affiliate of PMC Capital) completed a private placement of approximately $55.6 million of its Loan-Backed Fixed Rate Notes, Series 1999-1.

PMC Joint Venture, LP 2000. On December 18, 2000, the 2000 Joint Venture (a special purpose affiliate of PMC Capital and our affiliate, PMC Commercial Trust) completed a private placement of

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

approximately $74.5 million of its Loan-Backed Fixed Rate Notes, Series 2000 (the “2000 Notes”). PMC Capital owns approximately 33% of the 2000 Joint Venture as of March 31, 2001 and December 31, 2000. Accordingly, at inception PMC Capital’s share of the 2000 Notes amounted to approximately $24.9 million (the “2000 PMC Notes). At March 31, 2001, the aggregate remaining principal balance of PMC Capital’s loans sold to the 2000 Joint Venture was $27.9 million and the outstanding balance on the 2000 PMC Notes was $24.9 million. During the three months ended March 31, 2001, our limited partnership share of the net income of the 2000 Joint Venture was approximately $203,000.

Valuation of Retained Interests. As there is no quoted market value of Retained Interests, the fair value is based on management’s estimate of the fair market value. This value may or may not vary significantly from what a willing buyer would pay for these assets. In determining the fair value of the Retained Interests related to our securitization and sale transactions, we utilize certain assumptions which include:

	SBA 7(a)	Non-SBA 7(a)
	Transactions	Transactions

Prepayment rate (a)	Minimum 17% CPR	Minimum 7% CPR

Loss rate (b)	Range from 0.4% to 0.7% per annum	Range from 0.3% to 0.6% per annum

Discount rate (c)	Range from 10.5% to 13.5%	Range from 8.0% to 13.5%

(a)	The prepayment rate is based on current performance of the respective loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans. The minimum rates are for the twelve month period ending March 31, 2002.

(b)	Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a range of 0.3% to 0.7% loss rate covers this inherent risk. For SBA 7(a) guaranteed loan sales, there are no assumed losses since all principal losses are the responsibility of the SBA.

(c)	The discount rates are as of March 31, 2001 and are based upon our estimate of comparable rates which would be used by potential purchasers of similar assets. The discount rates (1) range from 8.0% to 8.8% for our “B” Pieces, (2) are 10.5% for our Reserve Fund and (3) are 13.5% for our IO Receivables.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following information summarizes the financial position at March 31, 2001 and December 31, 2000 and the results of operations for the three month periods ended March 31, 2001 and 2000 of the Limited Partnerships created in connection with our securitization transactions:

Summary of financial position:

	PMC Capital		PMC Capital, L. P.		PMC Capital, L. P.		PMC Joint Venture
	Limited Partnership		1998-1		1999-1		L.P. 2000 (1)

	2001	2000	2001	2000	2001	2000	2001	2000

				(In millions)
Loans Receivable, Net	$11.8	$12.0	$33.0	$34.9	$54.8	$55.3	$81.9	$83.6

Total Assets	$13.1	$12.9	$38.3	$38.5	$59.2	$59.8	$87.0	$87.4

Notes Payable	$6.3	$6.4	$33.0	$33.3	$50.7	$51.1	$73.1	$74.5

Total Liabilities	$6.8	$6.5	$33.8	$34.0	$51.6	$52.2	$73.5	$74.7

Partners’ Capital	$6.3	$6.4	$4.5	$4.5	$7.6	$7.6	$13.5	$12.7

(1)	Balances represent PMC Capital’s and PMC Commercial’s limited partnership interests in PMC Joint Venture, L.P. 2000.

Summary of Operations:

							PMC Joint
	PMC Capital		PMC Capital, L. P.		PMC Capital, L. P.		Venture
	Limited Partnership		1998-1		1999-1		L.P. 2000

	2001	2000	2001	2000	2001	2000	2001(1)

				(In thousands)
Interest Income	$348	$421	$960	$1,032	$1,375	$1,424	$2,028

Total Revenues	$351	$422	$1,019	$1,112	$1,416	$1,430	$2,185

Interest Expense	$108	$145	$704	$701	$838	$873	$1,345

Total Expenses	$111	$170	$734	$735	$884	$920	$1,399

Net Income	$240	$252	$285	$377	$532	$510	$786

(1)	The balances represent PMC Capital’s and PMC Commercial’s limited partnership interests in PMC Joint Venture, L.P. 2000.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In accordance with FASB No. 140, management has performed a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, losses and discount rates are different than management’s original assumptions.

The following summarizes the results of the sensitivity analysis as of March 31, 2001:

Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum	$29,441,000	$2,728,000

Losses increase by 100 basis points per annum	$26,844,000	$5,325,000

Prepayments increase by 5% per annun	$31,011,000	$1,158,000

Prepayments increase by 10% per annum	$30,138,000	$2,031,000

Discount rates increase by 1%	$30,884,000	$1,285,000

Discount rates increase by 2%	$29,718,000	$2,451,000

Note 5. Dividends Paid and Declared:

In January 2001, we paid a quarterly dividend of $0.25 per share of common stock to shareholders of record on December 31, 2000. On March 14, 2001, the Board declared a dividend of $0.25 per share to shareholders of record on March 31, 2001, which was paid in April 2001. In the absence of unforeseen events, the Board has determined that the present level of quarterly dividends will be adjusted commencing with the dividend payable in July 2001. We anticipate that the quarterly dividend at that time will be reduced to a range between $0.18 per share and $0.22 per share.

Note 6. Net Unrealized Appreciation on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation on investments is comprised of the following at March 31, 2001 and December 31, 2000:

	March 31,	December 31,
	2001	2000

	(In thousands)
Loans receivable	$(417)	$(659)

Retained interests in transferred assets	1,556	1,379

Other investments	80	82

	$1,219	$802

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity in our investments written-off and change in unrealized appreciation (depreciation) on investments is as follows:

	Three Months Ended March 31, 2001

	Retained Interests
	in Transferred	Loans
	Assets	Receivable	Total

Investments written-off	$—	$(290,000)	$(290,000)

Change in unrealized appreciation (depreciation) on investments	175,000	242,000	417,000

Total realized and unrealized gain (loss) on investments	$175,000	$(48,000)	$127,000

	Three Months Ended March 31, 2000

	Retained Interests
	in Transferred	Loans
	Assets	Receivable	Total

Investments written-off	$—	$(5,000)	$(5,000)

Change in unrealized appreciation (depreciation) on investments	110,000	33,000	143,000

Total realized and unrealized gain (loss) on investments	$110,000	$28,000	$138,000

Note 7. Earnings Per Common Share Computations:

The computations of basic earnings per common share are based on the weighted average number of our shares outstanding. The weighted average number of shares used in the computations of basic earnings per common share was 11,853,000 and 11,829,000 for the three months ended March 31, 2001 and 2000, respectively. The fully diluted weighted average shares outstanding were 11,857,000 during the three months ended March 31, 2001. There was no change in the weighted average shares outstanding for the effect of stock options during the three months ended March 31, 2000 since the stock options were anti-dilutive. Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments reduced by the preferred stock dividend requirements of PMCIC.

Note 8. Commitments and Contingencies:

Loan commitments outstanding at March 31, 2001 to various small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $54.0 million. Of these commitments, $16.9 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of our business and, in our opinion, are

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 9. Recent Accounting Pronouncements:

In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration. The accounting provisions of SFAS No. 140 should be applied prospectively to transfers of financial assets occurring after March 31, 2001. We do not anticipate that the impact of SFAS No. 140 will have a material effect on our consolidated financial statements.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

General

      Our operations include originating, servicing and selling commercial loans. We sell the government guaranteed portion of our loans originated under the SBA 7(a) program and sell commercial mortgage loans through securitizations and structured financings. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in sold loans by owning a percentage of the related loan and by establishing cash reserves to cover future losses relating to the sold loans through our ownership in our Special Purpose Entities (the “SPEs”). In addition, we operate as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to fee arrangements with PMC Commercial. Our revenue sources include the following:

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

      Interest income includes the stated interest rate earned on a loan and the collection of loan origination fees. Our ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. For a more detailed description of the risk factors affecting our financial condition and results of operations, see Risk Factors in Item 1 of our Annual Report on Form 10-K.

      The value of our retained loan portfolio increased by $12.4 million (12%) to $112.8 million at March 31, 2001 from $100.4 million at December 31, 2000. During the three months ended March 31, 2001 and 2000, we originated investments in loans totaling $15.6 million and $13.2 million and received repayments and sold loans totaling, in the aggregate, $3.6 million and $3.8 million, respectively. Our serviced loan portfolio increased by $6.6 million (2%) to $314.3 million at March 31, 2001 from $307.7 million at December 31, 2000.

      As a result of several factors, the number and dollar volume of loans originated under the SBA 7(a) program have decreased. The primary factors that contributed to this decrease were an increase in competition from alternative loan products and an increase in competition to originate SBA 7(a) program loans from other SBA 7(a) program lenders. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) program. In addition, due to the high rate of prepayments experienced by lenders in the limited service hospitality industry, purchasers of the guaranteed portion of our SBA 7(a) loans have significantly decreased the premium paid for these assets. Accordingly, SBA 7(a) program funding and the premiums earned on the sales of the government guaranteed portions of these loans remained at significantly lower levels than prior to 1998. During the three months ended March 31, 2001 funding of SBA 7(a) program loans was $1.0 million, a decrease of 70% from the $3.3 million funded during the three months ended March 31, 2000.

      During the three months ended March 31, 2001 and 2000 and the years ended December 31, 2000, 1999 and 1998, we received $1.3 million, $2.6 million, $11.2 million, $15.4 million and $24.7 million, respectively, in collections of principal on retained loans including prepayments. As a percentage of our total retained loan portfolio, these collections were 5% and 10% during the three months ended March 31, 2001 and 2000, respectively, on an annualized basis and were 11%, 15% and 19% during the years ended December 31, 2000, 1999 and 1998, respectively. Prepayments generally increase during times of declining interest rates. When fixed interest rate loans are paid-off prior to their maturity, we receive the immediate benefit of prepayment charges. Prepayment charges result in one-time increases in our other investment income. The proceeds from the prepayments we have received were invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans. The lower interest rates we receive on these new loans have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations.

      We believe that as a result of the current interest rate environment (the prime rate was decreased by 1.5% during the first quarter of 2001), we may see prepayment activity at levels greater than the levels of prepayment activity experienced during 2000 and the first quarter of 2001. However, since we do not expect the competition to be as strong during this period of reduced interest rates, we do not expect that the prepayment activity will be as high as it was during 1998.

      Substantially all of the First Western loans are variable-rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period (the “Prime Rate”). The spread over the Prime Rate charged by First Western ranges from 0.5% to 2.75%.

      The Prime Rates for variable-rate loans are as follows:

	2001	2000	1999

First Quarter	9.50%	8.50%	7.75%

Second Quarter	8.00%	9.00%	7.75%

Third Quarter		9.50%	8.00%

Fourth Quarter		9.50%	8.25%

      The Prime Rate used for the first quarter of 2001 was 9.5%. The Prime Rate was decreased during the first quarter of 2001 from 9.5% to 8.0%. This reduction to the Prime Rate reduced the rate we charge on variable rate loans by 1.5% effective April 1, 2001. At March 31, 2001, approximately $29.7 million of our retained loan portfolio had a variable interest rate. In addition, the Prime Rate was reduced by an additional 0.5% during April, 2001. Assuming there are no other changes to the Prime Rate and our variable rate portfolio pays in accordance with the contractual terms, this 2.0% drop in interest rates will reduce our interest income by approximately $600,000 on an annual basis.

      The reduction in interest rates will also reduce our LIBOR based interest expense on $15 million of variable interest rate debt by approximately $300,000 on an annual basis assuming the same 2% reduction in the LIBOR.

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

Recently Issued Accounting Pronouncements

      In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration. The accounting provisions of SFAS No. 140 should be applied prospectively to transfers of financial assets occurring after March 31, 2001. We do not anticipate that the impact of SFAS No. 140 will have a material effect on our consolidated financial statements.

      In September 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In September 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB Statement No. 133.” SFAS No. 133 was originally effective for all fiscal quarters of fiscal years beginning after September 15, 1999. SFAS No. 137 deferred the effective date of SFAS No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 has no impact upon us as we had no derivative financial instruments.

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

      Net income decreased by $156,000 (6%), to $2,460,000 during the three months ended March 31, 2001 from $2,616,000 during the three months ended March 31, 2000. The most significant reason for the decrease in net income was the reduced interest income combined with increased interest expense. The reduction in interest income was primarily a result of the securitization and sale of 22% of our loan portfolio during December 2000. Until the proceeds received from this transaction are fully reinvested in loans to small businesses, future earnings will not be comparable with earnings of prior quarters. The proceeds should be substantially reinvested by June 30, 2001. Our interest expense increased primarily due to an increase in interest rates on our SBA debentures.

      Interest income: Interest income decreased by $78,000 (2%), to $3,154,000 for the three months ended March 31, 2001 from $3,232,000 for the three months ended March 31, 2000. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments and up-front fees collected. This overall decrease was primarily attributable to the securitization and sale of over $28 million in loans during December 2000.

      Interest income and commitment fees received on loans decreased by $86,000 (3%), to $2,977,000 during the three months ended March 31, 2001 from $3,063,000 during the three months ended March 31, 2000. Interest income on loans decreased by $94,000 (3%), to $2,822,000 during the three months ended March 31, 2001 from $2,916,000 during the three months ended March 31, 2000 as a result of a decrease in the weighted average retained loan portfolio outstanding of $4.0 million (4%) to $106.6 million during the three months ended March 31, 2001 from $110.6 million during the three months ended March 31, 2000. Partially offsetting the effects of the decreased portfolio and interest rates was an increase in the recognition of commitment fee income. During the three months ended March 31, 2001, we recognized approximately $155,000 of up-front fees compared to $147,000 in up-front fees during the three months ended March 31, 2000. The increase of $8,000 in commitment fees is attributable to increased loan originations.

      Interest on other investments (which consists of interest on temporary investments) for the three months ended March 31, 2001 was $177,000 which was $8,000 (5%) greater than the $169,000 in interest income on other investments earned during the three months ended March 31, 2000. The increase relates to an increase in interest rates on our temporary investments outstanding during 2001 compared to 2000. The weighted average interest rate increased by 0.6% (15%), to 4.7% during the three months ended March 31, 2001 from 4.1% during the three months ended March 31, 2000. The increase was offset by a decrease in weighted average temporary investments by $1.5 million (9%), to $15.2 million during the three months ended March 31, 2001 from $16.7 million during the three months ended March 31, 2000.

      Income from retained interests in transferred assets: Income from retained interests in transferred assets increased by $211,000 (20%), to $1,265,000 for the three months ended March 31, 2001 from $1,054,000 for the three months ended March 31, 2000. The income from retained interests in transferred assets is comprised of the yield received from our investment in our Retained Interests. This increase was primarily a result of the income from the Retained Interests from our securitization completed in December 2000 and an increase in income recognized on our securitization completed in 1999 resulting from lower than anticipated losses and lower than anticipated prepayment speeds.

      Premium income: Premium income decreased by $9,000 (8%), to $110,000 for the three months ended March 31, 2001 from $119,000 for the three months ended March 31, 2000. Proceeds from the sale of the government guaranteed portion of loans (under the SBA

7(a) program) were $2,264,000 during the three months ended March 31, 2001 compared to $1,211,000 during the three months ended March 31, 2000.

      Other investment income, net: Other investment income, net, increased by $36,000 (28%), to $163,000 for the three months ended March 31, 2001 from $127,000 for the three months ended March 31, 2000. This increase was primarily attributable to an increase in servicing fees received during the three months ended March 31, 2001 relating to the 2000 Joint Venture completed in December 2000.

      Other income, net: Other income, net, decreased by $28,000 (6%), to $471,000 during the three months ended March 31, 2001 from $499,000 during the three months ended March 31, 2000. Other income was reduced during the three months ended March 31, 2001 primarily as a result of the reduction in fees charged PMC Commercial pursuant to the modification in the investment management agreement effective July 2000.

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

      Equity in income (loss) of unconsolidated subsidiaries decreased by $40,000 (31%), to $90,000 during the three months ended March 31, 2001 from $130,000 during the three months ended March 31, 2000.

      The decrease was a result of the following:

•	The net income of PMC Advisers was $120,000 during the three months ended March 31, 2001 compared to $128,000 during the three months ended March 31, 2000. The decrease was primarily a result of the sale by PMC Commercial of two properties during the three months ended March 31, 2001.

•	PMC Funding had a net loss of $30,000 during the three months ended March 31, 2001 as compared to a $2,000 gain during the three months ended March 31, 2000.

      Operating expenses, not including interest expense: Operating expenses, not including interest, increased by $121,000 (9%), to $1,540,000 during the three months ended March 31, 2001 from $1,419,000 during the three months ended March 31, 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for our officers and employees who provide all of our management, advisory and portfolio functions, including marketing, servicing, accounting and portfolio analysis. We had an increase in salaries and related benefits of $81,000 (8%), to $1,068,000 during the three months ended March 31, 2001 from $987,000 during the three months ended March 31, 2000. The increase in salaries and related benefits was primarily attributable to general cost of living increases in salaries and benefits and an increase in our marketing staff.

      Interest expense: Interest expense increased by $116,000 (9%), to $1,380,000 during the three months ended March 31, 2001 from $1,264,000 during the three months ended March 31, 2000. Interest expense results primarily from interest on (i) our unsecured notes (as of March 31, 2001 and 2000 the outstanding balances were $41.7 million and $38.3 million, respectively) with a weighted average interest rate of 7.5% and weighted average remaining maturity of 2.7 years as of March 31, 2001, and (ii) debentures due to the SBA (as of March 31, 2001 and 2000 the outstanding balances were $31.3 million and $31.6 million respectively), with a weighted average interest rate of approximately 7.6% and weighted average remaining maturity of 5.4 years as of March 31, 2001. The increase in interest expense primarily resulted from an additional $3.3 million in unsecured notes issued during July 2000 and an increase of 3% in the interest rate on $12 million of SBA debentures as a result of the SBA subsidy period expiring with respect to those debentures.

      Realized and unrealized gain (loss) on investments: The net realized and unrealized gain on investments was $127,000 and $138,000 during the three months ended March 31, 2001 and 2000, respectively.

      During the three months ended March 31, 2001, we recognized net unrealized gains on our Retained Interests of $175,000 compared to net unrealized gains of $110,000 during the three months ended March 31, 2000. The primary reason for the net gains in the first quarter of 2001 was lower losses than anticipated and reduced discount rates resulting from the lower interest rate environment. The primary reason for the net gains in the first quarter of 2000 was the low rate of prepayment and loss activity related to the structured loan sale completed in June 1999.

      We also recognized $48,000 of net loan losses during the three months ended March 31, 2001 compared to $28,000 in net loan valuation gains during the three months ended March 31, 2000. These gains and losses were minimal. Loan losses (including the change in unrealized appreciation (depreciation) on loans) were 0.48% and 0.10% of our weighted average outstanding portfolio during the twelve month periods ended March 31, 2001 and 2000, respectively.

Cash Flow Analysis

      Cash Flow From Operating Activities: We generated cash flow from operating activities of $3,388,000 during the three months ended March 31, 2001 and had a net use of funds of $760,000 during the three months ended March 31, 2000. This increase in source of funds of $4,148,000 primarily relates to our government guaranteed lending activity. During the three months ended March 31, 2001, we generated net proceeds of $1,537,000 from our government guaranteed lending activity compared to a net use of $1,087,000 during the three months ended March 31, 2000.

      Cash Flow From Investing Activities: We used cash of $13,247,000 and $4,512,000 from investing activities during the three months ended March 31, 2001 and 2000, respectively. This $8,735,000 increase in cash flows used in investing activities relates primarily to a net increase in loans funded less principal collected of $5,311,000 and a reduction in advances from unconsolidated affiliates of $2,059,000.

      Cash Flow From Financing Activities: We used cash of $3,026,000 and $7,197,000 from financing activities during the three months ended March 31, 2001 and 2000, respectively. This $4,171,000 decrease in cash flows used in financing activities relates primarily to the repayment at maturity of $4,000,000 in SBA debentures during the three months ended March 31, 2000.

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

      Our primary use of funds is to originate loans. We also expend funds primarily for payment of:

•	dividends to shareholders,

•	principal payments on borrowings,

•	interest and related financing costs, and

•	salaries and other general and administrative expenses.

      Historically, our sources of capital and liquidity have been:

•	the structured sale or securitization of a portion of our loan portfolio,

•	debentures and preferred stock issued through programs of the SBA,

•	private and public issuances of common stock,

•	the issuance of senior unsecured medium-term notes, and

•	the utilization of our short-term, unsecured revolving credit facility.

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

      At March 31, 2001, we had approximately $9 million of cash and cash equivalents, availability of $15 million under our revolving credit facility and approximately $54 million of total loan commitments and approvals outstanding (see “Commitments” below). In order to meet these commitments and fund our anticipated volume of loan originations during 2001, we anticipate the full utilization of our cash and cash equivalents on hand and our $15 million revolving credit facility by the end of the third quarter of 2001. As a result, we anticipate the need to complete a securitization transaction during the second or third quarter of 2001. At present, we have commenced the securitization process and have an available loan pool of greater than $50 million that could be used in a securitization transaction. As we have received the required exemptive relief from the Securities and Exchange Commission to permit us to co-securitize our loan portfolio with PMC Commercial, we expect to complete a co-securitization with PMC Commercial. Co-securitizing allows us to achieve a more cost-efficient cost of funds, a lower retained interest in loans securitized and more timely access to the securitization market.

      Additional sources of capital include principal collections on our existing loan portfolio and proceeds from the sale of SBA 7(a) program loans in the secondary market. To the extent commitments pertain to PMCIC or Western Financial, we should be able to issue SBA debentures to fund those commitments. Management believes that these financing sources will enable us to generate funds sufficient to meet both our short-term and long-term capital needs.

      There can be no assurances that we will be able to complete the above transactions at acceptable advance rates and/or interest rates. If not, we may have to refer commitments to PMC Commercial, issue debt at decreased loan-to-value ratios or increased interests rates and/or sell assets to meet our committed obligations when and if they come due.

      Commitments:

      Loan commitments outstanding at March 31, 2001 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $54.0 million. Of these commitments, $16.9 million were for loans partially guaranteed by the SBA, $12.0 million is expected to be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of our business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

      Debt:

      At March 31, 2001, we did not have any borrowings outstanding under our revolving credit facility, and had availability of $15.0 million. Advances under to the credit facility bear interest at our option of either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and liquidity covenants which require that the ratio of assets to senior debt (as defined in the credit facility) may not fall below 125%, as amended, with respect to PMC Capital and 150% including our consolidated subsidiaries. At March 31, 2001 we were in compliance with all of the covenants of this facility.

      We have $6.7 million in senior notes that mature in July 2001. We currently are working with the lender and anticipate that these senior notes will be rolled over into new senior notes.

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

      In March 2001, the Board declared a dividend of $0.25 per share to shareholders of record on March 31, 2001, which was paid in April 2001. In the absence of unforeseen events, the Board has determined that the present level of quarterly dividends will be adjusted commencing with the dividend payment in July 2001. At that time, we anticipate that the quarterly dividend will be reduced to a range between $0.18 per share and $0.22 per share. Our Board of Directors may amend our dividend policy as warranted by actual and/or anticipated earnings.

Item 3.
Quantitative and qualitative disclosures about market risk

We are subject to market risk associated with changes in interest rates since our balance sheet consists of items subject to interest rate risk.

A majority of our investment portfolio (approximately 70%) consists of fixed interest rate loans and, as a result, changes in interest rates should not have a direct impact on interest income. Changes in market interest rates are considered by our Board of Directors in its determination of fair value of our loans. To date, changes in market interest rates have not had a significant effect on the Board of Directors’ determination. However, future interest rate changes could have an impact. Significant reductions in interest rates, however, can prompt increased prepayments of our loans, resulting in possible decreases in long-term revenues due to the re-lending of the prepayment proceeds at lower interest rates.

The sensitivity of our variable-rate portfolio and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have affected net income by approximately 1.5% over a one year period.

We have an investment in Retained Interests which is valued by our Board of Directors based on various factors including estimates of appropriate market discount rates. Significant reductions (or increases) in the discount rates used by the Board of Directors in determining the valuation of the Retained Interests will have an impact on the value. If market rates, and consequently the discount rates used by the Board, were to increase by 1% or 2% from current rates, the value of our Retained Interests would diminish by $1.3 million and $2.6 million, respectively.

In addition, our liabilities include debt payable to the SBA and our senior unsecured debt. The SBA debentures and the senior unsecured debt are primarily payable at fixed rates of interest, so changes in interest rates do not affect our interest expense.

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

B.	Reports on Form 8-K The Registrant filed a Form 8-K on March 13, 2001 in which it reported the completion of a securitization transaction.

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date:	5/15/2001	/s/ Lance B. Rosemore
Lance B. Rosemore President

Date:	5/15/2001	/s/ Barry N. Berlin
Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)