Form 10-Q
period 2001-06-30
PMC CAPITAL INC
filed 2001-08-14
CIK 722571

FORM 10–Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

YES X NO ____

As of August 13, 2001, Registrant had outstanding 11,853,516 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -

June 30, 2001 (Unaudited) and December 31, 2000	2

Consolidated Statements of Income (Unaudited) -

Three and Six Months Ended June 30, 2001 and 2000	3

Consolidated Statements of Cash Flows (Unaudited) -

Six Months Ended June 30, 2001 and 2000	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of

Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	27

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 6. Exhibits and Reports on Form 8-K	28

PART I

Financial Information

ITEM 1.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Investments at value:

Loans receivable, net	$89,655	$100,353

Retained interests in transferred assets	41,430	32,341

Cash equivalents	26,321	21,655

Mortgage-backed security of affiliate	1,726	1,841

Restricted investments	273	177

Investment in unconsolidated subsidiaries	336	148

Assets acquired in liquidation	217	—

Total investments at value	159,958	156,515

Other assets:

Due from unconsolidated subsidiaries	496	2,278

Deferred charges, deposits and other assets	792	938

Receivable for loans sold	1,071	750

Accrued interest receivable	513	579

Cash	238	254

Property and equipment, net	164	164

Total other assets	3,274	4,963

Total assets	$163,232	$161,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Notes and debentures payable	$72,977	$72,977

Dividends payable	2,433	3,026

Borrower advances	1,850	1,549

Accrued interest payable	1,252	1,284

Accounts payable	2,259	1,088

Due to unconsolidated subsidiaries	255	667

Other liabilities	1,011	1,220

Total liabilities	82,037	81,811

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:

Common stock, authorized 30,000,000 shares of $.01 par value, 11,853,516 shares issued and outstanding at June 30, 2001 and December 31, 2000	119	119

Additional paid-in capital	71,508	71,508

Undistributed net operating income	1,281	238

Net unrealized appreciation on investments	1,287	802

	74,195	72,667

Total liabilities and shareholders’ equity	$163,232	$161,478

Net asset value per common share	$6.26	$6.13

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2001	2000	2001	2000

	(Unaudited)
Investment income:

Interest	$6,499	$6,338	$3,345	$3,106

Income from retained interests in transferred assets	2,459	2,220	1,194	1,166

Premium income	345	355	235	236

Other investment income, net	342	274	179	147

Total investment income	9,645	9,187	4,953	4,655

Other income, net	1,003	1,042	532	543

Equity in income of unconsolidated subsidiaries, net	187	235	97	105

Total income	10,835	10,464	5,582	5,303

Expenses:

Interest	2,797	2,529	1,417	1,265

Salaries and related benefits	2,222	1,995	1,154	1,008

General and administrative	471	389	257	195

Rent	163	155	82	80

Profit sharing plan	122	79	71	41

Legal and accounting	179	129	93	40

Small Business Administration fees	61	47	29	21

Directors and shareholders expense	32	39	24	29

Total expenses	6,047	5,362	3,127	2,679

Net operating income	4,788	5,102	2,455	2,624

Realized and unrealized gain (loss) on investments:

Investments written-off	(1,019)	(16)	(729)	(11)

Sale of assets	2,732	—	2,732	—

Change in unrealized appreciation (depreciation) on investments	485	234	68	91

Total realized and unrealized gain (loss) on investments	2,198	218	2,071	80

Net operating income and realized and unrealized gain (loss) on investments	$6,986	$5,320	$4,526	$2,704

Preferred dividends	$124	$125	$62	$63

Basic weighted average common shares outstanding	11,854	11,830	11,854	11,830

Diluted weighted average common shares outstanding	11,855	11,833	11,854	11,836

Basic and diluted earnings per common share	$0.58	$0.44	$0.38	$0.22

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2001	2000

	(Unaudited)
Cash flows from operating activities:

Net operating income and realized and unrealized gain (loss) on investments	$6,986	$5,320

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:

Loans funded, held for sale	(5,329)	(4,394)

Proceeds from sale of guaranteed loans	5,785	4,733

Change in unrealized depreciation on investments and investments written-off	682	(218)

Gain on sale of asset	(2,732)	—

Unrealized premium income, net	(15)	(130)

Depreciation and amortization	82	81

Accretion of loan discount and deferred fees	(48)	(102)

Deferred fees collected	—	20

Equity in income of unconsolidated subsidiaries, net	(187)	(235)

Net change in operating assets and liabilities:

Accrued interest receivable	66	(167)

Other assets	32	(23)

Accrued interest payable	(32)	(117)

Borrower advances	301	(1,191)

Other liabilities	977	(695)

Net cash provided by operating activities	6,568	2,882

Cash flows from investing activities:

Loans funded	(43,149)	(19,739)

Principal collected	3,291	6,089

Proceeds from retained interests in transferred assets	1,318	2,096

Proceeds from sale of assets	—	65

Proceeds from mortgage-backed security of affiliate	108	192

Investment in retained interests in transferred assets	(1,771)	—

Purchase of property and equipment and other assets	(33)	(10)

Release of (investment in) restricted cash	(96)	61

Advances (to) from unconsolidated affiliates, net	(46)	438

Net cash used in investing activities	(40,378)	(10,808)

Cash flows from financing activities:

Proceeds from debt issued by limited partnerships	44,511	—

Proceeds from issuance of notes payable	—	2,700

Proceeds from issuance of common stock	—	137

Payment of dividends on common stock	(5,927)	(6,092)

Payment of dividends on preferred stock	(124)	(125)

Payment of SBA debentures	—	(7,330)

Net cash provided by (used in) financing activities	38,460	(10,710)

Net increase (decrease) in cash and cash equivalents	4,650	(18,636)

Cash and cash equivalents, beginning of year	21,909	23,193

Cash and cash equivalents, end of period	$26,559	$4,557

Supplemental disclosure:

Interest paid	$2,832	$2,646

Reclassification from loans receivable to real property owned	$217	$—

Loans and interest receivable transferred to limited partnership, net	$4,215	$—

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned regulated investment company subsidiaries (collectively, “we”, “us” or “our”) as of June 30, 2001 and the consolidated statements of income for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 have not been audited by independent accountants. In the opinion of our management, the financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

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

The results for the three and six months ended June 30, 2001 are not necessarily indicative of future financial results.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

indirectly the sole shareholder or partner of several non-investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); PMC Capital Limited Partnership (the “1996 Partnership”); PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and PMC Capital, L.P. 1999-1 (the “1999 Partnership”).

Additionally, PMC Capital owns approximately 33% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and 60% of PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”, and together with the 1996 Partnership, the 1998 Partnership, the 1999 Partnership and the 2000 Joint Venture, the “Limited Partnerships”).

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

Note 4.   Retained Interests in Transferred Assets:

Upon securitization and sale of our loan pools, we value our retained interests in transferred assets (the “Retained Interests”) in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” since our securitizations meet the definition of a transfer under SFAS No. 140. Our Retained Interests are comprised of three separate assets: (1) the “Reserve Fund,” and the interest earned thereon, which consists of the cash required to be kept in a liquid cash account pursuant to the securitization documents, (2) the subordinated portion of the sold loans (commonly referred to as the “B” piece or the “over-collateralized” or “OC” portions of the loans), and (3) the excess cash flow that is to be received by us in the future after (a) payment of all interest and principal amount due to the purchaser of the loans or the “Noteholders,” (b) payment of all principal and interest on the “B” piece, (c) the repayment of the corpus of the Reserve Fund and (d) ongoing costs of the transaction. This excess cash flow is the interest-only strip receivable or the “IO Receivable.”

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Retained Interests are comprised of the following as of June 30, 2001 and December 31, 2000, respectively:

	June 30, 2001

	Total	OC Piece	Reserve Fund	IO Receivable

		(In thousands)
First Western	$4,046	$—	$1,080	$2,966

1996 Partnership	6,494	5,677	817	—

1998 Partnership	5,203	1,910	1,974	1,319

1999 Partnership	11,311	4,559	2,498	4,254

2000 Joint Venture	5,294	3,045	1,196	1,053

2001 Joint Venture	9,082	4,227	1,122	3,733

	$41,430	$19,418	$8,687	$13,325

	December 31, 2000

	Total	OC Piece	Reserve Fund	IO Receivable

		(In thousands)
First Western	$4,004	$—	$1,142	$2,862

1996 Partnership	6,568	5,749	819	—

1998 Partnership	5,249	1,999	2,086	1,164

1999 Partnership	10,832	4,346	2,465	4,021

2000 Joint Venture	5,688	3,256	1,314	1,118

	$32,341	$15,350	$7,826	$9,165

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PMC Joint Venture, L.P. 2000. On December 18, 2000, the 2000 Joint Venture (a special purpose affiliate of PMC Capital and our affiliate, PMC Commercial Trust) completed a private placement of approximately $74.5 million of its Loan-Backed Fixed Rate Notes, Series 2000 (the “2000 Notes”). PMC Capital owns approximately 33% of the 2000 Joint Venture as of June 30, 2001 and December 31, 2000. Accordingly, at inception PMC Capital’s share of the 2000 Notes amounted to approximately $24.9 million (the “2000 PMC Notes). At June 30, 2001, the aggregate remaining principal balance of PMC Capital’s loans sold to the 2000 Joint Venture was $27.0 million and the outstanding balance on the 2000 PMC Notes was $24.1 million. During the six months ended June 30, 2001, our limited partnership share of the net income of the 2000 Joint Venture was approximately $356,000.

PMC Joint Venture, L.P. 2001. On June 27, 2001, the 2001 Joint Venture (a special purpose affiliate of PMC Capital and our affiliate, PMC Commercial Trust) completed a private placement of approximately $75.4 million of its Loan-Backed Fixed Rate Notes, Series 2001 (the “2001 Notes”). PMC Capital owned approximately 60% of the 2001 Joint Venture at inception and as of June 30, 2001. Accordingly, at inception PMC Capital’s share of the 2001 Notes amounted to approximately $45.3 million (the “2001 PMC Notes”). The 2001 PMC Notes, issued at par, which have a state maturity in 2021 and bear interest at 6.36% are collateralized by loans contributed by PMC Capital and PMC Commercial to the 2001 Joint Venture. In connection with this private placement, the 2001 Notes were given a rating of “Aaa” by Moody’s Investors Service. We recognized a gain of $2,732,000 in connection with the loan sale. During the period from inception (June 27, 2001) to June 30, 2001, our limited partnership share of the net income of the 2000 Joint Venture was approximately $16,000. At June 30, 2001, the aggregate remaining principal balance of PMC Capital’s loans sold to the 2001 Joint Venture was $49.2 million and the outstanding balance on the 2001 PMC Notes was $45.3 million.

Valuation of Retained Interests. As there is no quoted market value for the Retained Interests, the fair value is based on management’s estimate of the fair market value. This value may or may not vary significantly from what a willing buyer would pay for these assets. In determining the fair value of the Retained Interests related to our securitization and sale transactions, we utilize certain assumptions which include:

	SBA 7(a)	Non-SBA 7(a)
	Transactions	Transactions

Prepayment rate(a)	Minimum 20% CPR	Minimum 7% CPR

Loss rate(b)	Range from 0.4% to 0.8% per annum	Range from 0.3% to 0.8% per annum

Discount rate(c)	Range from 10.5% to 13.5%	Range from 6.7% to 13.5%

(a)	The prepayment rate is based on current performance of the respective loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans. The minimum rates are for the twelve-month period ending June 30, 2002.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(b)	Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a range of 0.3% to 0.8% loss rate covers this inherent risk. For SBA 7(a) guaranteed loan sales, there are no assumed losses since all principal losses are the responsibility of the SBA.

(c)	The discount rates are as of June 30, 2001 and are based upon our estimate of comparable rates which would be used by potential purchasers of similar assets. The discount rates (1) range from 6.7% to 8.8% for our “B” Pieces, (2) are 10.5% for our Reserve Funds and (3) are 13.5% for our IO Receivables.

The following information summarizes the financial position at June 30, 2001 and December 31, 2000 and the results of operations for the six month periods ended June 30, 2001 and 2000 of the Limited Partnerships created in connection with our securitization transactions:

Summary of Financial Position (as of June 30):

	PMC Capital		PMC Capital, L. P.		PMC Capital, L. P.
	Limited Partnership		1998-1		1999-1

	2001	2000	2001	2000	2001	2000

	(In millions)
Loans Receivable, Net	$9.9	$12.0	$32.8	$34.9	$52.4	$55.3

Total Assets	$11.5	$12.9	$36.1	$38.5	$58.9	$59.8

Notes Payable	$4.4	$6.4	$31.2	$33.3	$50.2	$51.1

Total Liabilities	$5.3	$6.5	$31.4	$34.0	$50.5	$52.2

Partners’ Capital	$6.2	$6.4	$4.7	$4.5	$8.4	$7.6

			PMC Joint
	PMC Joint Venture,		Venture,
	L.P. 2000(1)		L.P. 2001(1)

	2001	2000	2001

	(In millions)
Loans Receivable, Net	$80.7	$83.6	$80.3

Total Assets	$87.4	$87.4	$85.5

Notes Payable	$72.0	$74.5	$75.4

Total Liabilities	$72.4	$74.7	$75.4

Partners’ Capital	$15.0	$12.7	$10.1

(1)	Balances represent 100% of the limited partnership interests in PMC Joint Venture, L.P. 2000 and PMC Joint Venture, L.P. 2001.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Summary of Operations (for the six months ended June 30):

	PMC Capital		PMC Capital, L. P.		PMC Capital, L. P.		PMC Joint Venture,	PMC Joint Venture,
	Limited Partnership		1998-1		1999-1		L.P. 2000	L.P. 2001

	2001	2000	2001	2000	2001	2000	2001(1)	2001(1)

				(In thousands)
Interest Income	$662	$836	$1,774	$1,984	$2,694	$2,859	$4,007	$64

Total Revenues	$680	$837	$1,837	$2,074	$2,878	$2,873	$4,223	$211

Interest Expense	$205	$282	$1,257	$1,399	$1,669	$1,738	$2,661	$40

Total Expenses	$229	$332	$1,316	$1,465	$1,760	$1,831	$2,781	$40

Net Income	$451	$505	$521	$609	$1,118	$1,042	$1,442	$171

(1)	The balances represent PMC Capital’s and PMC Commercial’s limited partnership interests in PMC Joint Venture L.P. 2000 and PMC Joint Venture L.P. 2001, there were no operations prior to June 30, 2000.

In accordance with SFAS No. 140, management has performed a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, losses and discount rates are different than management’s original assumptions.

The following summarizes the results of the sensitivity analysis as of June 30, 2001:

		Amount of
Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum	$38,555,000	$2,875,000

Losses increase by 100 basis points per annum	$35,951,000	$5,479,000

Prepayments increase by 5% per annum	$40,326,000	$1,104,000

Prepayments increase by 10% per annum	$39,307,000	$2,123,000

Discount rates increase by 1%	$39,458,000	$1,972,000

Discount rates increase by 2%	$37,475,000	$3,955,000

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 5.   Dividends Paid and Declared:

In both January and April 2001, we paid quarterly dividends of $0.25 per share of common stock to shareholders of record on December 31, 2000 and March 30, 2001, respectively. On June 14, 2001, the Board declared a dividend of $0.20 per share to shareholders of record on June 29, 2001, which was paid in July 2001.

Note 6.   Net Unrealized Appreciation on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation on investments is comprised of the following at June 30, 2001 and December 31, 2000:

	June 30,	December 31,
	2001	2000

	(In thousands)
Loans receivable	$(661)	$(659)

Retained interests in transferred assets	1,873	1,379

Other investments	75	82

	$1,287	$802

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity in our investments written-off and change in unrealized appreciation (depreciation) on investments was as follows:

	Six Months Ended June 30, 2001			Three Months Ended June 30, 2001

	Retained			Retained
	Interests in			Interests in
	Transferred	Loans		Transferred	Loans
	Assets	Receivable	Total	Assets	Receivable	Total

Investments written-off	$(705,000)	$(314,000)	$(1,019,000)	$(705,000)	$(24,000)	$(729,000)

Change in unrealized appreciation (depreciation) on investments	487,000	(2,000)	485,000	312,000	(244,000)	68,000

Total realized and unrealized gain (loss) on investments	$(218,000)	$(316,000)	$(534,000)	$(393,000)	$(268,000)	$(661,000)

	Six Months Ended June 30, 2000			Three Months Ended June 30, 2000

	Retained			Retained
	Interests in			Interests in
	Transferred	Loans		Transferred	Loans
	Assets	Receivable	Total	Assets	Receivable	Total

Investments written-off	$—	$(16,000)	$(16,000)	$—	$(11,000)	$(11,000)

Change in unrealized appreciation (depreciation) on investments	330,000	(96,000)	234,000	220,000	(129,000)	91,000

Total realized and unrealized gain (loss) on investments	$330,000	$(112,000)	$218,000	$220,000	$(140,000)	$80,000

Note 7.   Earnings Per Common Share Computations:

For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 1,000 shares and 3,000 shares during the six months ended June 30, 2001 and 2000, respectively, and by 6,000 shares during the three months ended June 30, 2000. There was no change in the weighted average shares outstanding for the effect of stock options during the three months ended June 30, 2001 since the stock options were anti-dilutive.

Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments reduced by the preferred stock dividend requirements of PMCIC.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 8.   Commitments and Contingencies:

Loan commitments outstanding at June 30, 2001 to various small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $28.0 million. Of these commitments, $6.2 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of our business and, in our opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Note 9.   Subsequent Event:

On July 19, 2001 we refinanced $6.7 million in senior notes upon their maturity and simultaneously borrowed an additional $3.3 million in senior notes. The aggregate $10 million in senior notes matures in July 2006 and has an interest rate of LIBOR plus 1.3%, reset on a quarterly basis.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

General

      Our operations include originating, servicing and selling commercial loans. We sell the government guaranteed portion of our loans originated under the SBA 7(a) program and sell commercial mortgage loans through securitizations and structured financings. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in sold loans by owning a percentage of the related loan and by establishing cash reserves to cover future losses relating to the sold loans through our ownership in our Limited Partnerships (also referred to as “special purpose entities” or “SPE’s”). In addition, we operate as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to fee arrangements with our affiliate, PMC Commercial Trust. Our revenue sources include the following:

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

      Interest income includes the stated interest rate earned on a loan and the collection of loan origination fees. Our ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. For a more detailed description of the risk factors affecting our financial condition and results of operations, see Risk Factors in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2000.

      Our serviced loan portfolio increased by $25.6 million (8%) to $333.3 million at June 30, 2001 from $307.7 million at December 31, 2000. The value of our retained loan portfolio decreased by $10.7 million (11%) to $89.7 million at June 30, 2001 from $100.4 million at December 31, 2000. The reason for the reduction in retained loans was the sale of $49.2 million of our loans in a securitization completed in June 2001.

      During the three months ended June 30, 2001 and 2000, we originated investments in loans totaling $32.9 million and $10.9 million, respectively, and received repayments and sold loans totaling, in the aggregate, $54.8 million (including the $49.2 million described above) and $7.0 million, respectively. During the six months ended June 30, 2001 and 2000, we originated investments in loans totaling $48.5 million and $24.1 million, respectively, and received repayments and sold loans totaling, in the aggregate, $58.4 million (including the $49.2 million described above) and $10.8 million, respectively.

      The loan volume for the three months ended June 30, 2001 was the highest level of quarterly fundings in our history. The increase in the fundings is attributable to the sharp cut-back by banks in lending to our primary market. See “Economy and Competition.”

      As a result of several factors, the number and dollar volume of loans originated under the SBA 7(a) program have decreased. The primary factors that contributed to this decrease were an increase in competition from alternative loan products and an increase in competition to originate SBA 7(a) program loans from other SBA 7(a) program lenders. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) program. In addition, due to the high rate of prepayments experienced by lenders in the limited service hospitality industry, purchasers of the guaranteed portion of our SBA 7(a) loans have significantly decreased the premium paid for these assets. Accordingly, SBA 7(a) program funding and the premiums earned on the sales of the government guaranteed portions of these loans remained at significantly lower levels than prior to 1998. During the six months ended June 30, 2001, funding of SBA 7(a) program loans was $7.6 million, an increase of 21% from the $6.3 million funded during the six months ended June 30, 2000.

      During the six months ended June 30, 2001 and 2000 and the years ended December 31, 2000 and 1999, we received $3.4 million, $6.1 million, $11.2 million and $15.4 million, respectively, in collections of principal on retained loans including prepayments. As a percentage of our total retained loan portfolio, these collections on an annualized basis were 7% and 11% during the six months ended June 30, 2001 and 2000, respectively, and were 11% and 15% during the years ended December 31, 2000 and 1999, respectively. Prepayments generally increase during times of declining interest rates. While prepayment speeds were low during the second half of 2000 and the first quarter of 2001, they have increased during the three months ended June 30, 2001. When fixed interest rate loans are paid-off prior to their maturity, we receive the immediate benefit of prepayment charges. Prepayment charges result in one-time increases in our other investment income. The proceeds from the prepayments we have received were invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans. The lower interest rates we receive on these new loans have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations.

      We believe that as a result of the current interest rate environment (the prime rate has decreased by 2.75% during 2001), we may continue to see prepayment activity at levels greater than the levels of prepayment activity experienced during 2000 and the first half of 2001.

      Substantially all of the First Western loans are variable-rate which reset quarterly based on a spread above the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period (the “Prime Rate”). The spread over the Prime Rate charged by First Western ranges from 0.5% to 2.75%.

      The Prime Rates for variable-rate loans are as follows:

	2001	2000	1999

First Quarter	9.50%	8.50%	7.75%

Second Quarter	8.00%	9.00%	7.75%

Third Quarter	6.75%	9.50%	8.00%

Fourth Quarter		9.50%	8.25%

      At June 30, 2001, approximately $32.4 million of our retained loan portfolio had a variable interest rate. Effective July 1, 2001 the Prime Rate on our loans was reduced to 6.75%. Assuming there are no other changes to the Prime Rate and our variable rate portfolio pays in accordance with the contractual terms, this 2.75% drop in interest rates will reduce our interest income by approximately $900,000 on an annual basis.

      The reduction in interest rates will also reduce our LIBOR based interest expense on $25 million of our outstanding variable interest rate debt (including $10 million issued in July 2001, see “Liquidity and Capital Resources – Debt”) by approximately $687,000 on an annual basis assuming the same 2.75% reduction in the LIBOR.

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

      Expenses primarily consist of interest expense, salaries and related benefits and overhead. General and administrative expenditures consist primarily of insurance, advertising and promotional expense, telephone services, corporate printing costs, and general office expenses. In addition, we have other administrative costs which consist of profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. Our operations are centralized in Dallas, Texas where our headquarters are located. We presently have additional business development offices located in Kansas City, Missouri; Atlanta, Georgia; Hillsdale, New Jersey; and, Phoenix, Arizona.

Economy and Competition:

      Our primary competition has come from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e. depository services). During 2001, as the interest rate environment changed and the prime rate was reduced from 9.5% to 6.75%, the increased competition that we had previously faced had moderated. We believe we compete effectively with such entities on the basis of the variety of lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, and the timely credit analysis and decision-making processes.

      Since the beginning of 2001, we have experienced an increase in loan origination opportunities due to the reductions in prime rate and competition lessening from banks. Based on this increased activity, our volume of new loans funded during the first six months of 2001 ($48.5 million) exceeded our fiscal year ended 2000 fundings of $44.1 million. As a result of several factors, the number and dollar volume of our loans funded peaked in the second quarter with reduced levels expected throughout the remainder of the year. The average non-construction deal takes approximately 90 to 120 days to fund from the time of the initial commitment. Therefore, the volume in any quarter is usually determined in the prior two to three months. The major factors for this increased lending activity leading into 2001 included: a drop in rates with 10 year treasuries dropping from just under 6% at the end of September 2000 to just over 5% at the beginning of 2001; the curtailment/reduction in lending by banks and other lenders during the first quarter of 2001 as their credit quality was impacted by downturns in other sectors; the forming of a strategic alliance with a major franchiser at the beginning of the year; and, expanding our incentive programs effective for the first half of the year. This surge in commitment activity in the first quarter of 2001 led to the increased volume levels in the second quarter.

      As we look to the third and fourth quarter, we are already aware of the economic downturn settling in with reductions in business travel, and consumers rethinking vacations causing a moderation in demand and a resulting slowdown in construction. Although the limited service area continues to outperform the luxury and upscale sectors, with the high-end resorts taking the hardest hit, the outlook for the balance of 2001 and into next year is for reduced activity. As indicated in published sources, experts have reduced their outlook for the limited service hospitality industry with revenue per available room (“REVPAR”) decreasing during the second quarter of 2001. In addition REVPAR is expected to fall for the year ending December 31, 2001 and for 2002, the rise in REVPAR is expected to be significantly below recent double digit rises.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

      Net income increased by $1,666,000 (31%), to $6,986,000 during the six months ended June 30, 2001 from $5,320,000 during the six months ended June 30, 2000. The most significant reason for the increase in net income was the $2.7 million gain recognized as a result of our securitization and sale of loans during June 2001. There was no comparable transaction during the six months ended June 30, 2000. The increase in net income resulting from the securitization transaction was partially offset by losses from our Retained Interests.

      Interest income:Interest income increased by $161,000 (3%), to $6,499,000 for the six months ended June 30, 2001 from $6,338,000 for the six months ended June 30, 2000. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments and up-front fees collected. This overall increase was primarily attributable to interest income and up-front fees collected on the high volume of loans funded during the six months ended June 30, 2001.

      Interest income and commitment fees received on loans increased by $156,000 (3%), to $6,274,000 during the six months ended June 30, 2001 from $6,118,000 during the six months ended June 30, 2000. Interest income on loans increased by $25,000 (-%), to $5,860,000 during the six months ended June 30, 2001 from $5,835,000 during the six months ended June 30, 2000 primarily as a result of an increase in the weighted average retained loan portfolio outstanding of $4.2 million (4%) to $117.3 million during the six months ended June 30, 2001 from $113.1 million during the six months ended June 30, 2000. Partially offsetting the effects of the increased portfolio was a reduction of 1.5% in variable interest rates. In addition, interest income increased due to an increase in the collection of up-front fees. During the six months ended June 30, 2001, we recognized approximately $414,000 of up-front fees compared to $283,000 in up-front fees during the six months ended June 30, 2000. The increase of $131,000 in commitment fees is attributable to our increased loan originations.

      Interest on other investments (which consists of interest on temporary investments) for the six months ended June 30, 2001 was $225,000 which was $5,000 (2%) greater than the $220,000 in interest income on other investments earned during the six months ended June 30, 2000.

      Income from retained interests in transferred assets: Income from retained interests in transferred assets increased by $239,000 (11%), to $2,459,000 for the six months ended June 30, 2001 from $2,220,000 for the six months ended June 30, 2000. The income from retained interests in transferred assets is comprised of the yield received on our investment in our Retained Interests. This increase was primarily a result of the income from the Retained Interests from our securitization completed in December 2000.

      Premium income: Premium income decreased by $10,000 (3%), to $345,000 for the six months ended June 30, 2001 from $355,000 for the six months ended June 30, 2000. While the proceeds from the sale of the government guaranteed portion of loans (under the

SBA 7(a) program) were $5,785,000 during the six months ended June 30, 2001 compared to $4,733,000 during the six months ended June 30, 2000, the premium paid for these assets was lower in 2001 than 2000 resulting in income being comparable for the two periods.

      Other investment income, net: Other investment income, net, increased by $68,000 (25%), to $342,000 for the six months ended June 30, 2001 from $274,000 for the six months ended June 30, 2000. This increase was primarily attributable to an increase in servicing fees received during the six months ended June 30, 2001 relating to our securitization completed in December 2000.

      Other income, net: Other income, net, decreased by $39,000 (4%), to $1,003,000 during the six months ended June 30, 2001 from $1,042,000 during the six months ended June 30, 2000. Other income was reduced during the six months ended June 30, 2001 primarily as a result of a reduction in fees earned on loans.

      Equity in income (loss) of unconsolidated subsidiaries: As a BDC, we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the “equity method” of accounting. Earnings of our unconsolidated subsidiaries are reflected as a single line item (Equity in income (loss) of unconsolidated subsidiaries) on our consolidated statements of income.

      Equity in income (loss) of unconsolidated subsidiaries decreased by $48,000 (20%), to $187,000 during the six months ended June 30, 2001 from $235,000 during the six months ended June 30, 2000.

      The decrease was a result of the following:

•	The net income of PMC Advisers was $230,000 during the six months ended June 30, 2001 compared to $246,000 during the six months ended June 30, 2000. The decrease was primarily a result of the sale by PMC Commercial of three properties during the six months ended June 30, 2001. As a result of the property sales, our future income from PMC Advisers should be reduced.

•	PMC Funding had a net loss of $43,000 during the six months ended June 30, 2001 as compared to a net loss of $11,000 during the six months ended June 30, 2000.

      Operating expenses, not including interest expense: Operating expenses, not including interest, increased by $417,000 (15%), to $3,250,000 during the six months ended June 30, 2001 from $2,833,000 during the six months ended June 30, 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for our officers and employees who provide all of our management, advisory and portfolio functions, including marketing, servicing, accounting and portfolio analysis. We had an increase in salaries and related benefits of $227,000 (11%), to $2,222,000 during the six months ended June 30, 2001 from $1,995,000 during the six months ended June 30, 2000. The increase in salaries and related benefits was primarily attributable to marketing staff commissions, a special incentive program for employees during the first half of 2001 and general cost of living increases in salaries and benefits.

      Interest expense: Interest expense increased by $268,000 (11%), to $2,797,000 during the six months ended June 30, 2001 from $2,529,000 during the six months ended June 30, 2000. Interest expense results primarily from interest on (i) our unsecured notes (as of June 30, 2001 and 2000 the outstanding balances were $41.7 million and $41.0 million, respectively) with a weighted average interest rate of 7.3% and weighted average remaining maturity of 2.4 years as of June 30, 2001, and (ii) debentures due to the SBA (as of June 30, 2001 and 2000 the outstanding balances were $31.3 million and $28.3 million respectively), with a weighted average interest rate of approximately 7.6% and weighted average remaining maturity of 5.1 years as of June 30, 2001. The increase in interest expense primarily resulted from an additional $3.3 million in unsecured notes issued during July 2000 and an increase of 3% in the interest rate on $12 million of SBA debentures as a result of the SBA subsidy period expiring in September 2000.

      Realized and unrealized gain (loss) on investments: The net realized and unrealized gain on investments was $2,198,000 and $218,000 during the six months ended June 30, 2001 and 2000, respectively.

      The increase in net realized and unrealized gain on investments was due primarily to the securitization and sale of $49.2 million of loan portfolio completed during June 2001. We recognized a gain of $2,732,000 as a result of this securitization. There were no securitization transactions completed during the six months ended June 30, 2000.

      During the six months ended June 30, 2001, we recognized net realized and unrealized losses on our Retained Interests of $218,000 compared to net unrealized gains of $330,000 during the six months ended June 30, 2000. During the six months ended June 30, 2001, included in the net realized and unrealized loss on our Retained Interest are realized losses of $705,000. The primary reason for the net valuation losses during the six months ended June 30, 2001 was a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and lower than anticipated income on our reserve funds and underlying loan portfolio. The primary reason for the net gains during the six months ended June 30, 2000 was the low rate of prepayment and loss activity related to the structured loan sale completed in June 1999.

      We also recognized $316,000 of net loan losses during the six months ended June 30, 2001 compared to $112,000 in net loan losses during the six months ended June 30, 2000. The increase was primarily related to an increase in valuation reserve on a limited service hospitality property.

      Loan losses (including the change in unrealized appreciation (depreciation) on loans) were $690,000 and $175,000 during the twelve month periods ended June 30, 2001 and 2000,

respectively, or 0.57% and 0.17% of our weighted average outstanding portfolio during the twelve month periods ended June 30, 2001 and 2000, respectively.

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

      Net income increased by $1,822,000 (67%), to $4,526,000 during the three months ended June 30, 2001 from $2,704,000 during the three months ended June 30, 2000. The most significant reason for the increase in net income was the $2.7 million gain recognized as a result of our securitization and sale of loans during June 2001. There was no comparable transaction during the three months ended June 30, 2000. The increase in net income resulting from the securitization transaction was partially offset by losses from our retained interests in transferred assets.

      Interest income: Interest income increased by $239,000 (8%), to $3,345,000 for the three months ended June 30, 2001 from $3,106,000 for the three months ended June 30, 2000. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments and up-front fees collected. This overall increase was primarily attributable to interest income and up-front fees collected on the high volume of loans funded during the three months ended June 30, 2001.

      Interest income and commitment fees received on loans increased by $243,000 (8%), to $3,298,000 during the three months ended June 30, 2001 from $3,055,000 during the three months ended June 30, 2000. Interest income on loans increased by $120,000 (4%), to $3,039,000 during the three months ended June 30, 2001 from $2,919,000 during the three months ended June 30, 2000 as a result of an increase in the weighted average retained loan portfolio outstanding of $9.3 million (8%) to $125.9 million during the three months ended June 30, 2001 from $116.6 million during the three months ended June 30, 2000. Partially offsetting the effects of the increased portfolio was a reduction in weighted average interest rates as a result of the decrease in rates charged on our variable rate loan portfolio of 1.5% during the second quarter of 2001. In addition, during the three months ended June 30, 2001, we recognized approximately $259,000 of up-front fees compared to $136,000 in up-front fees during the three months ended June 30, 2000. The increase of $123,000 in commitment fees is attributable to the increased level of loan originations during the three months ended June 30, 2001.

      Interest on other investments (which consists of interest on temporary investments) for the three months ended June 30, 2001 was $47,000 which was $4,000 (8%) less than the $51,000 in interest income on other investments earned during the three months ended June 30, 2000.

      Income from retained interests in transferred assets: Income from retained interests in transferred assets increased by $28,000 (2%), to $1,194,000 for the three months ended June 30, 2001 from $1,166,000 for the three months ended June 30, 2000. The income from retained interests in transferred assets is comprised of the yield received on our investment in our Retained Interests. This increase was primarily a result of the income from the Retained Interests from our securitization completed in December 2000.

      Premium income: Premium income decreased by $1,000 ( — %), to $235,000 for the three months ended June 30, 2001 from $236,000 for the three months ended June 30, 2000. Proceeds from the sale of the government guaranteed portion of loans (under the SBA 7(a) program) were approximately $4 million during each of the three months ended June 30, 2001 and June 30, 2000.

      Other investment income, net: Other investment income, net, increased by $32,000 (22%), to $179,000 for the three months ended June 30, 2001 from $147,000 for the three months ended June 30, 2000. This increase was primarily attributable to an increase in servicing fees received during the three months ended June 30, 2001 relating to our securitization completed in December 2000.

      Other income, net: Other income, net, decreased by $11,000 (2%), to $532,000 during the three months ended June 30, 2001 from $543,000 during the three months ended June 30, 2000. Other income was reduced during the three months ended June 30, 2001 primarily as a result of a reduction in fees earned on loans.

      Equity in income (loss) of unconsolidated subsidiaries: Equity in income (loss) of unconsolidated subsidiaries decreased by $8,000 (8%), to $97,000 during the three months ended June 30, 2001 from $105,000 during the three months ended June 30, 2000.

      The decrease was a result of the following:

•	The net income of PMC Advisers was $110,000 during the three months ended June 30, 2001 compared to $118,000 during the three months ended June 30, 2000. The decrease was primarily a result of the sale by PMC Commercial of hotel properties. As a result of the property sales, our future income from PMC Advisers should be reduced.

•	PMC Funding had a net loss of $13,000 during both the three months ended June 30, 2001 and 2000.

      Operating expenses, not including interest expense: Operating expenses, not including interest, increased by $296,000 (21%), to $1,710,000 during the three months ended June 30, 2001 from $1,414,000 during the three months ended June 30, 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for our officers and employees who provide all of our management, advisory and portfolio functions, including marketing, servicing, accounting and portfolio analysis. We had an increase in salaries and related benefits of $146,000 (14%), to $1,154,000 during the three months ended June 30, 2001 from $1,008,000 during the three months ended June 30, 2000. The increase in salaries and related benefits was primarily attributable to marketing staff commissions, staff increases, a special incentive program for employees during the first half of 2001 and general cost of living increases in salaries and benefits including the cost of health benefits.

      Interest expense: Interest expense increased by $152,000 (12%), to $1,417,000 during the three months ended June 30, 2001 from $1,265,000 during the three months ended June 30, 2000. Interest expense results primarily from interest on (i) our unsecured notes (as of June 30, 2001 and 2000 the outstanding balances were $41.7 million and $41.0 million, respectively) with a weighted average interest rate of 7.3% and weighted average remaining maturity of 2.4 years as of June 30, 2001, and (ii) debentures due to the SBA (as of June 30, 2001 and 2000 the outstanding balances were $31.3 million and $28.3 million respectively), with a weighted average interest rate of approximately 7.6% and weighted average remaining maturity of 5.1 years as of June 30, 2001. The increase in interest expense primarily resulted from an additional $3.3 million in unsecured notes issued during July 2000 and an increase of 3% in the interest rate on $12 million of SBA debentures as a result of the SBA subsidy period expiring in September 2000.

      Realized and unrealized gain (loss) on investments: The net realized and unrealized gain on investments was $2,071,000 and $80,000 during the three months ended June 30, 2001 and 2000, respectively.

      The increase in net realized and unrealized gain on investments was primarily due to the securitization and sale of $49.2 million of loan portfolio completed during June 2001. We recognized a gain of $2,732,000 as a result of this securitization. There were no securitization transactions during the three months ended June 30, 2000.

      During the three months ended June 30, 2001, we recognized net realized and unrealized losses on our Retained Interests of $393,000 compared to net unrealized gains of $220,000 during the three months ended June 30, 2000. During the three months ended June 30, 2001, included in the net realized and unrealized loss on our Retained Interest are realized losses of $705,000. The primary reason for the net valuation losses during the three months ended June 30, 2001 was a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and lower than anticipated income on our reserve funds and underlying loan portfolio. The primary reason for the net gains during the three months ended June 30, 2000 was the low rate of prepayment and loss activity related to the structured loan sale completed in June 1999.

      We also recognized $268,000 of net loan losses during the three months ended June 30, 2001 compared to $140,000 in net loan valuation losses during the three months ended June 30, 2000. The increase was primarily related to an increase in valuation reserve on a limited service hospitality property.

Cash Flow Analysis

      Cash Flow From Operating Activities: We generated cash flow from operating activities of $6,568,000 and $2,882,000 during the six months ended June 30, 2001 and 2000, respectively. This increase in source of funds of $3,686,000 primarily relates to the net change in our operating assets and liabilities. During the six months ended June 30, 2001, we had a positive change of $1,344,000 from our net assets compared to a negative change of $2,193,000 during the six months ended June 30, 2000.

      Cash Flow From Investing Activities: We used cash of $40,378,000 and $10,808,000 from investing activities during the six months ended June 30, 2001 and 2000, respectively. This $29,570,000 increase in cash flows used in investing activities relates primarily to a net increase in loans funded less principal collected of $26,208,000 and our cash investment of $1,771,000 in the securitization transaction completed in June 2001.

      Cash Flow From Financing Activities: We generated cash of $38,460,000 from financing activities during the six months ended June 30, 2001 and used cash of $10,710,000 during the six months ended June 30, 2000. This $49,170,000 increase in cash flows from financing activities relates primarily to the $45,253,000 proceeds from the debt issued by PMC Joint Venture, L.P. 2001 during June 2001 and the repayment at maturity of $7,330,000 in SBA debentures during the six months ended June 30, 2000.

Liquidity and Capital Resources

      Sources and uses of funds:

      As a regulated investment company, under the Internal Revenue Code, we are required to pay out substantially all of our net investment company taxable income to our common shareholders (see “Dividends” below). Consequently, we must procure funds from sources other than earnings in order to meet our capital requirements. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

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

      Our primary source of capital has most recently been through the structured sale of loans. In order to generate growth in the size of our investment portfolio and meet our outstanding loan commitments, we will need to obtain additional funds from:

•	the structured sale or securitization of a portion of our loan portfolio,

•	borrowings under our short-term, unsecured revolving credit facility.

•	the issuance of senior unsecured medium-term notes, and/or

•	issuance of SBA debentures, or

•	to the extent available, the issuance of equity .

      At June 30 2001, we had approximately $26.6 million of cash and cash equivalents, availability of $15 million under our revolving credit facility and approximately $28.0 million of total loan commitments and approvals outstanding (see “Commitments” below). Accordingly, we have enough working capital available to fund all of our outstanding commitments. In order to fund our anticipated volume of loan originations during the next twelve months, to the extent we fully utilize of our cash and cash equivalents on hand and our $15 million revolving credit facility, we anticipate that we would complete another securitization and sale of loan portfolio. Having received the required exemptive relief from the Securities and Exchange Commission to permit us to co-securitize our loan portfolio with PMC Commercial, we anticipate that the transaction would be a co-securitization with PMC Commercial. Co-securitizing allows us to achieve a more cost-efficient cost of funds, a lower retained interest in loans securitized and more timely access to the securitization market.

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

      There can be no assurances that we will be able to complete the above transactions at acceptable advance rates and/or interest rates. If not, we may have to refer future commitments to PMC Commercial, issue debt having decreased advance rates or increased interests rates and/or sell assets to meet our committed obligations when and if they come due.

      Commitments:

      Loan commitments and approvals outstanding at June 30, 2001 to various prospective small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $28.0 million. Of these commitments, $6.2 million were for loans partially guaranteed by the SBA of which $4.6 million is expected to be sold (when fully funded) into the secondary market. Such commitments are made in the ordinary course of our business. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total commitment amounts do not necessarily represent future cash requirements.

      Debt:

      At June 30, 2001, we did not have any borrowings outstanding under our revolving credit facility, and had credit availability of $15.0 million. Advances under the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or

LIBOR plus 175 basis points.   The credit facility requires we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and liquidity covenants which require that the ratio of assets to senior debt (as defined in the credit facility) may not fall below 110%, as amended, with respect to PMC Capital and 135% including our consolidated subsidiaries. At June 30, 2001 we were in compliance with the covenants of this facility.

      We refinanced (“rolled-over”) $6.7 million in senior notes when they matured in July 2001 and simultaneously borrowed an additional $3.3 million in senior notes. The aggregate $10 million in senior notes matures in July 2006 and has an interest rate of LIBOR plus 1.3% reset on a quarterly basis.

      Investment Company Act Requirements:

      PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by us from the Securities and Exchange Commission.

      Dividends:

      PMC Capital has historically paid at least 100% of its investment company taxable income as dividends to shareholders. There are certain timing differences between book and tax income, most notably the recognition of income relating to our securitizations. As a result of these timing differences and the anticipation of cash flows from our Limited Partnerships, the payment and amount of dividends does not necessarily coincide with our earnings and we may have a distribution of dividends in excess of our net operating income. In addition, our dividends paid since we became an investment company exceeded our earnings and profits for tax purposes. During 2000, we recognized a 22.5% return of capital for dividend reporting purposes. The computation of return of capital provides for several timing differences, most notably relating to the recognition of gain treatment on securitization transactions.

      In June 2001, the Board declared a dividend of $0.20 per share to shareholders of record on June 29, 2001, which was paid in July 2001. Our Board may amend our dividend policy as warranted by actual and/or anticipated earnings.

Item 3.
Quantitative and qualitative disclosures about market risk

Since our balance sheet consists of items subject to interest rate risk, we are subject to market risk associated with changes in interest rates.

A majority of our investment portfolio (approximately 64%) consists of fixed interest rate loans and, as a result, changes in interest rates should not have a direct impact on interest income. Changes in market interest rates are considered by our Board of Directors in its determination of fair value of our loans. To date, changes in market interest rates have not had a significant effect on the Board of Directors’ determination. However, future interest rate changes could have an impact. Significant reductions in interest rates, however, can prompt increased prepayments of our loans, resulting in possible decreases in long-term revenues due to the re-lending of prepayment proceeds at lower interest rates.

The sensitivity of our variable-rate portfolio and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income, net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would affect net income by less than 1% over a one year period.

We have an investment in Retained Interests which is valued by our Board of Directors based on various factors including estimates of appropriate market discount rates. Significant reductions (or increases) in the discount rates used by the Board of Directors in determining the valuation of the Retained Interests will have an impact on the value. If market rates, and consequently the discount rates used by the Board, were to increase by 1% or 2% from current rates, the value of our Retained Interests would diminish by $2.0 million and $4.0 million, respectively.

Our liabilities include debt payable to the SBA and our senior unsecured debt. The SBA debentures and the senior unsecured debt are primarily payable at fixed rates of interest. A portion of our senior unsecured debt ($15 million at June 30, 2001) has a variable interest rate ranging from LIBOR plus 1.3% to 1.4%.

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

PART II
Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

At our Annual Meeting or Shareholders held on May 16, 2001, the following members were re-elected to the Board of Directors:

Irvin Borish

Thomas Hamill

Barry A. Imber

Other members of the Board of Directors are as follows:

Fredric M. Rosemore

Lance B. Rosemore

Martha Greenberg

Barry A. Chafitz

      The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants was approved at our Annual Meeting was approved. There were 9,706,598 votes for, 22,159 votes against and 130,580 abstentions.

ITEM 6.   Exhibits and Reports on Form 8-K

A.	Exhibits
	10.1		Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer, and PMC Capital, Inc. and PMC Commercial Trust, as Servicers.

	10.2		Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer.

B.	Reports on Form 8-K
None

Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date:	8/14/2001	/s/ Lance B. Rosemore
Lance B. Rosemore President

Date:	8/14/2001	/s/ Barry N. Berlin
Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
10.1	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer, and PMC Capital, Inc. and PMC Commercial Trust, as Servicers.

10.2	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer.