Form 10-Q
period 2001-09-30
PMC CAPITAL INC
filed 2001-11-14
CIK 722571

FORM 10 – Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______ .

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

YES  X       NO

As of November 6, 2001, Registrant had outstanding 11,853,516 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets -

September 30, 2001 (Unaudited) and December 31, 2000	2

Consolidated Statements of Income (Unaudited) -

Three and Nine Months Ended September 30, 2001 and 2000	3

Consolidated Statements of Cash Flows (Unaudited) -

Nine Months Ended September 30, 2001 and 2000	4

Notes to Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	28

PART I

Financial Information

ITEM 1.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2001	2000

	(Unaudited)
ASSETS

Investments at value:

Loans receivable, net	$96,071	$100,353

Retained interests in transferred assets	40,709	32,341

Cash equivalents	21,489	21,655

Mortgage-backed security of affiliate	1,712	1,841

Restricted investments	469	177

Investment in unconsolidated subsidiaries	452	148

Assets acquired in liquidation	314	—

Total investments at value	161,216	156,515

Other assets:

Due from affiliates	480	2,278

Deferred charges, deposits and other assets	824	938

Receivable for loans sold	300	750

Accrued interest receivable	637	579

Cash	313	254

Property and equipment, net	149	164

Total other assets	2,703	4,963

Total assets	$163,919	$161,478

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:

Notes and debentures payable	$76,310	$72,977

Dividends payable	2,434	3,026

Borrower advances	1,058	1,549

Accrued interest payable	882	1,284

Accounts payable	1,266	1,088

Other liabilities	1,135	1,220

Due to affiliates	183	667

Total liabilities	83,268	81,811

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:

Common stock, authorized 30,000,000 shares of $.01 par value, 11,853,516 shares issued and outstanding at September 30, 2001 and December 31, 2000	119	119

Additional paid-in capital	71,508	71,508

Undistributed net operating income	382	238

Net unrealized appreciation on investments	1,642	802

	73,651	72,667

Total liabilities and shareholders’ equity	$163,919	$161,478

Net asset value per common share	$6.21	$6.13

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,

	2001	2000	2001	2000

	(Unaudited)
Investment income:

Interest	$9,066	$9,575	$2,567	$3,237

Income from retained interests in transferred assets	3,814	3,254	1,355	1,034

Premium income	390	498	45	143

Other investment income, net	547	514	205	240

Total investment income	13,817	13,841	4,172	4,654

Other income, net	1,550	1,492	547	450

Equity in income of unconsolidated subsidiaries, net	304	341	117	106

Total income	15,671	15,674	4,836	5,210

Expenses:

Interest	4,144	3,888	1,347	1,359

Salaries and related benefits	3,219	3,016	997	1,021

General and administrative	625	547	154	158

Rent	242	235	79	80

Profit sharing plan	182	154	60	75

Legal and accounting	213	221	34	92

Small Business Administration fees	82	70	21	23

Directors and shareholders expense	44	46	12	7

Total expenses	8,751	8,177	2,704	2,815

Net operating income	6,920	7,497	2,132	2,395

Realized and unrealized gain (loss) on investments:

Investments written-off	(1,616)	(16)	(597)	—

Sale of assets	2,732	—	—	—

Change in unrealized appreciation (depreciation) on investments	840	293	355	59

Total realized and unrealized gain (loss) on investments	1,956	277	(242)	59

Net operating income and realized and unrealized gain (loss) on investments	$8,876	$7,774	$1,890	$2,454

Preferred dividends	$187	$188	$62	$63

Basic weighted average common shares outstanding	11,854	11,837	11,854	11,851

Diluted weighted average common shares outstanding	11,855	11,841	11,854	11,855

Basic and diluted earnings per common share	$0.73	$0.64	$0.15	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2001	2000

	(Unaudited)
Cash flows from operating activities:

Net operating income and realized and unrealized gain (loss) on investments	$8,876	$7,774

Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:

Loans funded, held for sale	(5,880)	(7,851)

Proceeds from sale of guaranteed loans	6,311	8,951

Change in unrealized depreciation on investments and investments written-off	776	(277)

Gain on sale of asset	(2,732)	—

Unrealized premium income, net	(15)	(193)

Depreciation and amortization	121	123

Accretion of loan discount and deferred fees	(55)	(169)

Deferred fees collected	—	40

Equity in income of unconsolidated subsidiaries, net	(304)	(341)

Net change in operating assets and liabilities:

Accrued interest receivable	(58)	(249)

Other assets	29	174

Accrued interest payable	(402)	(411)

Borrower advances	(491)	(874)

Other liabilities	107	(1,221)

Net cash provided by operating activities	6,283	5,476

Cash flows from investing activities:

Loans funded	(52,501)	(26,735)

Principal collected	6,682	9,411

Proceeds from retained interests in transferred assets	2,509	2,518

Proceeds from sale of assets	—	65

Proceeds from mortgage-backed security of affiliate	123	204

Investment in retained interests in transferred assets	(2,127)	—

Purchase of property and equipment and other assets	(33)	(10)

Release of (investment in) restricted cash	(299)	699

Advances (to) from unconsolidated affiliates, net	(104)	61

Net cash used in investing activities	(45,750)	(13,787)

Cash flows from financing activities:

Proceeds from debt issued by limited partnerships, net	44,511	—

Proceeds from issuance of notes payable	3,333	10,643

Proceeds from issuance of common stock	—	197

Payment of dividends on common stock	(8,297)	(9,054)

Payment of dividends on preferred stock	(187)	(188)

Payment of senior notes	—	—

Payment of SBA debentures	—	(11,640)

Payment of issuance cost on notes and debentures	—	(188)

Net cash provided by (used in) financing activities	39,360	(10,230)

Net decrease in cash and cash equivalents	(107)	(18,541)

Cash and cash equivalents, beginning of year	21,909	23,193

Cash and cash equivalents, end of period	$21,802	$4,652

Supplemental disclosure:

Interest paid	$4,546	$4,298

Reclassification from loans receivable to real property owned	$314	$—

Loans and interest receivable transferred to limited partnership, net	$4,215	$—

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned regulated investment company subsidiaries (collectively, “we”, “us” or “our”) as of September 30, 2001 and the consolidated statements of income for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended September 30, 2001 and 2000 have not been audited by independent accountants. In the opinion of our management, the financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000. These adjustments are of a normal recurring nature.

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

The results for the three and nine months ended September 30, 2001 are not necessarily indicative of future financial results.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In addition, as of September 30, 2001, PMC Capital owned approximately 33% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and 61% of PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”, and together with the 1996 Partnership, the 1998 Partnership, the 1999 Partnership and the 2000 Joint Venture, the “Limited Partnerships”).

Principles of Consolidation
 The consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western, PMCIC and Western Financial. Intercompany transactions have been eliminated in consolidation.

The accounts of our wholly-owned non-investment company act subsidiaries (other than the Limited Partnerships), PMC Advisers and PMC Funding, are accounted for using the equity method of accounting in conformity with Federal securities laws. Our interests in the Limited Partnerships are accounted for as retained interests in transferred assets.

Note 4. Retained Interests in Transferred Assets:

Upon the securitization and sale of our loan pools, we value our retained interests in transferred assets (the “Retained Interests”) in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” since our securitizations meet the definition of a transfer under SFAS No. 140. Our Retained Interests are comprised of three separate asset classifications: (1) the “Reserve Fund,” and the interest earned thereon, which consists of the cash required to be kept in a liquid cash account pursuant to the securitization documents, (2) the subordinated portion of the sold loans (commonly referred to as the “B” piece or the “over-collateralized” or “OC” portions of the loans), and (3) the excess cash flow (commonly referred to as the interest-only strip receivable or “IO Receivable”) that is to be received by us in the future after (a) payment of all interest and principal amount due to the purchaser of the loans or the “Noteholders,” (b) payment of all principal and interest on the “B” piece, (c) the repayment of the corpus of the Reserve Fund and (d) ongoing costs of the transaction.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Our Retained Interests consisted of the following at September 30, 2001 and December 31, 2000, respectively:

	September 30, 2001

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
First Western	$3,607	$—	$1,068	$2,539

1996 Partnership	6,444	5,627	817	—

1998 Partnership	5,172	1,886	1,926	1,360

1999 Partnership	10,705	4,347	2,361	3,997

2000 Joint Venture	5,322	3,030	1,241	1,051

2001 Joint Venture	9,459	4,253	1,423	3,783

	$40,709	$19,143	$8,836	$12,730

	December 31, 2000

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
First Western	$4,004	$—	$1,142	$2,862

1996 Partnership	6,568	5,749	819	—

1998 Partnership	5,249	1,999	2,086	1,164

1999 Partnership	10,832	4,346	2,465	4,021

2000 Joint Venture	5,688	3,256	1,314	1,118

	$32,341	$15,350	$7,826	$9,165

On June 27, 2001, the 2001 Joint Venture (a special purpose affiliate of PMC Capital and our affiliate, PMC Commercial Trust) completed a private placement of approximately $75.4 million of its Loan-Backed Fixed Rate Notes, Series 2001 (the “2001 L.P. Notes”). PMC Capital owned approximately 60% and 61%, respectively, of the 2001 Joint Venture at inception and as of September 30, 2001. Accordingly, at inception PMC Capital’s allocation of the 2001 L.P. Notes amounted to approximately $45.3 million (the “2001 PMC L.P. Notes”). The 2001 PMC L.P. Notes, issued at par, which have a stated maturity in 2021 and bear interest at 6.36%, are collateralized by loans contributed by PMC Capital and PMC Commercial to the 2001 Joint Venture. In connection with this private placement, the 2001 L.P. Notes were given a rating of “Aaa” by Moody’s Investors Service. We recognized a gain of $2,732,000 in connection with our loan sale. At September 30, 2001, the aggregate remaining principal balance of PMC Capital’s loans sold to the 2001 Joint Venture was $48.9 million and the outstanding balance on the 2001 PMC L.P. Notes was $45.1 million.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As there is no quoted market value for our Retained Interests, the fair value is based on management’s estimate of the fair market value. This value may or may not vary significantly from what a willing buyer would pay for these assets. In determining the fair value of the Retained Interests related to our securitization and sale transactions, we utilize certain assumptions which include:

	SBA 7(a)	Non-SBA 7(a)
	Transactions	Transactions

Prepayment rate (a)	Minimum 20% CPR	Minimum 7% CPR

Loss rate (b)	Range from 0.4% to 0.7% per annum	Range from 0.3% to 0.8% per annum

Discount rate (c)	Range from 10.5% to 13.5%	Range from 6.7% to 13.5%

(a)	CPR is a commonly used term for prepayment speeds and is an abbreviation for constant prepayment rate. The prepayment rate is based on performance of the respective loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans. The minimum rates are for the twelve-month period ending September 30, 2002.

(b)	Credit exposure exists to the extent of possible default on the underlying collateral requiring payment from anticipated future residual interests. We believe that a range of 0.3% to 0.8% loss rate covers this inherent risk. For SBA 7(a) guaranteed loan sales, there are no assumed losses since all principal losses are the responsibility of the SBA.

(c)	The discount rates are as of September 30, 2001 and are based upon our estimate of comparable rates that would be used by potential purchasers of similar assets. As there is no quoted market value for our Retained Interests, changes to the general interest rate environment do not necessarily affect our discount rates. The discount rates are (1) 6.7% to 8.8% for our “B” Pieces, (2) 10.5% for our Reserve Funds and (3) 13.5% for our IO Receivables.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following information summarizes the financial position of our Limited Partnerships at September 30, 2001 and December 31, 2000:

Summary of Financial Position:

	PMC Capital		PMC Capital, L. P.		PMC Capital, L. P.
	Limited Partnership		1998-1		1999-1

	2001	2000	2001	2000	2001	2000

	(In millions)
Loans Receivable, Net	$7.0	$12.0	$32.5	$34.9	$52.0	$55.3

Total Assets	$10.9	$12.9	$35.7	$38.5	$56.1	$59.8

Notes Payable	$4.3	$6.4	$30.9	$33.3	$48.0	$51.1

Total Liabilities	$4.7	$6.5	$31.1	$34.0	$48.2	$52.2

Partners’ Capital	$6.2	$6.4	$4.6	$4.5	$7.9	$7.6

			PMC Joint
	PMC Joint Venture,		Venture,
	L.P. 2000		L.P. 2001

	2001	2000	2001

	(In millions)
Loans Receivable, Net	$80.2	$83.6	$79.7

Total Assets	$86.4	$87.4	$84.3

Notes Payable	$71.5	$74.5	$73.2

Total Liabilities	$71.9	$74.7	$73.9

Partners’ Capital	$14.5	$12.7	$10.4

Balances for the 2000 Joint Venture and the 2001 Joint Venture represent 100% of the limited partnership interests. PMC Capital’s limited partnership allocation of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of September 30, 2001 was $28.7 million, $23.9 million and $4.8 million, respectively. PMC Capital’s limited partnership allocation of the assets, liabilities and partners’ capital of the 2001 Joint Venture as of September 30, 2001 was $51.7 million, $45.2 million and $6.5 million, respectively.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following information summarizes the results of operations for the nine months ended September 30, 2001 and September 30, 2000 and for the 2001 Joint Venture, for the period from June 27, 2001 (inception) through September 30, 2001:

Summary of Operations:

							PMC	PMC
							Joint	Joint
	PMC Capital		PMC Capital, L. P.		PMC Capital, L. P.		Venture,	Venture,
	Limited Partnership		1998-1		1999-1		L.P. 2000	L.P. 2001

	2001	2000	2001	2000	2001	2000	2001 (1)	2001

	(In thousands)
Interest Income	$930	$1,233	$2,459	$3,037	$3,984	$4,276	$6,033	$2,066

Total Revenues	$973	$1,236	$2,528	$3,132	$4,171	$4,297	$6,256	$2,223

Interest Expense	$277	$409	$1,704	$2,125	$2,467	$2,598	$3,979	$1,228

Total Expenses	$333	$484	$1,791	$2,222	$2,602	$2,737	$4,163	$1,285

Net Income	$640	$752	$737	$910	$1,569	$1,560	$2,093	$938

(1)	There were no operations prior to December 18, 2000.

Amounts represent 100% of the limited partnership interests. PMC Capital’s limited partnership allocation of the net income of the 2000 Joint Venture for the nine months ended September 30, 2001 was approximately $504,000. PMC Capital’s limited partnership allocation of the net income of the 2001 Joint Venture for the period from June 27, 2001 (inception) to September 30, 2001 was approximately $484,000.

In accordance with SFAS No. 140, management has performed a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, losses and discount rates are different than management’s assumptions.

The following summarizes the results of the sensitivity analysis on our Retained Interests as of September 30, 2001:

		Amount of
Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum	$37,920,000	$2,789,000

Losses increase by 100 basis points per annum	$35,222,000	$5,487,000

Rate of prepayment increases by 5% per annum (1)	$39,230,000	$1,479,000

Rate of prepayment increases by 10% per annum (1)	$38,135,000	$2,574,000

Discount rates increase by 100 basis points	$39,409,000	$1,300,000

Discount rates increase by 200 basis points	$38,187,000	$2,522,000

(1)	For example, a 10% assumed CPR would be increased to 15%.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 4. Notes and Debentures Payable:

We have a $15 million uncollateralized revolving credit facility, as amended, which expires March 2002. Advances pursuant to the credit facility bear interest, at our option, at the bank’s prime rate less 50 basis points or LIBOR plus 175 basis points. As of September 30, 2001 and December 31, 2000, we had no borrowings outstanding under this facility. The credit facility requires us to meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable not exceed 2%, and the ratio of assets to debt (as defined in the agreement) will not fall below 110% for PMC Capital and 135% (as defined in the agreement) including our consolidated subsidiaries, as amended. At September 30, 2001, we were in compliance with all covenants of this facility. In October 2001, we reduced our revolving credit facility to $10 million and added a discretionary guidance line facility of $5 million. The maturity date for both the revolving credit facility and the guidance line, as amended, is March 2003.

We refinanced (“rolled-over”) $6.7 million in notes payable when they matured in July 2001 and simultaneously borrowed an additional $3.3 million through the issuance of notes payable. The $10 million in notes payable matures in July 2006 and has an interest rate of LIBOR plus 1.3% reset on a quarterly basis. Our outstanding notes payable at September 30, 2001 and December 31, 2000 were $45.0 million and $41.7 million, respectively. The notes mature from December 2002 to July 2006 with a weighted average interest rate of 6.2% at September 30, 2001.

Note 5. Dividends Paid and Declared:

In January, April and July 2001, we paid quarterly dividends of $0.25, $0.25 and $0.20 per share of Common Stock to shareholders of record on December 31, 2000, March 30, 2001 and June 29, 2001, respectively. During September 2001, our Board of Directors declared a dividend of $0.20 per share of Common Stock to shareholders of record on September 28, 2001 that was paid on October 9, 2001.

Note 6. Net Unrealized Appreciation on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation on investments was comprised of the following at September 30, 2001 and December 31, 2000:

	September 30,	December 31,
	2001	2000

	(In thousands)
Loans receivable	$(816)	$(659)

Retained interests in transferred assets	2,383	1,379

Other investments	75	82

	$1,642	$802

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Activity in our investments written-off and change in unrealized appreciation (depreciation) on investments was as follows:

	Nine Months Ended September 30, 2001			Three Months Ended September 30, 2001

	Retained			Retained
	Interests in			Interests in
	Transferred	Loans		Transferred	Loans
	Assets	Receivable	Total	Assets	Receivable	Total

Investments written-off	$(1,241,000)	$(375,000)	$(1,616,000)	$(536,000)	$(61,000)	$(597,000)

Change in unrealized appreciation (depreciation) on investments	997,000	(157,000)	840,000	510,000	(155,000)	355,000

Total realized and unrealized loss on investments	$(244,000)	$(532,000)	$(776,000)	$(26,000)	$(216,000)	$(242,000)

	Nine Months Ended September 30, 2000			Three Months Ended September 30, 2000

	Retained			Retained
	Interests in			Interests in
	Transferred	Loans		Transferred	Loans
	Assets	Receivable	Total	Assets	Receivable	Total

Investments written-off	$—	$(16,000)	$(16,000)	$—	$—	$—

Change in unrealized appreciation (depreciation) on investments	638,000	(345,000)	293,000	308,000	(249,000)	59,000

Total realized and unrealized gain (loss) on investments	$638,000	$(361,000)	$277,000	$308,000	$(249,000)	$59,000

Note 7. Earnings Per Common Share Computations:

For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by 1,000 shares and 3,900 shares during the nine months ended September 30, 2001 and 2000, respectively, and by 3,600 shares during the three months ended September 30, 2000. There was no change in the weighted average shares outstanding for the effect of stock options during the three months ended September 30, 2001 since the stock options were anti-dilutive.

Earnings are defined as net operating income and realized and unrealized gain (loss) on investments reduced by the preferred stock dividend requirements of PMCIC.

Note 8. Commitments and Contingencies:

Loan commitments and approvals outstanding at September 30, 2001 to various small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $18.2 million. Of these commitments, $6.7 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of our business and, in our opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

With regards to the 2001 Joint Venture and the 2000 Joint Venture, PMC Capital and PMC Commercial have agreed to cross-indemnify to the extent that the poor performance of the loans of one company impairs the required cash flow distributions to the other company.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Results of Operations

General

      Our operations include originating, servicing and selling commercial loans. We sell the government guaranteed portion of our loans originated under the SBA 7(a) program and sell commercial mortgage loans through securitizations and structured financings. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in sold loans by owning a percentage of the related loan and by establishing cash reserves to cover future losses relating to the sold loans through our ownership in our Limited Partnerships (also referred to as “special purpose entities” or “SPEs”). In addition, we operate as an investment manager to evaluate properties and loans and to service loans and lease contracts pursuant to fee arrangements with our affiliate, PMC Commercial Trust. Our operations are centralized in Dallas, Texas where our headquarters are located. We presently have additional business development offices located in Kansas City, Missouri; Atlanta, Georgia; and Phoenix, Arizona.

      Our revenue sources include the following:

•	Interest earned on commercial loans originated and retained including the effect of commitment fees collected at the inception of the loan.

•	Earnings on the retained interests in transferred assets.

•	Fee income from the management of PMC Commercial’s property and loan portfolios.

•	Equity interests in the income of our non-investment company unconsolidated subsidiaries.

•	Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) program loans into the secondary market.

•	Interest earned on temporary (short-term) investments.

•	Gains relating to securitizations.

•	Other fees, including: late fees, prepayment fees, construction monitoring fees and site visit fees.

      Interest income includes the stated interest rate earned on a loan and the collection of loan origination fees. Our ability to generate interest income is dependent on economic, regulatory and competitive factors that influence interest rates and loan originations, and our ability to secure financing for our investment activities. See “Economy and Competition.” Also, for a more detailed description of the risk factors affecting our financial condition and results of operations, see Risk Factors in Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2000.

      Our serviced loan portfolio increased by $21.6 million (7%) to $329.3 million at September 30, 2001 from $307.7 million at December 31, 2000. Our retained loan portfolio decreased by $4.3 million (4%) to $96.1 million at September 30, 2001 from $100.4 million at December 31, 2000. The reason that the serviced portfolio increased by $21.6 million while the retained portfolio decreased by $4.3 million was the securitization and sale of loans in June 2001.

      During the three months ended September 30, 2001 and 2000, we originated investments in loans totaling $9.9 million and $10.5 million, respectively, and received repayments totaling, in the aggregate, $3.9 million and $7.5 million, respectively. During the first half of 2001, we experienced an increase in loan origination opportunities due to the general interest rate environment and competition lessening from banks and conduit lending programs. During the nine months ended September 30, 2001 and 2000, we originated investments in loans totaling $58.4 million and $34.6 million, respectively, and received repayments and sold loans totaling, in the aggregate, $62.2 million (including the sale of $49.2 million of our loans in a securitization in June 2001) and $18.4 million, respectively.

      During the nine months ended September 30, 2001 and 2000 and the years ended December 31, 2000 and 1999, we received $6.7 million, $9.4 million, $11.2 million and $15.4 million, respectively, in collections of principal on retained loans including prepayments. As a percentage of our total retained loan portfolio, these collections on an annualized basis were 7% and 9% during the nine months ended September 30, 2001 and 2000, respectively, and were 11% and 15% during the years ended December 31, 2000 and 1999, respectively.

      Prepayments generally increase during times of declining interest rates and we anticipate increased prepayments during the fourth quarter of 2001 as a result of the current interest rate environment. When fixed interest rate loans are repaid prior to their maturity, we receive the immediate benefit of prepayment charges. Prepayment charges result in one-time increases in our other investment income. The proceeds from the prepayments we received were invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans. The lower interest rates we receive on these new loans have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations.

      We believe that as a result of the current interest rate environment (the prime rate and treasury notes have decreased substantially during 2001), we may see greater prepayment activity. However, many of our loan portfolio’s prepayment charges are based upon a yield maintenance premium which provides for greater fees as interest rates decrease.

      At September 30, 2001, approximately $35.3 million (37%) of our retained loan portfolio had a variable interest rate (reset on quarterly basis) based upon either the prime rate of interest as stated in The Wall Street Journal on the first day of the applicable period (the “Prime Rate”) or LIBOR. The spread that we charge over the Prime Rate ranges from 0.5% to 2.75%. The spread that we charge over LIBOR ranges from 3.75% to 4.5%.

      Effective October 1, 2001 the Prime Rate on our loans was reduced to 6.0% and LIBOR was reduced to 2.6%. Subsequently, the prime rate and LIBOR were again reduced. As the prime rate or LIBOR decreases we will see reductions in our interest income.

      The reduction in interest rates will also reduce our LIBOR based interest expense on $25 million of our outstanding variable rate debt. See “Liquidity and Capital Resources – Debt.”

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

      During the first half of 2001, we experienced an increase in loan origination opportunities due to the general interest rate environment and competition lessening from banks and conduit lending programs. Our volume of new loans funded during the first nine months of 2001 ($58.4 million) exceeded fundings during the year ended December 31, 2000. However, in the third quarter of 2001, our lending activity declined and loan commitments were reduced due to the downturn in the economy including the hospitality industry.

      The major factors for the increased lending activity in the first half of 2001 included: a drop in rates with 10-year treasuries at just under 6% at the end of September 2000 to just over 5% at the beginning of 2001; the curtailment/reduction in lending by banks and other lenders during the first quarter of 2001 as their credit quality was impacted by downturns in other sectors; and the forming of a strategic alliance with a major franchiser at the beginning of the year.

      As we look to the fourth quarter and the first quarter of 2002, as a result of the economic downturn, there have been reductions in business travel, consumers are rethinking vacations causing a moderation in demand and there has been a slowdown in construction. In addition, the tragic events in the United States on September 11 have led to uncertainty in the nation’s economy for the remainder of 2001 and into 2002. During the weeks immediately following the tragedy, hotels experienced significant short-term declines in occupancy compared to the prior year. Another factor which affects the limited service sector of the hospitality industry is a significant change in gasoline prices. As seen during the second quarter, when gas prices sharply increased, occupancy rates decreased. More recently, it appears that occupancy and revenue per available room (“RevPAR”) trends are rebounding in the limited service sector of the hospitality industry.

      Interest rates were lowered to aid in stimulating the economy and the Federal Reserve has provided liquidity to the economy; however, consumer and business confidence have declined. This lack of confidence has caused significant strain on the travel and hotel industries as well as numerous other industries in the United States. The limited service area continues to outperform the luxury and upscale sectors, with the high-end resort properties experiencing the largest declines. As indicated in published reports, experts have reduced their outlook for the limited service hospitality industry with RevPAR expected to decrease during the fourth quarter of 2001 and the rise in RevPAR for 2002 expected to be significantly below recent double digit rises. To the extent that RevPAR for the limited service sector of the hospitality industry were to experience significant sustained reductions, the ability of our borrowers to meet their obligations could be impaired and loan losses could increase. At present, it is not possible for us to predict either the severity or duration of such declines in the medium or long-term, the potential impact on our borrowers and lending operations or the potential impact on our results of operations, financial condition or cash flows.

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

      Net income increased by $1,102,000 (14%), to $8,876,000 during the nine months ended September 30, 2001 from $7,774,000 during the nine months ended September 30, 2000. The most significant reason for the increase in net income was the $2.7 million gain recognized as a result of our securitization and sale of loans during June 2001. The increase in net income resulting from the securitization transaction was partially offset by valuation losses related to our retained interests in transferred assets (the “Retained Interests”) and a reduction in interest income primarily during the third quarter of 2001 as detailed below.

      Interest income: Interest income decreased by $509,000 (5%), to $9,066,000 for the nine months ended September 30, 2001 from $9,575,000 for the nine months ended September 30, 2000. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments and up-front fees collected. The decrease is due to the sale of approximately $49.2 million of our loans in a securitization completed in June 2001 partially offset by higher interest income and up-front fees collected on the higher volume of loans funded during the nine months ended September 30, 2001.

      Interest income and commitment fees received on loans decreased by $633,000 (7%), to $8,628,000 during the nine months ended September 30, 2001 from $9,261,000 during the nine months ended September 30, 2000. Interest income on loans decreased by $823,000 (9%), to $8,138,000 during the nine months ended September 30, 2001 from $8,961,000 during the nine months ended September 30, 2000 primarily as a result of the securitization of loans in June 2001 resulting in a decrease in the weighted average retained loan portfolio outstanding of $4.4 million (4%) to $109.8 million during the nine months ended September 30, 2001 from $114.2 million during the nine months ended September 30, 2000. In addition, interest income decreased as a result of a reduction of variable interest rates. Partially offsetting the reduction in interest income on loans was an increase in the collection of up-front fees. During the nine months ended September 30, 2001, we recognized approximately $490,000 of up-front fees compared to $300,000 in up-front fees during the nine months ended September 30, 2000. The increase of $190,000 in up-front fees is attributable to our increased loan originations.

      Interest on other investments (which consists of interest on temporary investments) for the nine months ended September 30, 2001 was $438,000 which was $124,000 (40%) greater than the $314,000 in interest income on other investments earned during the nine months ended September 30, 2000. The increase is primarily a result of an increase in our weighted average outstanding short-term investments.

      Income from retained interests in transferred assets: Income from our Retained Interests increased by $560,000 (17%), to $3,814,000 for the nine months ended September 30, 2001 from $3,254,000 for the nine months ended September 30, 2000. The income from our Retained Interests is comprised of the yield received on our investment in our Retained Interests. This increase was primarily a result of the income from our securitizations completed in December 2000 and June 2001.

      Premium income: Premium income decreased by $108,000 (22%), to $390,000 for the nine months ended September 30, 2001 from $498,000 for the nine months ended September 30, 2000. This decrease was primarily the result of a decrease in the proceeds from the sale of the government guaranteed portion of loans (under the SBA 7(a) program) to $6.3 million during the nine months ended September 30, 2001 from $9.0 million during the nine months ended September 30, 2000.

      Other investment income, net: Other investment income, net, increased by $33,000 (6%), to $547,000 for the nine months ended September 30, 2001 from $514,000 for the nine months ended September 30, 2000. This increase was primarily attributable to an increase in servicing fees received during the nine months ended September 30, 2001 relating to our securitizations completed in December 2000 and June 2001.

      Other income, net: Other income, net, increased by $58,000 (4%), to $1,550,000 during the nine months ended September 30, 2001 from $1,492,000 during the nine months ended September 30, 2000 due primarily to an increase in income from advisory services provided to PMC Commercial.

      Equity in income of unconsolidated subsidiaries, net: As a business development company (“BDC”), we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the “equity method” of accounting.

      Equity in income of unconsolidated subsidiaries decreased by $37,000 (11%), to $304,000 during the nine months ended September 30, 2001 from $341,000 during the nine months ended September 30, 2000.

      The decrease was a result of the following:

•	The net income of PMC Advisers was $357,000 during the nine months ended September 30, 2001 compared to $373,000 during the nine months ended September 30, 2000. The decrease was primarily a result of the sale by PMC Commercial of five properties during the nine months ended September 30, 2001. As a result of the property sales, our future income from PMC Advisers should be reduced.

•	PMC Funding had a net loss of $53,000 during the nine months ended September 30, 2001 as compared to a net loss of $32,000 during the nine months ended September 30, 2000.

      Operating expenses, excluding interest expense: Operating expenses, excluding interest, increased by $318,000 (7%), to $4,607,000 during the nine months ended September 30, 2001 from $4,289,000 during the nine months ended September 30, 2000. We had an increase in salaries and related benefits of $203,000 (7%), to $3,219,000 during the nine months ended September 30, 2001 from $3,016,000 during the nine months ended September 30, 2000. The increase in salaries and related benefits was primarily attributable to marketing staff commissions during 2001, a special incentive program for employees during 2001 and general cost of living increases in salaries and benefits.

      Interest expense: Interest expense increased by $256,000 (7%), to $4,144,000 during the nine months ended September 30, 2001 from $3,888,000 during the nine months ended September 30, 2000. Interest expense results primarily from interest on (i) our unsecured notes (as of September 30, 2001 and 2000 the outstanding balances were $45.0 million and $41.7 million, respectively) with a weighted average interest rate of 6.2% and weighted average remaining maturity of 3.1 years as of September 30, 2001, and (ii) debentures due the SBA (as of both September 30, 2001 and 2000 the outstanding balances were $31.3 million), with a weighted average interest rate of approximately 7.4% and weighted average remaining maturity of 4.9 years as of September 30, 2001. The increase in interest expense primarily resulted from an additional $3.3 million in unsecured notes issued during July 2001 and an increase of 3% in the interest rate on $12 million of SBA debentures as a result of the SBA subsidy period expiring in September 2000.

      Realized and unrealized gain (loss) on investments: The net realized and unrealized gain on investments was $1,956,000 and $277,000 during the nine months ended September 30, 2001 and 2000, respectively.

      The increase in net realized and unrealized gain on investments was due primarily to the securitization and sale of $49.2 million of loan portfolio completed during June 2001. We recognized a gain of $2,732,000 as a result of this securitization. There were no securitization transactions completed during the nine months ended September 30, 2000.

      In addition, during the nine months ended September 30, 2001, we recognized net realized and unrealized losses on our Retained Interests of $244,000 compared to net unrealized gains of $638,000 during the nine months ended September 30, 2000. During the nine months ended September 30, 2001, included in the net realized and unrealized loss on our Retained Interests are realized losses of $1,241,000 and unrealized gains of $997,000. The primary reason for the net realized and unrealized losses during the nine months ended September 30, 2001 was a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and lower than anticipated income on our reserve funds. The primary reason for the net gains during the nine months ended September 30, 2000 was the low rate of prepayment and loss activity related to the structured loan sale completed in June 1999.

      We also recognized $532,000 of net loan losses during the nine months ended September 30, 2001 compared to $361,000 in net loan losses during the nine months ended September 30, 2000. The increase was primarily related to increases in our valuation reserve related to two loans.

      Loan losses (including the change in unrealized appreciation (depreciation) on loans) were $657,000 and $416,000 during the twelve month periods ended September 30, 2001 and 2000, respectively, or 0.60% and 0.36% of our weighted average outstanding portfolio during the twelve month periods ended September 30, 2001 and 2000, respectively.

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

      Net income decreased by $564,000 (23%), to $1,890,000 during the three months ended September 30, 2001 from $2,454,000 during the three months ended September 30, 2000. The most significant reason for the decrease in net income was the reduction of interest income due to the sale and securitization of loans during June 2001.

       Interest income: Interest income decreased by $670,000 (21%), to $2,567,000 for the three months ended September 30, 2001 from $3,237,000 for the three months ended September 30, 2000. Interest income includes the interest earned on loans, the interest earned on short-term (“temporary”) investments and up-front fees collected. Interest income decreased due to the sale and securitization of loans during June 2001 and a reduction in interest rates charged on our variable rate loans.

      Interest income and commitment fees received on loans decreased by $789,000 (25%), to $2,354,000 during the three months ended September 30, 2001 from $3,143,000 during the three months ended September 30, 2000. Interest income on loans decreased by $848,000 (27%), to $2,278,000 during the three months ended September 30, 2001 from $3,126,000 during the three months ended September 30, 2000 as a result of a decrease in the weighted average retained loan portfolio outstanding of $27.3 million (23%) to $92.9 million during the three months ended September 30, 2001 from $120.2 million during the three months ended September 30, 2000. In addition, there was a reduction in interest rates charged on our variable rate loans due to a decrease in the Prime Rate and LIBOR. Partially offsetting the decreases described above was an increase in up-front fees. During the three months ended September 30, 2001, we recognized approximately $76,000 of up-front fees compared to

$17,000 in up-front fees during the three months ended September 30, 2000. The increase of $59,000 in up-front fees is attributable to the increased level of loan originations during the three months ended September 30, 2001.

      Interest on other investments (which consists of interest on temporary investments) for the three months ended September 30, 2001 was $213,000 which was $119,000 (127%) greater than the $94,000 in interest income on other investments earned during the three months ended September 30, 2000. The increase is due to an increase in our weighted average short-term investments resulting from the proceeds received from the securitization of loans in June 2001 which was partially offset by a decrease in the interest rate earned on our temporary investments.

      Income from retained interests in transferred assets: Income from our Retained Interests increased by $321,000 (31%), to $1,355,000 for the three months ended September 30, 2001 from $1,034,000 for the three months ended September 30, 2000. The income from our Retained Interests is comprised of the yield received on our investment in our Retained Interests. This increase was primarily a result of the income from our securitizations completed in December 2000 and June 2001.

      Premium income: Premium income decreased by $98,000 (69%), to $45,000 for the three months ended September 30, 2001 from $143,000 for the three months ended September 30, 2000. This decrease was primarily the result of a decrease in the proceeds from the sale of the government guaranteed portion of loans (under the SBA 7(a) program) to $526,000 during the three months ended September 30, 2001 from $2.9 million during the three months ended September 30, 2000.

      Other investment income, net: Other investment income, net, decreased by $35,000 (15%), to $205,000 for the three months ended September 30, 2001 from $240,000 for the three months ended September 30, 2000. This decrease was primarily attributable to a decrease in forfeited up-front fees earned, partially offset by an increase in servicing fees received in connection with our securitizations completed in December 2000 and June 2001.

      Other income, net: Other income, net, increased by $97,000 (22%), to $547,000 during the three months ended September 30, 2001 from $450,000 during the three months ended September 30, 2000. The increase is primarily attributable to management fees earned due to an increase in the managed assets of PMC Commercial from September 30, 2000 to September 30, 2001.

      Equity in income of unconsolidated subsidiaries, net: Equity in income of unconsolidated subsidiaries increased by $11,000 (10%), to $117,000 during the three months ended September 30, 2001 from $106,000 during the three months ended September 30, 2000.

      The increase was a result of the following:

•	The net income of PMC Advisers was $127,000 during the three months ended September 30, 2001 compared to $126,000 during the three months ended September 30, 2000.

•	PMC Funding had a net loss of $10,000 during the three months ended September 30, 2001 compared to a loss of $20,000 during the three months ended September 30, 2000.

      Operating expenses, excluding interest expense: Operating expenses, excluding interest, decreased by $99,000 (7%), to $1,357,000 during the three months ended September 30, 2001 from $1,456,000 during the three months ended September 30, 2000. We had a decrease in salaries and related benefits of $24,000 (2%), to $997,000 during the three months ended September 30, 2001 from $1,021,000 during the three months ended September 30, 2000. The decrease in salaries and related benefits was primarily attributable to decreased employee benefit costs relating to health insurance costs incurred during the third quarter of 2000. In addition, legal and accounting expense decreased by $58,000 for the three months ended September 30, 2001 compared to September 30, 2000.

      Interest expense: Interest expense decreased by $12,000 (1%), to $1,347,000 during the three months ended September 30, 2001 from $1,359,000 during the three months ended September 30, 2000. Interest expense results primarily from interest on (i) our unsecured notes (as of September 30, 2001 and 2000 the outstanding balances were $45.0 million and $41.7 million, respectively) with a weighted average interest rate of 6.2% and weighted average remaining maturity of 3.1 years as of September 30, 2001, and (ii) debentures due to the SBA (as of both September 30, 2001 and 2000 the outstanding balances were $31.3 million), with a weighted average interest rate of approximately 7.4% and weighted average remaining maturity of 4.9 years as of September 30, 2001. The decrease in interest expense primarily resulted from a reduction in interest rates of approximately 3% on our variable rate debt. We had variable rate debt outstanding of $15 million during the quarter ended September 30, 2000 and $25 million at September 30, 2001. This reduction was partially offset by the interest expense from an additional $3.3 million in unsecured notes issued during July 2001 and an increase of 3% in the interest rate on $12 million of SBA debentures as a result of the SBA subsidy period expiring in September 2000.

      Realized and unrealized gain (loss) on investments: The net realized and unrealized gain (loss) on investments was a loss of $242,000 and a gain of $59,000 during the three months ended September 30, 2001 and 2000, respectively.

      During the three months ended September 30, 2001, we recognized net realized and unrealized losses on our Retained Interests of $26,000 compared to net unrealized gains of $308,000 during the three months ended September 30, 2000. Included in the net realized and unrealized gain (loss) of $26,000 on our Retained Interests for the three months ended September 30, 2001 are realized losses of $536,000 and unrealized gains of $510,000. The primary reason for the net gains during the three months ended September 30, 2000 was the low rate of prepayment and loss activity related to the structured loan sale completed in June 1999.

      We also recognized $216,000 of net loan losses during the three months ended September 30, 2001 compared to $249,000 in net loan losses during the three months ended September 30, 2000. Net loan losses were stable during these periods.

Cash Flow Analysis

      Cash Flow From Operating Activities: We generated cash flow from operating activities of $6,283,000 and $5,476,000 during the nine months ended September 30, 2001 and 2000, respectively. This increase in source of funds of $807,000 primarily relates to the net change in our operating assets and liabilities. During the nine months ended September 30, 2001, we had a net cash outflow of $815,000 from our net assets compared to a net cash outflow of $2,581,000 during the nine months ended September 30, 2000.

      Cash Flow From Investing Activities: We used cash of $45,750,000 and $13,787,000 from investing activities during the nine months ended September 30, 2001 and 2000, respectively. This $31,963,000 increase in cash flows used in investing activities relates primarily to a net increase in loans funded less principal collected of $28,495,000 and our cash investment of $2,127,000 in the securitization transaction completed in June 2001.

      Cash Flow From Financing Activities: We generated cash of $39,360,000 from financing activities during the nine months ended September 30, 2001 and used cash of $10,230,000 during the nine months ended September 30, 2000. This $49,590,000 increase in cash flows from financing activities relates primarily to the $44,511,000 net proceeds from the debt issued by the 2001 Joint Venture during June 2001 and the net repayment at maturity of $4,330,000 in SBA debentures during the nine months ended September 30, 2000.

Liquidity and Capital Resources

      Sources and uses of funds

      As a regulated investment company, under the Internal Revenue Code, we are required to pay out substantially all of our net investment company taxable income to our common shareholders (see “Dividends”). Consequently, we must procure funds from sources other than earnings in order to meet our capital requirements. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances.

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

      Our primary source of capital has most recently been through the structured sale of loans. In order to generate growth in the size of our investment portfolio and meet our outstanding loan commitments, we will need to obtain additional funds from:

•	the structured sale or securitization of a portion of our loan portfolio,

•	borrowings under our short-term, unsecured revolving credit facility,

•	the issuance of senior unsecured medium-term notes, and/or

•	issuance of SBA debentures, or

•	to the extent available, the issuance of equity.

      At September 30, 2001, we had approximately $21.8 million of cash and cash equivalents, availability of $15.0 million under our revolving credit facility and approximately $18.2 million of total loan commitments and approvals outstanding (see “Commitments”). In October 2001, we reduced our revolving credit facility to $10 million and added a discretionary guidance line facility of $5 million. The maturity date for both the revolving credit facility and the guidance line, as amended, is March 2003. Accordingly, we have enough working capital available to fund all of our outstanding commitments. In order to fund our anticipated volume of loan originations during the next twelve months, to the extent we fully utilize our cash and cash equivalents on hand and our $10 million revolving credit facility and $5 million guidance line, we anticipate that we would complete another securitization and sale of loan portfolio. Having received the required exemptive relief from the Securities and Exchange Commission to permit us to co-securitize our loan portfolio with PMC Commercial, we anticipate that the transaction would be a co-securitization with PMC Commercial. Co-securitizing allows us to achieve a more cost-efficient cost of funds, a lower retained interest in loans securitized and more timely access to the securitization market.

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

      Commitments and Contingencies

      Loan commitments and approvals outstanding at September 30, 2001 to various small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $18.2 million. Of these commitments, $6.7 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of our business and, in our opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met.

Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

      With regards to the 2001 Joint Venture and the 2000 Joint Venture, PMC Capital and PMC Commercial have agreed to cross-indemnify to the extent that the poor performance of the loans of one company impairs the required cash flow distributions to the other company. The terms of our other securitizations provide that the partners of the respective Limited Partnerships are not liable for any payment on the respective notes. Accordingly, the Limited Partnerships have the exclusive obligation for the repayment of the respective notes, and the holders of the respective notes have no recourse to PMC Capital or its other subsidiaries or their assets in the event of nonpayment of the underlying loans.

      Debt

      At September 30, 2001, we did not have any borrowings outstanding under our $15 million revolving credit facility, thus providing credit availability of $15 million. Advances under the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and liquidity covenants which require that the ratio of assets to senior debt (as defined in the credit facility) may not fall below 110%, as amended, with respect to PMC Capital and 135% including our consolidated subsidiaries. At September 30, 2001 we were in compliance with the covenants of this facility. In October 2001, we reduced our revolving credit facility to $10 million and added a discretionary guidance line facility of $5 million. The maturity date for both the revolving credit facility and the guidance line, as amended, is March 2003.

      We refinanced (“rolled-over”) $6.7 million in notes payable when they matured in July 2001 and simultaneously borrowed an additional $3.3 million in notes payable. The aggregate $10 million in notes payable matures in July 2006 and has an interest rate of LIBOR plus 1.3% reset on a quarterly basis.

      Investment Company Act Requirements

      PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by us from the Securities and Exchange Commission.

      Dividends

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

      In September 2001, the Board declared a dividend of $0.20 per share to shareholders of record on September 28, 2001, which was paid in October 2001. Our Board may amend our dividend policy as warranted by actual and/or anticipated earnings.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Since our balance sheet consists of items subject to interest rate risk, we are subject to market risk associated with changes in interest rates.

A majority of our investment portfolio (approximately 63%) consists of fixed interest rate loans and, as a result, changes in interest rates should not have a direct impact on interest income. Our interest rate risk is primarily related to loan prepayments and pay-offs. The average maturity of our loans is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgages are substantially higher than current mortgage loan rates (due to refinancings of adjustable rate and fixed rate loans at lower rates).

Our liabilities include debentures payable to the SBA and our unsecured debt. The SBA debentures and the unsecured debt are primarily payable at fixed rates of interest. At September 30, 2001, $25 million of our unsecured debt had a variable interest rate ranging from LIBOR plus 1.3% to 1.4%.

The sensitivity of our variable-rate portfolio and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income, net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would affect net income by approximately 1% over a one-year period.

We have an investment in Retained Interests that is valued by our Board based on various factors including estimates of appropriate market discount rates. As there is no quoted market value for our Retained Interests, changes to the general interest rate environment do not necessarily affect our discount rates. Significant reductions (or increases) in the discount rates used by the Board in determining the valuation of the Retained Interests will have an impact on the value. If market rates, and ultimately the discount rates used by the Board, were to increase by 1% or 2% from current rates, the value of our Retained Interests would diminish by $1.3 million and $2.5 million, respectively.

Although management believes that the above described measures are indicative of our sensitivity to interest rate changes, we do not adjust for potential changes in credit quality, size and composition of our balance sheet and other business developments that could affect our net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

PART II
Other Information

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

None

B.	Reports on Form 8-K

None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date:	11/14/01	/s/ Lance B. Rosemore

Lance B. Rosemore President

Date:	11/14/01	/s/ Barry N. Berlin

Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)