Form 10-K405
period 2001-12-31
PMC CAPITAL INC
filed 2002-03-28
CIK 722571

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From _____________ to _____________ .

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

Common stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on March 20, 2002 as reported on the American Stock Exchange, was approximately $73 million. Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2002, the Registrant had 11,853,516 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002 are incorporated by reference into Part III.

PMC CAPITAL, INC.

Form 10-K
For the Year Ended December 31, 2001

PART I

Item 1. BUSINESS

GENERAL

     Overview

     PMC Capital, Inc., a Florida corporation, is a diversified, closed-end management investment company that has elected to operate as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). The common stock of PMC Capital, Inc. (the “Common Stock”) is traded on the American Stock Exchange under the symbol “PMC.” PMC Capital, Inc. has elected to be taxed as a regulated investment company under the Internal Revenue Code and thus distributes substantially all of its taxable income as dividends to its shareholders, thereby incurring no Federal income tax liability on such income.

     PMC Capital, Inc. (“PMC Capital” or “PMC,” and together with its subsidiaries, the “Company,” “we” or “our”) is a national lender to small businesses either directly or through our three principal lending subsidiaries. These lending subsidiaries are First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. Our investment objective is to achieve current income that is available to pay out to shareholders in the form of quarterly dividends.

     We operate under several licenses from the Small Business Administration (the “SBA”). First Western is licensed as a small business lending company (“SBLC”) that originates loans through the SBA’s 7(a) Guaranteed Loan Program. PMCIC is a licensed specialized small business investment company (“SSBIC”) under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under SBA regulations. Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides loans to borrowers whether or not they qualify as “disadvantaged.”

     Lending Activities

     We primarily originate loans to individuals and small business concerns in the limited service sector of the lodging industry. We have a fundamental policy with respect to loan concentration that requires us to have at least 25% of our total assets invested in the lodging industry, and at December 31, 2001 our concentration was 56%. We also emphasize lending to the convenience store and gas station, medical, restaurant, service, retail and commercial real estate industries. We are a national lender that primarily lends to businesses in the southwest and southeast regions of the United States. Our loans in the lodging industry are generally collateralized by limited service hospitality properties and are generally made to owner-operated facilities operating under national franchises. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated businesses.

     We originate mortgage loans to small businesses primarily collateralized by commercial real estate. We believe that we successfully compete in the commercial real estate finance market due to our understanding of the borrowers’ businesses and the flexible loan terms that we offer. Our approach in assessing new commercial mortgage loans requires an analysis of the replacement cost of the collateral and an analysis of local market conditions. We also consider the underlying cash flow of the tenant or owner-occupant as well as more traditional real estate loan underwriting criteria.

     We generally price new fixed-rate commercial mortgage loans based on a fixed spread ranging from 3.75% to 4.5% over the ten-year U.S. Treasury rate. At December 31, 2001, 64% of our loans receivable carried a fixed interest rate and 36% carried a floating interest rate based on the prime rate or LIBOR. Our fixed interest rate loans receivable primarily require level payments of principal and interest calculated to amortize the principal on a ten to 25-year basis. Certain loans receivable with less than a 25-year maturity have a balloon payment at maturity. Our variable interest rate loans receivable primarily require payments of principal and interest, reset on a quarterly basis, to fully amortize the loan over its life (typically ten to 20 years.)

     The following table sets forth the amount of our loans originated and repaid during the years indicated:

	Years Ended December 31,

	2001	2000	1999	1998	1997

			(In thousands)
Loans receivable, net - beginning of period	$100,353	$106,325	$116,711	$127,240	$93,354
Loans originated	65,977	44,158	84,264	66,450	86,361
Loan repayments(1)	(10,063)	(11,233)	(15,431)	(23,538)	(8,285)
Structured loan sales(2)	(49,194)	(28,046)	(60,481)	(43,144)	(22,810)
Loans sold(3)	(7,778)	(9,584)	(19,152)	(9,978)	(21,638)
Loans purchased(4)	8,634	—	—	—	—
Other adjustments(5)	(537)	(1,267)	414	(319)	258

Loans receivable, net - end of period	$107,392	$100,353	$106,325	$116,711	$127,240

(1)	Includes loans receivable which were repaid prior to their contractual maturity.

(2)	We sold loans receivable as part of structured loan transactions.

(3)	First Western sells the guaranteed portion of its loans receivable through private placements to either dealers in government guaranteed loans or institutional investors.

(4)	Represents the purchase of loans though our exercise of optional redemption provisions from affiliated special purpose entities.

(5)	Includes the change in provision for loan losses and loans written-off.

     The following table is a breakdown of loans originated on a quarterly basis during the years indicated:

	Years Ended December 31,

	2001	2000	1999	1998	1997

			(In thousands)
First Quarter	$15,628	$13,190	$17,231	$10,937	$20,504
Second Quarter	32,850	10,943	16,534	11,739	21,776
Third Quarter	9,903	10,453	27,687	16,887	20,970
Fourth Quarter	7,596	9,572	22,812	26,887	23,111

Total	$65,977	$44,158	$84,264	$66,450	$86,361

     Information on our loans receivable, and combined with loans receivable which have been sold and which we service and have retained interests (the “Serviced Loan Portfolio”) is as follows, broken down by division:

	December 31,

	2001			2000

			Commercial			Commercial
	Total	SBA 7(a)	Loans	Total	SBA 7(a)	Loans

			(Dollars in thousands)
Principal balance:
Loans receivable(1)	$108,357	$17,510	$90,847	$101,571	$17,223	$84,348
Sold loans of SPEs	158,002	4,907	153,095	140,246	9,860	130,386
Sold SBA 7(a) guaranteed loans	55,409	55,409	—	65,933	65,933	—

Serviced Loan Portfolio	$321,768	$77,826	$243,942	$307,750	$93,016	$214,734

Weighted average interest rate:
Loans receivable	9.0%	7.9%	9.2%	10.4%	11.1%	10.2%
Sold loans of SPEs	9.1%	8.4%	9.1%	10.2%	12.0%	10.0%
Sold SBA 7(a) guaranteed loans	8.0%	8.0%	—	11.5%	11.5%	—
Serviced Loan Portfolio	8.9%	8.1%	9.2%	10.5%	11.5%	10.7%

Impaired loans(2):
Loans receivable	$6,152	$1,308	$4,844	$3,046	$1,482	$1,564
Sold loans of SPEs	1,799	125	1,674	1,824	144	1,680

	$7,951	$1,433	$6,518	$4,870	$1,626	$3,244

Percentage impaired loans:
Loans receivable	5.7%	7.5%	5.3%	3.0%	8.6%	1.9%
Sold loans of SPEs	1.1%	2.5%	1.1%	1.3%	1.5%	1.3%
Loans receivable and sold loans of SPEs	3.0%	6.4%	2.7%	2.0%	6.0%	1.5%

	Years Ended December 31,

	2001			2000

			(In thousands)
Loan originations	$65,977	$8,011	$57,966	$44,158	$12,294	$31,864

Loan losses(3)	$809	$463	$346	$486	$350	$136

(1)	Balances are at cost of loans, plus discounts aggregating $522,000 and $559,000 and reserves of $443,000 and $659,000 at December 31, 2001 and 2000, respectively.

(2)	Includes those loans receivable which are either past due greater than 60 days or the collection of the balance of principal and interest is considered impaired and a loan loss reserve has been established. The balance does not include the principal balance of loans which have been identified as potential problems for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans”). Our Special Mention Loans were $1.5 million (1.4%) of our loans receivable and $6.5 million (4.1%) of our sold loans as of December 31, 2001. Since the sold SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loss. Accordingly, impaired loan statistics for our SBA 7(a) guaranteed loans have not been presented.

(3)	Represents loans written-off and the change in unrealized appreciation (depreciation) of loans receivable.

     Non-Investment Company Act Subsidiaries

     PMC Capital is either directly or indirectly the sole shareholder or a partner of several non-investment company subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); and several special purpose entities (the “SPEs”) established to facilitate structured loan transactions. Our consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers and PMC Funding are accounted for using the equity method of accounting in conformity with the requirements of Federal securities laws. Our interests in the SPEs are accounted for as retained interests in transferred assets.

     Structured Loan Transactions

     General

     Structured loan sale transactions are currently our primary method of obtaining funds for new loan originations.

     In a structured loan sale transaction, we contribute loans receivable to a special purpose entity (“SPE”) in exchange for an ownership interest in that entity. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the note payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE which means that, should the SPE fail to make payments on the debt, the noteholders have no recourse to us. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets.

     We account for structured loan sale transactions as sales of our loans receivable; as a result, neither the loans receivable contributed to the SPE nor the notes payable issued by the SPE are included in our consolidated financial statements. When a structured loan sale transaction is completed; (1) our ownership interests in the SPEs are accounted for as retained interests in transferred assets (the “Retained Interests”) and are recorded at the present value of our estimated future cash flows to be received from the SPE and (2) the difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) cash received and (b) the initial value of our Retained Interests constitutes the gain or loss on sale. Gains or losses on these sales may represent a material portion of our net operating income and realized and unrealized gain (loss) on investments (hereinafter called “net income”) in the period in which the transactions occur. These gains or losses also cause timing differences between our net income determined in accordance with generally accepted accounting principles and our investment company taxable income. See “Risk Factors – Fluctuations in Quarterly Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to generate funds to originate loans.

     Problems in the asset-backed securities market that could affect our ability to complete a structured loan transaction on a timely basis or may cause us to sell our loans receivable on unfavorable terms include the following:

•	Increased interest rates;

•	Increased cash reserve requirements; or

•	A requirement that we hold larger subordinated portions of loans receivable.

     Each of the items described above would have a negative impact on our net income. In addition, certain economic conditions may cause investors in the type of asset-backed securities that we place to widen the “spreads” they require in order to purchase asset-backed securities. See “Risk Factors – Market for Structured Loan Transactions.”

     Cash Flows of the SPEs

     Our Retained Interests consist of required overcollateralization, cash reserves and an interest-only strip receivable (the “IO Receivable”). The value of our Retained Interests is determined based on the present value of estimated future cash flows that we will receive from the SPEs. The estimated future cash flows are calculated based on management’s assumptions concerning, among other things, loan losses, prepayment speeds and discount rates. On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted based on our estimate of market interest rates for investments of this type. Any appreciation (depreciation) of our Retained Interests is included in the accompanying statement of income as either realized or unrealized gain (loss) on investments.

     We retain a portion of the default and prepayment risk associated with our Retained Interests. Actual defaults and prepayments may vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and the related cash flows.

     We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans receivable sold. Although we believe that we have made reasonable assumptions as to the future cash flows, actual rates of loss or prepayments may vary from those assumed and other assumptions may be revised based upon anticipated future events.

     At the time a structured loan sale transaction is completed, we enter into agreements (the “Credit Enhancement Agreements”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transaction. Generally, the Credit Enhancement Agreements contain specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, provisions of the Credit Enhancement Agreements would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would delay our distributions or could reduce our cash flow. To date, we have not had a reduction of cash flow as a result of an increased credit enhancement requirement associated with our structured loan transactions.

     In connection with our structured loan sale transactions, limited partnerships and joint ventures have been formed as SPEs to hold the loans receivable sold and issue certificates or notes payable collateralized by the loans receivable. As of December 31, 2001, our SPEs consisted of:

•	FW 97 L.L.C. (“First Western 1997”);

•	PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and its related general partner;

•	PMC Capital, L.P. 1999-1 (the “1999 Partnership”) and its related general partner;

•	PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and its related general partner; and

•	PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and its related general partner.

     PMC Capital owns 100% of First Western 1997, the 1998 Partnership and the 1999 Partnership. In addition, PMC Capital owns approximately 33.3% of the 2000 Joint Venture and 59.5% of the 2001 Joint Venture as of December 31, 2001 with the balance owned by PMC Commercial Trust (“PMC Commercial”), a company affiliated with us through common management. Moody’s Investors Service, Inc. has rated all of the transactions as detailed below.

     Information relating to our structured loan sale transactions is as follows:

	As of December 31, 2001

	First Western	1998	1999	2000 Joint	2001 Joint
	1997(1)	Partnership	Partnership	Venture	Venture

		(Dollars in thousands)
Principal amount of loans sold:
At time of sale	$22,810	$43,144	$60,468	$28,039	$49,257
At December 31, 2001	$4,907	$29,926	$47,909	$26,612	$48,648
Weighted average interest rate(2):
At time of sale	P+2.48%	P+1.26%	9.59%	9.54%	9.78%
At December 31, 2001	P+2.50%	P+1.20%	9.50%	9.32%	9.78%
Interest rate on the notes/certificates (2)	P-1.90%	P-1.00%	6.60%	7.28%	6.36%
Subordinated interest owned (%)(3)	—	5.0%	—	—	—
Required overcollateralization (%)(4)	—	5.5%	8.0%	11.0%	8.0%
Rating of certificates/notes	"Aaa"/ "A"	"Aaa"	"Aaa"	"Aaa"	"Aaa"
Cash reserve requirement(%)	8.0%	8.0%	6.0%	6.0%	6.0%

(1)	The transaction had both the primary and a subordinated portion of the transaction rated and sold.

(2)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”). The rate for our OC Piece of First Western 1997 is P-1.55%.

(3)	The subordinated interest owned represents our mortgage-backed security of affiliate owned by PMC Capital.

(4)	The required overcollateralization percentage represents the portion of our sold loans receivable retained by the SPEs whose value is included in retained interests in transferred assets.

     PMC Capital Limited Partnership (the “1996 Partnership”) completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the “1996 L.P. Notes”) in November 1996. During the year ended December 31, 1996, we contributed approximately $45.7 million in loans receivable to the 1996 Partnership. On November 1, 2001, we acquired, through exercise of our option, the remaining $6.4 million in loans receivable through payment of the remaining balance on the 1996 L.P. Notes of $710,000. We did not recognize any gain or loss as a result of the acquisition of the loans receivable.

     First Western completed a securitization in 1994 and sold approximately $26.4 million of its loans receivable. On November 16, 2001, we acquired, through exercise of our option, the remaining $2.4 million in loans receivable for approximately $2.4 million. We realized a gain of approximately $77,000 (which had previously been recognized as an unrealized gain) as a result of the acquisition of the loans receivable.

     Structured Loan Sale Transaction Completed During 2001

     On June 27, 2001, we completed a structured loan sale transaction of a pool of fixed-rate loans receivable. PMC Capital and PMC Commercial contributed loans receivable of $49.2 million and $32.7 million, respectively, to an SPE (the “2001 Joint Venture”). The 2001 Joint Venture issued, through a private placement, approximately $75.4 million of its 2001 Loan-Backed Fixed Rate Notes (the “2001 L.P. Notes”) of which approximately $45.3 million (the “2001 PMC L.P. Notes”) was allocated to us based on our ownership percentage in the 2001 Joint Venture. The 2001 L.P. Notes, issued at par, which have a stated maturity in 2021 and bear interest at 6.36%, are collateralized by the loans receivable contributed by us and PMC Commercial to the 2001 Joint Venture. We accounted for this transaction as a sale and recorded a gain of $2,732,000 during 2001 and recorded our Retained Interests at an initial amount of $9,186,000.

     The net proceeds from the issuance of the 2001 PMC L.P. Notes (approximately $44.5 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2001 Joint Venture, we owned a 60.1% limited partnership interest in the 2001 Joint Venture. Our ownership in the 2001 Joint Venture is based on our share of the capital of the 2001 Joint

Venture. Our share of the cash flows from the 2001 Joint Venture is based upon the remaining principal on the underlying loans receivable contributed by us to the 2001 Joint Venture divided by all loans receivable held by the 2001 Joint Venture. At December 31, 2001, we owned a 59.5% limited partnership interest in the 2001 Joint Venture and our share of the cash flows was 62.2%.

     Structured Loan Sale Transaction Completed During 2000

     On December 18, 2000, we completed a structured loan sale transaction of a pool of fixed-rate loans receivable. PMC Capital and PMC Commercial contributed loans receivable of $28.1 million and $55.7 million, respectively, to an SPE (the “2000 Joint Venture”). The 2000 Joint Venture issued, through a private placement, approximately $74.5 million of its 2000 Loan-Backed Fixed Rate Notes (the “2000 L.P. Notes”) of which approximately $24.9 million (the “2000 PMC L.P. Notes”) was allocated to us based on our ownership percentage in the 2000 Joint Venture. The 2000 L.P. Notes, issued at par, which have a stated maturity in 2024 and bear interest at 7.28%, are collateralized by the loans receivable contributed by us and PMC Commercial to the 2000 Joint Venture. We accounted for this transaction as a sale and recorded a gain of $564,000 during 2000 and recorded our Retained Interests at an initial amount of $5,573,000.

     The net proceeds from the issuance of the 2000 PMC L.P. Notes (approximately $24.7 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2000 Joint Venture, we owned a 33.5% limited partnership interest in the 2000 Joint Venture. Our ownership in the 2000 Joint Venture is based on our share of the capital of the 2000 Joint Venture. Our share of the cash flows from the 2000 Joint Venture is based upon the remaining principal on the underlying loans receivable contributed by us to the 2000 Joint Venture divided by all loans receivable held by the 2001 Joint Venture. At December 31, 2001, we owned a 33.3% limited partnership interest in the 2000 Joint Venture and our share of the cash flows was 33.4%.

     Joint Structured Loan Sale Transactions

     The terms of the 2001 L.P. Notes and the 2000 L.P. Notes provide that the partners of the 2001 Joint Venture and the 2000 Joint Venture, respectively, are not liable for any payments on the 2001 L.P. Notes or the 2000 L.P. Notes. Accordingly, if the 2001 Joint Venture or the 2000 Joint Venture, respectively, fails to pay the 2001 L.P. Notes or the 2000 L.P. Notes, the sole recourse of the holders of the 2001 L.P. Notes and the 2000 L.P. Notes is against the assets of the 2001 Joint Venture and 2000 Joint Venture, respectively. Accordingly, we have no obligation to pay the 2001 L.P. Notes or the 2000 L.P. Notes, nor do the holders of the 2001 L.P. Notes or the 2000 L.P. Notes have any recourse against our assets.

     PMC Capital and PMC Commercial have entered into an indemnification agreement regarding the performance of their respective loans receivable sold to the 2001 Joint Venture and the 2000 Joint Venture. To the extent that poor performance by either company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. If the performance of our sold loans receivable significantly deteriorated, it could be necessary for us to perform under this indemnification agreement. At December 31, 2001, our maximum exposure under this indemnification agreement was approximately $17.8 million which represents the net present value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet. Based on our present cash flow assumptions, including stress test analysis of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor does it appear that the loans receivable sold by PMC Commercial will cause any permanent cash flow reduction to us.

     Advisory Services

     In addition to our lending operations, we earn income through PMC Advisers which evaluates and services loans receivable and other investments pursuant to fee arrangements with PMC Commercial (the “Investment Management Agreements”). PMC Commercial, our affiliate, is a real estate investment trust. As the investment advisor for PMC Commercial, PMC Advisers has earned $2.3 million, $2.2 million and $2.3 million in advisory fees during the years ended December 31, 2001, 2000 and 1999, respectively.

     PMC Commercial provides loans to persons or entities whose borrowing needs and/or strength and stability exceed the limitations set by the SBA for our SBA approved loan programs. As a result, we generally pursue different prospective borrowers than PMC Commercial. In order to further mitigate the potential for conflicts of interest, PMC Capital, PMC Commercial and PMC Advisers have entered into a loan origination agreement (the “Loan Origination Agreement”). Pursuant to the Loan Origination Agreement, loans that are greater than $1.1 million that meet PMC Commercial’s underwriting criteria are first presented to PMC Commercial for funding. If PMC Commercial does not have available funds, we may originate those lending opportunities as long as they meet our lending criteria. The fees of PMC Advisers (pursuant to the Investment Management Agreements) are primarily based on the value of PMC Commercial’s assets. As a result, any increases in the dollar amount of PMC Commercial’s assets will benefit PMC Advisers, and PMC Advisers may have a potential conflict in determining whether to advise PMC Commercial to acquire assets or write-down the value of any assets. In order to mitigate the risk to PMC Commercial from increasing its asset base through leveraged transactions, the Investment Management Agreements provide PMC Advisers with a reduced fee for any loans originated with capital obtained through borrowings.

REGULATORY OVERVIEW

     Business Development Company (“BDC”)

     PMC Capital is a BDC. BDCs must register their shares under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Exchange Act’s periodic reporting requirements rather than the 1940 Act’s reporting requirements. Companies having securities registered under the Exchange Act, such as PMC Capital, must file quarterly rather than semi-annual financial reports. BDCs have greater operating flexibility relating to capital structure, portfolio diversification, transactions with downstream affiliates, executive stock options and the frequency which they may make distributions from capital gains, that may be greater than that available to registered investment companies. A BDC is a unique kind of investment company that focuses on investing in or lending to small private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in growing small businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the benefits, if any, of investing in privately owned companies. As a BDC, we may not acquire any asset other than “Qualifying Assets” unless, at the time we make the acquisition, our Qualifying Assets represent at least 70% of the value of our total assets (the “70% test”). The principal categories of Qualifying Assets relevant to our business are:

(1)	Securities purchased in transactions not involving any public offering, the issuer of which is an eligible portfolio company. An eligible portfolio company is defined to include any issuer that:

	a.	is organized and has its principal place of business in the United States,

	b.	is not an investment company other than an SBIC wholly-owned by a BDC (our investments in PMCIC and Western Financial are Qualifying Assets), and

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

     To include certain securities described above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance such as providing significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, or making loans to a portfolio company. We will provide managerial assistance on a continuing basis to any portfolio company upon request, whether or not difficulties are perceived. As a BDC, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. This limitation is not applicable to borrowings by our SBIC or SBLC subsidiaries, and therefore any borrowings by these subsidiaries are not included in this asset coverage test. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act. Since we made our BDC election, we have not made any substantial change in the nature of our business.

     Regulated Investment Company (“RIC”)

     Our status as a RIC enables us to avoid the cost of Federal and state income taxation and, as a result, achieve pre-tax investment returns. We believe that this tax advantage enables us to achieve strong equity returns without having to aggressively leverage our balance sheet. In order to qualify as a RIC, we must, among other things:

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

     SBA Regulations

     The lending operations of First Western, PMCIC and Western Financial are regulated by the SBA, which establishes, among other things, maximum interest rates that borrowers may be charged (which currently for PMCIC and Western Financial may not exceed the greater of 19% per annum or 11% above our cost of funds from the SBA) and minimum and maximum maturities for our loans receivable (which generally range from seven to 25 years). Borrowers must satisfy certain criteria established by the SBA to qualify for loans originated by us under SBA sponsored programs, including limitations on the net worth and net income of potential borrowers or alternative criteria that focus upon the number of employees of the borrower and its gross revenues. In addition, the SBA generally limits the aggregate amount of guaranties that can be provided to any single borrower and restricts the use to which the loan proceeds can be employed by the borrower.

     SBICs are intended to stimulate the flow of private equity capital to eligible small businesses. Under present SBA regulations, eligible small businesses include businesses that have a net worth not exceeding $18 million and have average annual fully taxed net income not exceeding $6 million for the most recent two fiscal years. In addition, an SBIC must devote 20% of its investment activity to “smaller” concerns as defined by the SBA. A smaller concern is one that has a net worth not exceeding $6 million and has average annual fully taxed net income not exceeding $2 million for the most recent two fiscal years. SBA regulations also provide alternative size standard criteria to determine eligibility, which depend on the industry in which the business is engaged and are based on such factors as the number of employees and gross sales. According to SBA regulations, SBICs may make long-term loans to small businesses, invest in the equity securities of such businesses, and provide them with consulting and advisory services. Both Western Financial and PMCIC provide long-term loans to qualifying small businesses. Western Financial and PMCIC have the opportunity to sell to the SBA up to an additional aggregate principal amount of $20 million of SBA debentures, based on PMCIC’s and Western Financial’s regulatory capital. Western Financial and PMCIC had outstanding $31.3 million of SBA debentures and PMCIC had $7.0 million of preferred stock investments from the SBA at December 31, 2001. Interest rates on the SBA debentures currently outstanding have a weighted average interest rate of 7.6%. At December 31, 2001, we had an outstanding commitment from the SBA to purchase up to $5.2 million ($4.2 million expiring September 2003 and $1.0 million expiring September 2004) in additional SBA debentures.

     First Western is licensed to operate as an SBLC. The SBA guarantees 75% of qualified loans over $150,000 with such individual guarantees not exceeding $1,000,000. While the eligibility requirements of the SBA 7(a) program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot presently exceed $6,000,000, (ii) liquid assets or real estate equity of the borrower and affiliates cannot exceed specified limits, and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $1,000,000. Maximum maturities for SBA 7(a) loans are 25 years for real estate and 15 years for the purchase of machinery and equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of $1,000,000.

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

     Volatility in Valuation of our Retained Interests in Transferred Assets

     The value of our Retained Interests is determined based on management’s assumptions concerning, among other things, anticipated defaults and loan losses, discount rates and prepayment speeds. We retain a portion of the default and prepayment risk associated with our Retained Interests. Actual defaults and prepayments may vary from our assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and the related estimated cash flows. The discount rates that we utilize are determined for each of the assets comprising the Retained Interests based upon our estimate of the inherent risk associated with each asset.

     Changes in any of our assumptions, or actual results which deviate from our assumptions, affect the value of our Retained Interests, possibly to a material degree. There can be no assurance as to the accuracy of these estimates.

     Concentration of Investments

     As previously stated, we have a fundamental policy regarding investment in the lodging industry. At December 31, 2001 and 2000, loans receivable to businesses in the lodging industry comprised 56% and 53% of our total assets, respectively. In addition, significant portions of the assets underlying our Retained Interests are also loans receivable to the lodging industry. There can be no assurance that we will continue to experience the positive results we have historically achieved from lending to the lodging industry or that market conditions will enable us to maintain or increase our level of loan concentration in this industry. Any economic factors that negatively impact this industry could have a material adverse effect on our financial condition and results of operations.

     At December 31, 2001, loans receivable to businesses located in Texas, Georgia and North Carolina comprised approximately 24%, 12% and 11% of our outstanding loans receivable, respectively. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2001. A decline in economic conditions in any of these states could have a material adverse effect on our financial condition and results of operations.

     Market for Structured Loan Transactions

     We will continue to need capital to fund loans. Our ability to continue to grow depends, to a large extent, on our ability to complete structured loan sale transactions. In certain economic markets the availability of funds may be diminished or the “spread” charged for funds may increase causing us to delay a structured loan sale transaction. A reduction in the availability of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available to fund loan originations.

     We may experience problems selling fixed-rate loans receivable in a structured loan sale transaction at a cost of funds acceptable to us. It is anticipated that our working capital needs for 2002 will require us to complete a structured loan sale transaction with PMC Commercial during the first half of 2002. At present, since our fixed-rate loans receivable have a weighted average interest rate of 9.8% at December 31, 2001, general increases in interest rates will reduce our “spread” when we complete a structured loan transaction. If (i) five-year U.S. Treasury rates were to increase to levels above 6%, or (ii) spreads over Treasury for asset-backed securities similar to the type issued by us were to increase sharply (over 150 basis points) from our estimate of present levels, or (iii) a combination thereof, we may not be able to complete a fixed-rate structured loan sale transaction with an acceptable structure because of the reduction between the yield on our fixed-rate loans receivable and the interest needed to be paid to the purchasers.

     Interest Rate and Prepayment Risk

     Prepayments generally increase during times of declining interest rates. When loans receivable are repaid prior to their maturity, we often receive prepayment charges. Prepayment charges result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. The lower interest rates we receive on these new loans receivable have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations. The impact of the lower lending rates on our net operating income may be partially offset by the reduced cost of our variable-rate borrowings.

     First Western sells the guaranteed portion of most of its originated loans through private placements. These sales are included in our Retained Interests and are especially sensitive to prepayments. Our retained interest in these loan sales consists only of an IO Receivable. Therefore, to the extent the prepayments of these loans exceed our estimates, there is a significant impact on the value of the associated Retained Interests.

     Prepayments affect our “spread” on the pool of loans sold in our structured loan sale transactions. Prepayments of loans receivable with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayment of loans receivable with lower interest rates.

     Our net income is affected by the spread between the rate at which we borrow funds and the rate at which we loan these funds. PMC Capital, Western Financial and PMCIC have primarily originated fixed interest rate loans and the borrowed funds of these companies are typically long-term and at fixed interest rates. First Western originates variable interest rate loans and has utilized both advances from PMC Capital and the sale of its loans receivable to obtain funds necessary to originate loans. If the yield on loans originated by us with funds obtained from borrowings or the issuance of preferred stock fails to cover the cost of such funds, our cash flow will be reduced. During periods of changing interest rates, interest rate mismatches on our loans receivable could negatively impact our net operating income, dividend yield and the market price of our common stock. Generally, the fixed-rate loans that we originate have prepayment fees. As interest rates decline, we may experience significant prepayments. Such prepayments, as well as scheduled repayments, are likely to be re-loaned or invested at lower rates. As a result, these factors may impair our ability to maintain dividend distributions at existing levels.

     Leverage

     We have borrowed funds and issued shares of preferred stock and intend to borrow additional funds through advances on our revolving credit facility and discretionary guidance line and through the issuance of notes payable or SBA debentures, if available. As a result, we are leveraged. The SBA and private lenders have fixed dollar claims on our assets superior to the claims of the holders of our common stock. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate or dividend payable on the funds obtained from either borrowings or the issuance of preferred stock would cause our net income and earnings per share to increase more than it would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than it would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness or meet our obligations in respect of any outstanding preferred stock on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations.

     Economy and Competition

     Our primary competition has come from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e. depository services). We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and decision-making processes, and the renewal and refinancing options available to borrowers.

     Several factors may impact the ability of our borrowers to meet their contractual payment obligations. During economic downturns, there may be reductions in business travel and consumers generally take fewer vacations. Another factor which affects the limited service sector of the hospitality industry is a significant change in gasoline prices. When gas prices sharply increase over a short period of time, occupancy rates may decrease as a result of less automobile travel. These factors may cause a reduction in revenue per available room (“RevPar”). If RevPar for our limited service sector of the hospitality industry were to experience significant sustained reductions, the ability of our borrowers to meet their obligations could be impaired and loan losses could increase.

     Risks of Lending to Small Businesses

     Our loans receivable consist primarily of loans to small, privately-owned companies. There is no publicly available information about these companies; therefore, we rely on the due diligence of our employees to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by bank lenders. A borrower’s ability to repay their loan may be adversely impacted by numerous factors, including a downturn in their industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan receivable. In addition, small businesses depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have a material adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need substantial additional capital to expand or compete. Such companies may also experience substantial changes in operating results and may have highly leveraged capital structures. These factors may have an impact on the ultimate recovery of our loans to such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

     Loan Portfolio Valuation

     The valuation of our loans receivable is subject to the estimate of our Board of Directors. There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans receivable may adversely affect our ability to dispose of such loans receivable at times when it may be advantageous for us to liquidate such investments. We adjust the valuation of our portfolio on a quarterly basis to reflect the estimate of our Board of Directors as to the current realizable value of our loans receivable. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ significantly from the values that would be placed if a ready market for the loans existed.

     Ongoing Need for Additional Capital Since Earnings are Required to be Paid as Dividends

     We will continue to need working capital to fund loans. Historically, we have sold loans receivable, borrowed from financial institutions and issued equity securities. A reduction in the availability of funds from financial institutions, the equity market or the asset-backed securities market could have a material adverse effect on us. We must distribute at least 90% of our investment company taxable income to our shareholders to maintain our RIC status under the Internal Revenue Code of 1986, as amended (the “Code”). As a result, such earnings are not available to fund loan originations. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market. As a result of our current market price, we do not anticipate selling additional equity securities during the year ending December 31, 2002. If we fail to obtain funds from such sources or from other sources to fund our loans, it could have a material adverse effect on our financial condition and our results of operations. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which restricts our ability to borrow in certain circumstances.

     Fluctuations in Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:

     •     The completion of a structured loan sale transaction in a particular period;

     •     Interest rates on the securities issued in connection with our structured loan transactions;

     •     Interest rate changes;

     •     The volume of loans we originate and the timing of prepayment of our loans receivable;

     •     Changes in and the timing of the recognition of gains or losses on investments;

     •     The degree to which we encounter competition in our markets; and

     •     General economic conditions.

     To the extent a structured loan sale transaction is completed, (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a retained interest in the loans receivable sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods should be a reduction in interest income net of interest expense.

     As a result of these factors, results for any quarter should not be relied upon as being indicative of performance in future quarters.

     Impact of Inflation

     We may use our short-term credit facility that has a variable interest rate cost of funds and availability of

$15 million (our revolving credit facility of $10 million and our discretionary guidance line of $5 million) for the origination of fixed-rate loans. As a result, to the extent we have borrowed funds on our short-term credit facility to originate fixed interest rate loans, our cash flow and net spread will be reduced if short-term interest rates were to rise from present levels. At December 31, 2001 we did not have any balance outstanding on our short-term credit facility.

     Loss of Pass-Through Tax Treatment

     We intend to continue to qualify as a RIC under the Code. If a company meets certain diversification and distribution requirements under the Code, it qualifies for pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements or if we ceased to qualify as an investment company under the 1940 Act. We are also subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a RIC would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

     Highly Regulated Environment

     We are regulated by the SBA. In addition, changes in the laws or regulations that govern BDCs, RICs, SBICs and SBLCs may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations are also subject to change. Any change in the laws or regulations governing our business could have a material impact on our financial condition or our results of operations.

EMPLOYEES

     At December 31, 2001, we employed 49 individuals including marketing professionals, investment professionals, operations professionals and administrative staff. Our loan processing is centralized in our Dallas, Texas office. In addition, we have loan production offices in Georgia, Missouri and Arizona. Our management believes the relationship with our employees is good.

QUARTERLY RESULTS

     The following table shows the earnings per share on a quarterly basis for the last ten years.

		Quarter

	Total	First	Second		Third	Fourth

1992	$0.79	$0.18	$0.23		$0.19	$0.19
1993	$0.87	$0.18	$0.23		$0.25	$0.21
1994	$1.12	$0.19	$0.23		$0.26	$0.44	(1)
1995	$1.03	$0.23	$0.25		$0.27	$0.28
1996	$1.18	$0.27	$0.30		$0.30	$0.31
1997	$1.35	$0.29	$0.31		$0.30	$0.45	(2)
1998	$1.16	$0.28	$0.28		$0.29	$0.31	(3)
1999	$1.11	$0.23	$0.42	(4)	$0.24	$0.22
2000	$0.93	$0.22	$0.22		$0.20	$0.29	(5)
2001	$0.87	$0.20	$0.38	(6)	$0.15	$0.14

(1)	Includes approximately $0.24 relating to the sale of a portion of our loan portfolio

(2)	Includes approximately $0.21 relating to the sale of a portion of our loan portfolio

(3)	Includes approximately $0.08 relating to the sale of a portion of our loan portfolio

(4)	Includes approximately $0.22 relating to the sale of a portion of our loan portfolio

(5)	Includes approximately $0.05 relating to the sale of a portion of our loan portfolio

(6)	Includes approximately $0.23 relating to the sale of a portion of our loan portfolio

CUSTOMERS

     We are not dependent upon a single borrower, or a few borrowers, whose loss would have a material adverse effect on us. In addition, we have not loaned more than 10% of our assets to any single borrower.

AVAILABLE INFORMATION

     We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the “SEC”). All documents may be located at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or you may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. Our SEC filings are also available to the public at our internet site www.pmccapital.com or at the SEC’s internet site www.sec.gov.

Item 2. PROPERTIES

     Our headquarters are located at 18111 Preston Road, Suite 600, Dallas, Texas 75252. We lease approximately 13,000 square feet in an office building pursuant to a five-year lease which commenced in December 1998. In addition, at December 31, 2001, we leased office space in Missouri, Arizona and Georgia. The aggregate annual lease payments for the year ended December 31, 2001 were approximately $321,000.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the last quarter of the year ended December 31, 2001.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol “PMC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the AMEX and the regular and special dividends per share declared by us for each such period.

			Regular	Special
			Dividends	Dividends
			Per	Per
Quarter Ended	High	Low	Share	Share

December 31, 2001	$8.03	$6.79	$0.200	—
September 30, 2001	$8.18	$7.75	$0.200	—
June 30, 2001	$8.50	$6.75	$0.200	—
March 31, 2001	$9.50	$8.00	$0.250	—

December 31, 2000	$9.81	$7.75	$0.250	—
September 30, 2000	$10.38	$9.13	$0.250	—
June 30, 2000	$10.13	$7.75	$0.250	—
March 31, 2000	$8.31	$7.75	$0.250	—

December 31, 1999	$8.75	$7.88	$0.250	$0.015
September 30, 1999	$9.00	$8.06	$0.250	—
June 30, 1999	$8.75	$7.75	$0.250	—
March 31, 1999	$10.13	$8.31	$0.250	—

     On March 20, 2002, there were approximately 850 shareholders of record of our Common Stock and the last reported sales price of our Common Stock was $7.05 per share.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 2001. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated financial data presented below has been derived from our consolidated financial statements.

	Years Ended December 31,

	2001	2000	1999	1998	1997

		(Dollars in thousands, except per share information)
Operating Data:
Total income	$20,752	$21,584	$22,627	$24,314	$24,406
Total expenses	$(11,408)	$(11,280)	$(11,140)	$(11,091)	$(10,602)
Realized and unrealized gain (loss) on investments	$1,223	$949	$1,933	$726	$1,818
Net operating income and realized and unrealized gain (loss) on investments	$10,567	$11,253	$13,420	$13,949	$15,622
Dividends declared, common	$10,076	$11,846	$12,007	$14,473	$14,543
Basic and diluted earnings per common share	$0.87	$0.93	$1.11	$1.16	$1.35
Dividends per common share	$0.85	$1.00	$1.02	$1.23	$1.27
Basic weighted average common shares outstanding	11,854	11,841	11,829	11,800	11,411
Loans funded	$65,977	$44,158	$84,264	$66,450	$86,361

At end of period:
Loans receivable, net	$107,392	$100,353	$106,325	$116,711	$127,240
Retained interests in transferred assets	$33,537	$32,341	$28,423	$20,151	$14,853
Total assets	$162,698	$161,478	$165,191	$163,349	$165,839
Notes and debentures payable	$76,310	$72,977	$73,973	$74,790	$76,290
Preferred stock of consolidated subsidiary	$7,000	$7,000	$7,000	$7,000	$7,000
Common shareholders’ equity	$72,908	$72,667	$73,314	$72,151	$70,166
Number of common shares outstanding	11,854	11,854	11,829	11,829	11,631

Ratios:
Return on average assets(1)	6.5%	6.9%	8.2%	8.5%	9.7%
Return on average common shareholders’ equity(2)	14.1%	15.1%	18.1%	19.2%	23.3%

(1)	Based on the average value of our total assets on the the first day of the year and on the last day of each quarter of the year, divided by five.

(2)	Based on the total shareholders’ equity on the first day of the year and on the last day of each quarter of the year, divided by five.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     General

     Our operations include originating, servicing and selling commercial loans. We primarily originate loans to individuals and small business concerns in the limited service sector of the hospitality industry. We sell our loans receivable through privately-placed structured loan transactions and sell the government guaranteed portion of our loans originated under the SBA 7(a) program. Historically, we have retained servicing rights and residual interests in all loans receivable sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan receivable for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in sold loans receivable either directly or through our ownership in the SPEs. In addition, we operate as an investment manager to evaluate properties and loans receivable and to service loans receivable and lease contracts pursuant to fee arrangements with our affiliate, PMC Commercial.

     Our investment income and realized gains include the following:

•	Interest earned on loans receivable which includes commitment fees collected at the inception of the loan;

•	Gains relating to structured loan transactions;

•	Earnings on our Retained Interests;

•	Fee income from the management of PMC Commercial’s property and loans receivable;

•	Equity interests in the income of our non-investment company unconsolidated subsidiaries;

•	Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) program loans into the secondary market;

•	Interest earned on temporary (short-term) investments; and

•	Other fees, including: late fees, prepayment fees, construction monitoring fees and site visit fees.

     Our ability to generate investment income is dependent on (i) economic, regulatory and competitive factors that influence interest rates and loan originations and (ii) our ability to secure financing for our investment activities. The amount of investment income earned will vary based on volume of loans funded, the timing and amount of financings, volume of loans receivable which prepay, the mix of loans receivable (construction versus non-construction), the rate and type of loans originated (whether fixed or variable) as well as the general level of interest rates. For a more detailed description of the risk factors affecting our financial condition and results of operations, see “Risk Factors” in Item 1 of this Form 10-K.

     Expenses primarily consist of interest expense, salaries and related benefits and overhead. General and administrative expenditures consist primarily of insurance, advertising and promotional expense, telephone services, corporate printing costs and general office expenses. In addition, we have other administrative costs which consist of profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. Our operations are centralized in Dallas, Texas where our headquarters are located. We presently have additional business development offices located in Missouri, Georgia and Arizona.

     Lending Operations

     The value of our loans receivable was $107.4 million and $100.4 million at December 31, 2001 and 2000, respectively. During 2001 and 2000, we originated investments in loans totaling $66.0 million and $44.2 million and received repayments and contributed and sold loans receivable totaling $67.0 million and $48.9 million, respectively. Our Serviced Loan Portfolio increased by $14.1 million (4.6%) to $321.8 million at December 31, 2001 from $307.7 million at December 31, 2000.

     During 2001, 2000 and 1999, we received $10.1 million, $11.2 million and $15.4 million, respectively, in collections of principal on loans receivable including prepayments. For the years ended December 31, 2001,

2000 and 1999, principal collections (including prepayments), as an annualized percentage of our loans receivable, were 9%, 11% and 15%, respectively. While the annual percentage decreased during 2001, we experienced increased prepayment activity during December 2001 and January 2002. The prepayment activity increased as a result of the current interest rate environment (the prime rate and interest rates on treasury notes decreased substantially during 2001) and we believe that we may continue to see increased prepayment activity during the remainder of 2002. Many of our prepayment charges are based upon a yield maintenance premium which provides for greater fees as interest rates decrease. First Western’s loans receivable (all variable interest rate) did not have prepayment penalties for loans originated prior to January 2001 in accordance with SBA policy. The SBA changed its policy on prepayment fees to allow the SBA to collect a 5% fee for loans prepaid in the first year, 3% in the second year and 1% in the third year. This change in SBA policy may lessen the amount of prepayments received during the first three years after the origination of an SBA guaranteed loan. When loans receivable are paid-off prior to their maturity, we receive prepayment charges. Prepayment charges result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and are generally re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations.

     At December 31, 2001, approximately $38.5 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the prime rate or LIBOR. The spread that we charge over the prime rate generally ranges from 1.0% to 2.5%. The spread that we charge over LIBOR generally ranges from 3.75% to 4.25%. The prime rate and LIBOR used in determining interest rates for the first quarter of 2002 were 4.75% and 1.86%, respectively. To the extent the prime rate or LIBOR changes, we will see changes in interest income on our variable-rate loans receivable.

     Loan Portfolio Performance

     Our policy with respect to loans receivable which are in arrears as to interest payments for a period in excess of 60 days or loans on which we have established loan loss reserves is generally to discontinue the accrual of interest income and reverse previously recorded interest income which is deemed uncollectible. We will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action. On an ongoing basis, we monitor our loans receivable and evaluate the adequacy of our allowance for loan losses. In our analysis, we review various factors, including the value of the collateral securing the loan and the borrower’s payment history. Based upon our analysis, a loan loss reserve is established as considered necessary.

     Historically, we have not had a significant amount of impaired loans nor have we had a significant amount of charged-off loans. While our impaired loans as of December 31, 2001 as a percentage of our loans receivable and sold loans of our SPEs are 5.7% and 1.1%, respectively, we have experienced a trend of increasing impaired loans. Our impaired loans as of December 31, 2000 as a percentage of our loans receivable and loans receivable and sold loans of our SPEs were 3.0% and 1.3%, respectively. This trend of increasing impaired loans as a percentage of our loans receivable commenced during early 2001 and has continued throughout the year and into 2002. Impaired loans at December 31, 2001 include two limited service hospitality properties we acquired through foreclosure during January and February 2002. The aggregate value of these properties, as reduced for costs of selling, was estimated to be $2.1 million. As of December 31, 2001 the underlying loans receivable were written down by $631,000. In addition, these balances do not include the principal balance of loans which have been identified as potential problems for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans”). Our Special Mention Loans were $1.5 million (1.4%) of our loans receivable and $6.5 million (4.1%) of our sold loans as of December 31, 2001.

     As a result of the increased impaired loans, our loan losses increased to $809,000 during the year ended December 31, 2001 from $486,000 during the year ended December 31, 2000. Our loan losses during 2001 include $460,000 related to the two limited service hospitality properties we acquired through foreclosure during January and February 2002. No additional losses were recognized at the time we foreclosed upon the assets.

     Current Economic Factors

     Our primary competition has come from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). We believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and decision-making processes, and the renewal and refinancing options available to borrowers.

     During 2001 there were reductions in business and discretionary travel causing a moderation in demand for hotel rooms and there has been a slowdown in construction of hospitality properties. In addition, the tragic events of September 11, 2001 have led to uncertainty in the nation’s economy. During the weeks immediately following the tragedy, hotels experienced significant short-term declines in occupancy compared to the prior year. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices in a short period of time. As seen in the past, when gas prices sharply increase, occupancy rates decrease.

     Considering the current economy, it is difficult for us to determine the current and long-term performance of the lodging industry, the potential impact on our borrowers and lending operations or the potential impact on our results of operations, financial condition or cash flows.

     As a result of either an increase in competition, a lack of funding sources or a lack of identifying loans which meet our underwriting criteria, we could have a reduced volume of loan originations. The resulting decrease in loan origination volume would effect our operations. To the extent that principal payments on outstanding loans exceeded our loan originations, interest income would be reduced.

     Critical Accounting Considerations and Significant Accounting Policies

     Our discussion and analysis of our financial condition and our results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities.

     We believe the following critical accounting considerations and significant accounting policies represent our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

     Our consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western, PMCIC and Western Financial. PMC Advisers and PMC Funding are accounted for using the equity method of accounting in conformity with Federal securities laws. SPEs created in conjunction with our structured loan sale transactions are accounted for in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and prior related pronouncements. Under SFAS No. 140, interests in the SPEs are accounted for as Retained Interests in our consolidated financial statements.

Fair Value Accounting

     All of our investments are valued at our Board of Directors’ estimate of fair value with the resulting unrealized gains and losses being recorded through earnings.

     Valuation of Loans Receivable

     The valuation of our loans receivable is subject to the estimate of our Board of Directors. There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans receivable may adversely affect our ability to dispose of such loans at times when it may be advantageous for us to liquidate such investments. We adjust the valuation of our loans receivable on a quarterly basis to reflect the estimate of our Board of Directors as to the current realizable value of the loans. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ significantly from the values that would be placed on the loans receivable if a ready market existed.

     Loan loss reserves are established based on a determination, through an evaluation of the recoverability of individual loans, by our Board of Directors when significant doubt exists as to the ultimate realization of a loan. On an ongoing basis, we monitor our loans receivable and evaluate the adequacy of our provision for loan losses. The Board of Directors has estimated the fair value of loans receivable to approximate the remaining unamortized principal of the loan, unless there is doubt as to the realization of a loan receivable. A valuation reserve is established for a loan based on the creditor’s payment history, collateral value, guarantor support and other factors. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that significant doubt exists as to the ultimate collection of a loan, the effect to operating results may be material.

     Retained Interests

     We have transferred assets to SPEs in connection with our structured loan transactions. Our Retained Interests consist of required overcollateralization, cash reserves and the IO Receivable. The fair value of our Retained Interests is determined based on the present value of estimated future cash flows from the SPEs. When a structured loan sale transaction is completed, the difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) cash received and (b) the present value of the estimated future cash flows from the Retained Interests recorded constitutes the gain or loss on sale.

     The estimated future cash flows are calculated based on management’s assumptions concerning, among other things, loan losses, prepayment speeds and discount rates. We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans receivable sold. If the prepayment speeds occur at a faster rate than anticipated or future loan losses occur quicker than expected or in amounts greater than expected, the value of the Retained Interests will decline and total income in future periods would be reduced. If prepayments occur slower than anticipated or future loan losses are less than expected, cash flows would exceed estimated amounts, the value of our Retained Interest would increase and total income in future periods would be enhanced. Actual prepayments and loan losses may vary significantly from our assumptions. Although we believe that we have made reasonable assumptions as to the future cash flows of the structured loan sale transactions, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. The discount rate is management’s estimate of a market rate based on interest rate levels considering the risks inherent in the transaction.

     The income from our Retained Interests is comprised of the yield earned on our Retained Interests. The yield earned is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions will affect the yield on our Retained Interests. For the years ended December 31, 2001 and 2000, the yield on our weighted average Retained Interests was 14.9% and 14.2%, respectively.

     On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. Any appreciation (depreciation) of the Retained Interests is included in the accompanying consolidated statement of income as either investments written-off, net (realized gains and losses) or an unrealized gain (loss) on investments.

     Since we account for structured loan sale transactions as sales of our loans receivable, neither the loans receivable contributed to the SPE nor the notes payable issued by the SPE are included in our consolidated financial statements. As a result, our consolidated balance sheets at December 31, 2001 and 2000 do not include $171.6 million and $141.1 million in assets, respectively, and $147.4 million and $117.7 million in liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions were $30.6 million and $28.3 million at December 31, 2001 and 2000, respectively.

     The following is a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions. The following summarizes the results of the sensitivity analysis as of December 31, 2001:

Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum (1)	$31,116,000	$2,421,000
Losses increase by 100 basis points per annum (1)	$28,775,000	$4,762,000
Rate of prepayment increases by 5% per annum (2)	$32,259,000	$1,278,000
Rate of prepayments increases by 10% per annum (2)	$31,288,000	$2,249,000
Discount rates increase by 100 basis points	$32,300,000	$1,237,000
Discount rates increase by 200 basis points	$31,144,000	$2,393,000

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

     These sensitivities are hypothetical and should be used with caution. Pro-forma values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

Impact of Recently Issued Accounting Pronouncements

     In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). SFAS No. 144 requires that long-lived assets to be disposed of other than by sale be considered held and used until their disposition. SFAS No. 144 also requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less costs to sell and to cease depreciation (amortization). SFAS No. 144 describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset under consideration or a range is estimated for the amount of possible future cash flows. As a result, discontinued operations are no longer measured on a net realizable basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We will adopt SFAS No. 144 on January 1, 2002 and do not expect that the adoption will have a material impact on our results of operations or financial position.

     Related Party Transactions

     Our executive officers are also the executive officers of PMC Commercial. PMC Advisers provides investment advisory services to PMC Commercial pursuant to the Investment Management Agreements. As the investment advisor for PMC Commercial, PMC Advisers has earned $2.3 million, $2.2 million and $2.3 million in advisory fees during the years ended December 31, 2001, 2000 and 1999, respectively.

     PMC Commercial and PMC Advisers have entered into a Loan Origination Agreement. Pursuant to the Loan Origination Agreement, loans that are greater than $1.1 million that meet PMC Commercial’s underwriting criteria are first presented to PMC Commercial for funding. If PMC Commercial does not have available funds, we may originate those lending opportunities as long as they meet our lending criteria.

     Pursuant to the investment management agreements entered into between PMC Commercial and PMC Advisers, fees of between 0.40% and 1.67%, annually, are charged by PMC Advisers based upon the average principal outstanding of PMC Commercial’s loans. Commencing July 1, 2000, the highest rate charged was reduced from 1.67% to 1.55%. In addition, the investment management agreement includes compensation to PMC Advisers for its assistance in the issuance of PMC Commercial’s debt and equity securities and the acquisition by PMC Commercial of limited service hospitality properties. The investment management agreements also provide for an annual fee of 0.70% of the original cost of the hospitality properties to be paid to PMC Advisers relating to leases entered into by PMC Commercial. The investment management agreements were amended on July 1, 2001 to provide for a fee of $10,000 upon the sale of each limited service hospitality property and an annual loan origination fee equal to five basis points of loans funded for the first $20 million in loans and 2.5 basis points thereafter.

     Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Net income decreased by $686,000 (6%), to $10,567,000 during the year ended December 31, 2001 from $11,253,000 during the year ended December 31, 2000. The most significant reason for the decrease in net income was a $960,000 reduction in net operating income partially offset by a $274,000 increase in realized and unrealized gains on investments. Significant components of these changes are discussed below.

     Interest income: Interest income decreased by $1,972,000 (15%), to $11,568,000 for the year ended December 31, 2001 from $13,540,000 for the year ended December 31, 2000. The decrease is primarily due to a 10% decrease in our weighted average loans receivable outstanding, a decrease in variable interest rates and a 140 basis point reduction in our weighted average interest rate.

     Interest income is comprised of the following:

	Years Ended December 31,		Increase (Decrease)

	2001	2000	Amount	Percentage

		(Dollars in thousands)
Interest income – loans	$10,515	$12,628	$(2,113)	(16.7%)
Commitment fees collected	523	432	91	21.1%
Interest income – other investments	530	480	50	10.4%

	$11,568	$13,540	$(1,972)	(14.6%)

     As a result of the sale of approximately $49.2 million and $28.0 million of our loans receivable in structured loan sale transactions completed in June 2001 and December 2000, respectively, our weighted average loans receivable outstanding decreased $11.5 million (10%) to $106.3 million during 2001 from $117.8 million during 2000. In addition, the prime rate decreased by 350 basis points during 2001 causing our weighted average interest rate to decline to 9.0% at December 31, 2001 from 10.4% at December 31, 2000. Approximately 36% and 30% of our loans receivable had variable rates of interest as of December 31, 2001 and 2000, respectively.

     Income from retained interests in transferred assets: Income from our Retained Interests increased by $1,320,000 (33%), to $5,340,000 for the year ended December 31, 2001 from $4,020,000 for the year ended December 31, 2000. The income from our Retained Interests is comprised of the yield accreted on our Retained Interests. The increase in income from our Retained Interests was the result of an increase in our weighted average Retained Interests outstanding primarily due to the structured loan sale transactions completed in June 2001 and December 2000.

     Premium income: Premium income decreased by $72,000 (13%), to $501,000 for the year ended December 31, 2001 from $573,000 for the year ended December 31, 2000. The decrease was primarily a result of a decrease in the proceeds from the sale of the government guaranteed portion of loans receivable (under the SBA 7(a) program) to $7.8 million in 2001 from $9.6 million during 2000.

     Other investment income, net: Other investment income, net, decreased by $29,000 (4%), to $794,000 for the year ended December 31, 2001 from $823,000 for the year ended December 31, 2000. This decrease was primarily attributable to a reduction in forfeited commitment fees in 2001 compared to 2000.

     Other income, net: Other income, net, increased by $19,000 (1%), to $2,167,000 during the year ended December 31, 2001 from $2,148,000 during the year ended December 31, 2000 due primarily to an increase in income from advisory services provided to PMC Commercial.

     Equity in income (loss) of unconsolidated subsidiaries: As a BDC, we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the equity method of accounting. Earnings of our unconsolidated subsidiaries, not including the SPEs established by us in connection with the structured sales of our loans receivable, are reflected as a single line item (Equity in income (loss) of unconsolidated subsidiaries) on our consolidated statements of income.

     Equity in income (loss) of unconsolidated subsidiaries decreased by $98,000 (20%), to $382,000 during the year ended December 31, 2001 from $480,000 during the year ended December 31, 2000.

     The decrease was a result of the following:

•	The net income of PMC Advisers was $456,000 during the year ended December 31, 2001 compared to $495,000 during the year ended December 31, 2000. The decrease was primarily attributable to decreased management fees from PMC Commercial in 2001 due to the sale of five hotel properties by PMC Commercial during the year ended December 31, 2001. As a result of the property sales, our future income from PMC Advisers should be reduced.

•	PMC Funding had a loss of $74,000 during the year ended December 31, 2001 compared to a $15,000 loss during the year ended December 31, 2000.

     Operating expenses, not including interest expense: Operating expenses, excluding interest, increased by $109,000 (2%), to $6,006,000 during the year ended December 31, 2001 from $5,897,000 during the year ended December 31, 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The primary reason for the increase was general and administrative expenses which increased $61,000 (8%), to $811,000 during the year ended December 31, 2001 from $750,000 during the year ended December 31, 2000. The increase was mainly due to increased insurance expense, advertising and bank fees.

     Interest expense: Interest expense increased by $19,000 (-%), to $5,402,000 during the year ended December 31, 2001 from $5,383,000 during the year ended December 31, 2000. Interest expense remained relatively flat, since the effect of our weighted average debt outstanding increasing to $75.3 million in 2001 compared to $70.8 million in 2000, was offset by a decline in our weighted average cost of funds to 7.2% for 2001 compared to 7.6% in 2000. Interest expense results primarily from interest on (i) our notes payable ($45.0 million and $41.7 million outstanding as of December 31, 2001 and 2000, respectively) with a weighted average interest rate of 5.4% and weighted average remaining maturity of 2.9 years as of December 31, 2001, (ii) debentures due the SBA (as of both December 31, 2001 and 2000 the outstanding balances were $31.3 million), with a weighted average interest rate of approximately 7.6% and weighted average remaining maturity of 4.6 years as of December 31, 2001, and (iii) balances outstanding on our revolving credit facility.

     Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments increased $274,000 to a gain of $1,223,000 during the year ended December 31, 2001 compared to a gain of $949,000 during the year ended December 31, 2000.

     The increase in net realized and unrealized gain (loss) on investments was due to an increase in the amount of gain recognized on our structured loan sale transactions. During the year ended December 31, 2001 we recognized a gain of approximately $2,732,000 relating to the sale of $49.2 million of loans receivable during June 2001 compared to a gain of $564,000 recognized from the structured loan sale of $28.0 million of loans receivable during December 2000. The increase was due to an increase in the principal sold of approximately

$21.2 million and the increased “net interest spread.” The net interest spread is the difference between the weighted average interest rate on the sold loans receivable compared to the coupon rate on the debt issued by the SPE. We generated a net interest spread of 3.42% related to our 2001 structured loan sale compared to a net interest spread of 2.26% related to our 2000 structured loan sale. This increase was substantially offset by increases in realized and unrealized losses on investments as described below.

     During the year ended December 31, 2001, we recognized net realized and unrealized losses (excluding the gains relating to our structured loan sale transactions) of $1,509,000 compared to net realized and unrealized gains of $385,000 during the year ended December 31, 2000. The $1,509,000 net realized and unrealized loss is attributable to a $700,000 net realized and unrealized loss on Retained Interests and a $809,000 net realized and unrealized loss on loans receivable.

     During the year ended December 31, 2001, the net realized and unrealized losses on our Retained Interests of $700,000 consisted of realized losses of $1,303,000 and unrealized gains of $603,000. The primary reason for the net realized and unrealized losses during 2001 was a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and lower than anticipated income on our reserve funds. During the year ended December 31, 2000 we recognized $871,000 in valuation gains relating to our Retained Interests. The primary reason for these net realized and unrealized gains during 2000 was the lower than anticipated rate of prepayment activity and less than anticipated loan losses.

     We also recognized $809,000 of net loan losses during the year ended December 31, 2001 compared to $486,000 in net loan losses during the year ended December 31, 2000. The increase was primarily a result of valuation reserves established on impaired loans identified during the third and fourth quarter of 2001 including $460,000 related to two limited service hospitality properties we acquired through foreclosure in January and February 2002. Loan losses (including the change in unrealized appreciation (depreciation) on loans) were 0.76% and 0.41% of our weighted average outstanding loans receivable during the years ended December 31, 2001 and 2000, respectively.

     Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

     Net income decreased by $2,167,000 (16%), to $11,253,000 during the year ended December 31, 2000 from $13,420,000 during the year ended December 31, 1999. The most significant reason for this decrease in net income was the reduction in the amount of gain recognized on our structured loan sale transactions of $2,000,000. During the year ended December 31, 2000 we recognized $564,000 relating to the structured loan sale of $28.0 million of loans receivable during December 2000 compared to a gain of $2,564,000 recognized from the structured loan sale of $60.5 million of loans receivable during June 1999.

     Interest income: Interest income decreased by $655,000 (5%), to $13,540,000 for the year ended December 31, 2000 from $14,195,000 for the year ended December 31, 1999. Interest income includes the interest earned on loans receivable, the interest earned on short-term (“temporary”) investments and the up-front fees collected. This overall decrease was primarily attributable to a decrease in income from up-front fees recognized. The decline in up-front fees is directly related to the reduced loan origination volume when comparing the year ended December 31, 2000 to the year ended December 31, 1999.

     Interest income and commitment fees received on loans receivable increased by $138,000 (1%), to $13,060,000 during the year ended December 31, 2000 from $12,922,000 during the year ended December 31, 1999. Interest income and commitment fees received on loans receivable was comparable during the year ended December 31, 2000 and 1999, however, the components changed as described below. Interest income on our loans receivable increased by approximately $1,391,000 (12%), to $12,628,000 during the year ended December 31, 2000 from $11,237,000 during the year ended December 31, 1999 as a result of (i) an increase in the weighted average loans receivable outstanding of $14.7 million (14%) to $117.8 million during the year ended December 31, 2000 from $103.1 million during the year ended December 31, 1999 and (ii) an increase in the weighted average interest rate primarily related to an increase in the prime rate causing interest income to be increased on our variable interest rate loans receivable. Offsetting the effects of the increased loans receivable and interest rates was a reduction in the recognition of commitment fee income. During the year ended December 31, 2000 we recognized approximately $432,000 of up-front fees compared to $1,685,000 in up-front fees during the year ended December 31, 1999. The decrease of $1,253,000 in commitment fees is attributable to fewer loan originations during the year ended December 31, 2000 (a reduction of approximately $40.1 million) compared to the year ended December 31, 1999.

     Interest on other investments (which consists of interest on temporary investments) for the year ended December 31, 2000 was $480,000 which was $793,000 (62%) less than the $1,273,000 in interest income on other investments earned during the year ended December 31, 1999. The decrease relates to a decrease in temporary investments outstanding. From June 1999 through December 1999 we had a significant portion of the proceeds from our structured loan sale transaction invested in temporary investments until we originated new loans. As a result, the weighted average temporary investments decreased by $16.3 million (53%) to $14.7 million during the year ended December 31, 2000 from $31.0 million during the year ended December 31, 1999.

     Income from retained interests in transferred assets: Income from retained interests in transferred assets increased by $553,000 (16%), to $4,020,000 for the year ended December 31, 2000 from $3,467,000 for the year ended December 31, 1999. The income from our Retained Interests is comprised of the yield accreted on our Retained Interests. The increase in our income from our Retained Interests was the result of an increase in our weighted average Retained Interests outstanding primarily due to our structured loan sale transaction completed in June 1999. We owned this investment for a full year during the year ended December 31, 2000 compared to a half a year during the year ended December 31, 1999.

     Premium income: Premium income decreased by $517,000 (47%), to $573,000 for the year ended December 31, 2000 from $1,090,000 for the year ended December 31, 1999. The decrease was primarily a result of reduced loan sales to the secondary market. Our sale of the government guaranteed portion of loans receivable (under the SBA 7(a) program) decreased to $9.6 million during the year ended December 31, 2000 from $19.2 million during the year ended December 31, 1999. The number and dollar volume of loans originated, and as a consequence sold, by First Western under the SBA 7(a) program decreased during the year ended December 31, 2000. The decrease in volume primarily relates to an increase in competition from alternative loan products. These other products often provide prospective borrowers with fixed interest rates at less than the floating interest rates available through the SBA 7(a) program. In 2000, we continued to face increased competition to originate SBA 7(a) program loans from other SBA 7(a) program lenders as well as lenders providing alternative loan products.

     Other investment income, net: Other investment income, net, decreased by $20,000 (2%), to $823,000 for the year ended December 31, 2000 from $843,000 for the year ended December 31, 1999. Other investment income includes fee income related to our loans and was comparable during the years ended December 31, 2000 and 1999.

     Other income, net: Other income, net, decreased by $172,000 (7%), to $2,148,000 during the year ended December 31, 2000 from $2,320,000 during the year ended December 31, 1999. Other income, which primarily consists of income relating to the advisory services provided to PMC Commercial, was reduced during the year ended December 31, 2000 as a result of the reduced fee structure and loans receivable managed for PMC Commercial. During the year ended December 31, 1999 and during the six months ended June 30, 2000, we charged fees between 0.40% and 1.67% annually, based upon the average principal outstanding of loans under management pursuant to the IMAs. Effective July 1, 2000, the highest fee chargeable by PMC Advisers under the IMAs was reduced from 1.67% to 1.55%. The reduction in management fee income was lessened by $100,000 due to the fee earned on the placement of PMC Commercial’s loans receivable into the 2000 Joint Venture.

     Equity in income (loss) of unconsolidated subsidiaries: As a BDC, we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the equity method of accounting. Earnings of our unconsolidated subsidiaries, not including the SPEs established by us in connection with the structured sales of our loans receivable, are reflected as a single line item (Equity in income (loss) of unconsolidated subsidiaries) in our consolidated statements of income.

     Equity in income (loss) of unconsolidated subsidiaries decreased by $232,000 (33%), to $480,000 during the year ended December 31, 2000 from $712,000 during the year ended December 31, 1999.

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

     Operating expenses, not including interest expense: Operating expenses, not including interest, increased by $70,000 (1%), to $5,897,000 during the year ended December 31, 2000 from $5,827,000 during the year ended December 31, 1999. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The largest operating expense is salaries and related benefits which consist of salaries for our officers and employees who provide all of our management, advisory and loan functions, including marketing, servicing and accounting analysis. We had an increase in salaries and related benefits of $133,000 (3%), to $4,182,000 during the year ended December 31, 2000 from $4,049,000 during the year ended December 31, 1999. The increase in salaries and related benefits was primarily attributable to an increase in our marketing staff attributable to new loan production offices.

     Interest expense: Interest expense increased by $70,000 (1%), to $5,383,000 during the year ended December 31, 2000 from $5,313,000 during the year ended December 31, 1999. Interest expense results primarily from interest on (i) the Company’s $41.7 million of unsecured notes payable with a weighted average interest rate of 7.7% and weighted average remaining maturity of 3.0 years as of December 31, 2000, (ii) $31.3 million of SBA debentures, with a weighted average interest rate of approximately 7.6% (including SBA annual fees on debentures issued during 2000) and weighted average remaining maturity of 5.6 years as of December 31, 2000, and (iii) balances outstanding on our revolving credit facility. While we have borrowed on this facility during the year ended December 31, 2000, we did not have any borrowings outstanding at December 31, 2000.

     Activity relating to our outstanding debt was as follows:

•	During July 1999, we issued an additional $3.3 million in senior debt;

•	During the year ended December 31, 1999 we repaid at maturity $4.1 million in SBA debentures;

•	During the year ended December 31, 2000 we repaid at maturity $11.6 million of SBA debentures;

•	During July 2000, we issued an additional $3.3 million in senior debt;

•	During the third quarter of 2000, we issued $7.3 million of SBA debentures; and

•	The subsidized rate on $12 million of SBIC debentures expired during the year ended December 31, 2000 and the interest rate on these debentures increased by 3%.

     Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments decreased to a gain of $949,000 during the year ended December 31, 2000 from a gain of $1,933,000 during the year ended December 31, 1999.

     The most significant reason for this decrease in net realized and unrealized gain (loss) on investments was the reduction in the amount of gain recognized on our structured loan sale transactions. During the year ended December 31, 2000 we recognized a gain of approximately $564,000 relating to the sale of $28.0 million of loans receivable during December 2000 compared to a gain of $2,564,000 recognized from the sale of $60.5 million of loans receivable during June 1999. The reduction of $2,000,000 was due to a decrease in the principal amount sold of approximately $32.5 million and the reduced “net interest spread.” The net interest spread is the difference between the weighted average interest rate on the sold loans receivable compared to the coupon rate on the debt issued by the SPE. We generated a net interest spread of 2.26% related to our 2000 structured loan sale transaction compared to a net interest spread of 2.99% related to our 1999 structured loan sale.

     During the year ended December 31, 2000, we recognized net realized and unrealized gains of $385,000 compared to net realized and unrealized losses (excluding the gain relating to our structured loan sale transaction) of $631,000 during the year ended December 31, 1999. During the year ended December 31, 2000 we recognized $871,000 in valuation gains relating to our Retained Interests. The primary reason for the net gains during the year ended December 31, 2000 was the continued lower than previously anticipated rate of prepayment activity and less than anticipated loss activity related to the structured loan sale of fixed interest rate loans receivable completed in June 1999. With respect to the loans receivable sold in June 1999, we did not have any loans receivable that prepaid during the year ended December 31, 2000 and we did not have any loans receivable that were charged-off or that required a loan loss provision to be established. During the year ended December 31, 1999, we recognized $500,000 in valuation losses relating to Retained Interests. The primary reason for the valuation losses during the year ended December 31, 1999 was increased prepayment of principal on the underlying pool of variable-rate loans originated by First Western.

     We also recognized $486,000 of net realized and unrealized loan valuation losses during the year ended December 31, 2000 compared to $131,000 in net realized and unrealized loan valuation losses during the year ended December 31, 1999. The increase was primarily a result of valuation reserves established on impaired loans identified during the third and fourth quarter of 2000. Loan losses (including the change in unrealized appreciation (depreciation) on loans) were 0.41% and 0.13% of our weighted average outstanding loans receivable during the years ended December 31, 2000 and 1999, respectively.

     Cash Flow Analysis

     We generated cash flow from operating activities of $9,959,000 and $8,636,000 during 2001 and 2000, respectively. The increase in cash flows from operating activities of $1,323,000 (15%) primarily relates to (i) increased funds available from our SBA 7(a) loan activity of $1,192,000 and (ii) a $696,000 reduction in use of funds from the change in our operating assets and liabilities. These increases were partially offset by a reduction in net income of $686,000.

     We used cash of $51,476,000 and $21,377,000 from investing activities during 2001 and 2000, respectively. This $30,099,000 increase in cash used in investing activities relates primarily to a net increase in loans funded less principal collected of $25,987,000 and the purchase of loans receivable of $2,272,000 from the exercise of our option relating to our securitization completed in 1994.

     We generated cash of $36,926,000 from financing activities during 2001 compared to $11,457,000 from financing activities during 2000. This $25,469,000 increase in cash flows from financing activities relates primarily to $44,511,000 net proceeds from the debt issued by the 2001 Joint Venture compared to $24,713,000 in net proceeds from the 2000 Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES

     Sources and Uses of Funds

     Overview

     Historically, dividends paid to our shareholders have exceeded our cash flows provided by operating activities. In 2002, we anticipate that our cash flows from operating activities will be used to pay 2002 dividend distributions. As a result, all of our cash flows from operating activities are not available to fund our loan originations or debt service. During 2001 our investment in loans ($62.6 million) and debt repayments ($6.7 million) were primarily funded by:

•	Principal collections on our loans receivable of $10.1 million;

•	Net proceeds from our structured loan sale transaction of $44.5 million;

•	Issuance of notes payable of $10.0 million; and,

•	Use of cash on hand.

     During 2002, we anticipate loan originations will range from $36 million to $48 million, which we expect to be funded primarily through (i) a structured loan sale transaction(s), (ii) issuance of notes payable or SBA debentures and (iii) advances under our revolving credit facility.

     We have $5.0 million in notes payable with an interest rate of 6.97% that mature in December 2002. We anticipate that these notes payable will be “rolled-over” into new notes payable with an extended maturity. We also have a $510,000 SBA debenture that matures in December 2002 and anticipate that we will utilize a portion of our commitment from the SBA to refinance the SBA debenture. See “Debt” below.

     At December 31, 2001, we had approximately $17.3 million of cash and cash equivalents, availability of $10 million under our revolving credit facility, $5 million under our discretionary guidance line facility and approximately $19.5 million of total loan commitments and approvals outstanding. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

     To the extent we fully utilize our cash and cash equivalents on hand and our $10 million revolving credit facility and $5 million discretionary guidance line, we anticipate that we would complete another structured loan sale transaction or issue SBA debentures to fund our commitments. We achieve more timely access to the market, a more efficient cost of funds and lower retained interest in loans receivable sold when we complete a structured loan sale transaction through a joint venture transaction with PMC Commercial.

     We are currently in the process of marketing a co-securitization transaction with PMC Commercial and expect net proceeds of approximately $36 million to be received in the second quarter of 2002. There can be no assurances that we will be able to complete the above transactions at acceptable advance rates and/or interest rates. If not, we may have to refer commitments to PMC Commercial, issue debt at decreased advance rates or increased interests rates and/or sell assets to meet our committed obligations when and if they come due.

     Sources of Funds

     General

     We expect that the sources of funds described below should be adequate to meet our existing obligations and generate funds sufficient to meet both our short-term and long-term capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources.

     To generate growth in the size of our investment portfolio and meet our outstanding loan commitments, we will need to obtain additional funds from our primary sources of capital and liquidity as follows:

•	The structured loan sale or structured loan financing of a portion of our loans receivable;

•	Issuance of SBA debentures;

•	Private and public issuances of common stock;

•	The issuance of senior unsecured medium-term notes; and

•	Borrowings under our short-term, unsecured revolving credit facility and/or guidance line.

     As a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market. As a result of the current market price for our common stock, we do not anticipate selling additional equity securities during the year ending December 31, 2002.

     Additional sources of capital include principal and interest collections on our existing loans receivable, the cash flow from our Retained Interests and proceeds from the sale of SBA 7(a) loans receivable in the secondary market. However, to the extent these sources represent taxable income (i.e., interest income, etc.), such amounts have historically been distributed to our shareholders as dividends. As a result, those earnings are generally not available to fund future investments.

     We believe that as a result of the current interest rate environment (the prime rate and the interest rates on treasury notes decreased substantially during 2001) we may continue to see increased levels of prepayment activity during 2002. The majority of our prepayment fees are based on a yield maintenance premium which provides for greater fees as interest rates decrease.

     Structured Loan Sale Transactions

     Since 1996, our primary source of funds has been structured loan sale transactions. We generated net proceeds of $44.5 million and $24.7 million from the completion of structured loan sale transactions during 2001 and 2000, respectively. It is anticipated that our primary source of working capital during 2002 will be structured loan sale transaction(s). In certain economic markets the availability of funds may be diminished or the “spread” charged for funds may increase causing us to delay a structured loan transaction. A reduction in the availability of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available to fund loan originations.

     In a structured loan sale transaction, we contribute loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the note payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the debt, the noteholders have no recourse to us. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets.

     The timing of, and ability to complete, our structured loan transactions is dependent on several factors. First is the availability of capital under our revolving credit facilities. To the extent our commitments to fund loans fully utilize our availability under our revolving credit facilities, we will attempt to complete a structured loan sale transaction. Second is the expected interest rate environment. Since most of our loans receivable have fixed rates of interest, in order to reduce a possible interest rate mismatch (in which the cost of the source of funds could increase due to a rise in interest rates), it is preferable to complete a structured loan transaction as close in time as possible to the origination of the loans sold. Since we can combine our loans with loans of PMC Commercial, we can reduce this risk by selling loans receivable more frequently as the combined loan pools attain sufficient size. Third is the economic environment. In certain economic markets the availability of funds might be diminished or the “spread” charged for funds may increase causing us to delay a structured loan sale transaction.

     We may experience problems selling fixed-rate loans receivable in a structured loan sale transaction at a cost of funds acceptable to us. It is anticipated that our working capital needs for 2002 will require us to complete a structured loan sale transaction with PMC Commercial during the first half of 2002. At present, since our fixed-rate loans receivable have a weighted average interest rate of 9.8% at December 31, 2001, general increases in interest rates will reduce our “spread” when we complete a structured loan transaction. If (i) five-year U.S. Treasury rates were to increase to levels above 6%, or (ii) spreads over Treasury for asset-backed securities similar to the type issued by us were to increase sharply (over 150 basis points) from our estimate of present levels, or (iii) a combination thereof, we may not be able to complete a fixed-rate structured loan sale transaction with an acceptable structure because of the reduction between the yield on our fixed-rate loans receivable and the interest needed to be paid to the purchasers.

     Problems in the asset-backed securities market could affect our ability to complete a structured loan transaction on a timely basis or may cause us to sell the loans on unfavorable terms including:

•	Increased interest rates;

•	Increased cash reserve requirements; or

•	A requirement that we hold larger subordinated portions of loans receivable.

     Each of the items described above would have a negative impact on our net income. In addition, there are other occurrences that could impair our ability, or alter our decision, to complete a structured loan transaction.

     These events include, but are not limited to, the following:

•	As a result of economic changes, investors in the type of asset-backed securities that we place may widen the “spreads” they require in order to purchase asset-backed securities.

•	The deterioration in the performance of either our loans receivable or the loans receivable of PMC Commercial may deter potential investors from acquiring our loans receivable.

•	The deterioration in the operations of the limited service sector of the hospitality industry may:

• Deter potential investors from acquiring our loans;

• Lower the available rating from the rating agencies.

•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from acquiring our loans receivable.

•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the “spread” on our transaction.

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans.

     We are presently in the process of marketing a structured loan sale transaction of approximately $43 million of our loans receivable for estimated net proceeds of approximately $36 million. Based on our discussions with the rating agencies, our investment bankers and with potential investors, we believe that a market for our loans exists and the interest rate spreads and all-in costs of this structured loan transaction are similar to our previously issued transactions. Completion of this structured loan sale transaction is expected in the second quarter of 2002. These transactions are very sensitive to changes in market conditions. While we have been successful in completing our past structured loan transactions in a timely manner, due to the risky nature of these transactions and the many factors which could cause us to delay or postpone a transaction, there can be no assurance of a successful outcome.

     Since we account for structured loan sale transactions as sales of our loans receivable neither the loans receivable contributed to the SPE nor the notes payable issued by the SPE are included in our consolidated financial statements. As a result, our consolidated balance sheets at December 31, 2001 and 2000 do not include $171.6 million and $141.1 million in assets, respectively, and $147.4 million and $117.7 million in liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions was $30.6 million and $28.3 million at December 31, 2001 and 2000, respectively.

     Debt

     At December 31, 2001, we did not have any borrowings outstanding under our $10 million revolving credit facility or our $5 million discretionary guidance line, thus providing credit availability of $15 million. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires that we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries. At December 31, 2001 we were in compliance with all covenants of this facility.

     We had $6.7 million in notes payable which were repaid in July 2001 at maturity and $6.7 million in notes payable that were repaid in July 2000 at maturity. Both the $6.7 million in notes payable due July 2000 and July 2001 were rolled over into new notes payable at which time we borrowed an additional $3.3 million. The $10 million in notes payable from 2000 and $10 million from 2001, mature in July 2004 and July 2006, respectively, and bear interest at LIBOR plus 1.4% and LIBOR plus 1.3%, respectively, reset on a quarterly basis. We repaid $11.6 million in SBA debentures at their maturity during the year ended December 31, 2000 and issued $7.3 million in SBA debentures with a coupon rate of 8.452% (including the mandatory SBA 1% annual fee). At December 31, 2001, we had an outstanding commitment from the SBA, expiring December 31, 2002, to purchase up to $5.2 million ($4.2 million expiring September 2003 and $1.0 million expiring September 2004) in additional SBA debentures.

     Uses of Funds

     General

     Our primary use of funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds primarily for payment of:

•	Dividends to shareholders;

•	Principal payments on borrowings;

•	Interest and related financing costs; and,

•	Salaries and other general and administrative expenses.

     As a regulated investment company, pursuant to the Code, we are required to pay out substantially all of our net investment company taxable income to our common shareholders. See “Dividends.”

     Loan Originations

     As a result of uncertain economic trends and overbuilding in certain regional markets, during 1999 and early 2000 there was a slowdown in the number of new hospitality properties that were built or sold. During 2001, we experienced an increase in loan origination opportunities due primarily to competition lessening from banks and other lenders and due to a reduction in interest rates during 2001 causing more refinancing opportunities. Loan originations during 2001 were $66.0 million.

     While we experienced a high volume of origination activity in 2001, our fourth quarter volume was not as high as the prior year’s fourth quarter volume and our commitments to originate new loans decreased. As of December 31, 2001, our commitments of approximately $19.5 million were significantly less than commitments of $32.2 million at December 31, 2000. In addition, the volume of new business was slightly lower in January and February 2002 compared to January and February 2001. While this activity is not necessarily indicative of volume over the remainder of 2002, it does show a downward trend in volume of loan originations. We anticipate that quarterly loan volumes (which averaged approximately $16.5 million per quarter in 2001) will range from $6 million to $12 million per quarter in 2002 and annual loan origination volume will range from $36 million to $48 million.

Summarized Contractual Obligations, Commitments and Contingencies

     The following summarizes our contractual obligations at December 31, 2001:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

			(In thousands)
Long-term debt(1)	$76,310	$5,510	$26,000	$37,490	$7,310
Preferred stock(2)	4,000	—	—	—	4,000
Operating leases(3)	592	284	308	—	—
Employment agreements(4)	2,962	1,185	1,777	—	—

Total contractual cash obligations	$83,864	$6,979	$28,085	$37,490	$11,310

(1)	In addition, we have a $10 million revolving credit facility and a $5 million guidance line facility. No amounts are outstanding under either of these facilities as of December 31, 2001.

(2)	The 4% preferred stock of our subsidiary was issued in 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.

(3)	Represents our future minimum lease payments under our leases for office space.

(4)	We have employment agreements with certain of our officers.

     Our commitments at December 31, 2001 are summarized as follows:

	Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

		(In thousands)
Indemnification(1)	$—	$—	$—	$—	$—
Environmental(2)	—	—	—	—	—
Other commitments(3)	19,451	19,451	—	—	—

Total commitments	$19,451	$19,451	$—	$—	$—

(1)	Represents our cross indemnification with PMC Commercial related to the 2001 Joint Venture and the 2000 Joint Venture with a maximum exposure at December 31, 2001 of $17.8 million as discussed in detail below.

(2)	Represents a liability of $0.3 million reflected on the balance sheet of PMC Funding, our non-consolidated, non-investment company act subsidiary. The liability represents the estimated remaining costs to remediate an environmental obligation relating to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. We cannot currently estimate when or if the obligation may be required to be paid. There can be no assurance of the accuracy of this estimate.

(3)	Represents our loan commitments and approvals outstanding.

     In a structured loan sale transaction, we contribute loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the note payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the notes, the noteholders have no recourse to us. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. Accordingly, neither the assets contributed to the SPEs nor the notes payable issued by the SPE are included in our consolidated financial statements.

     PMC Capital and PMC Commercial have entered into an indemnification agreement regarding the performance of their respective loans receivable sold to the 2001 Joint Venture and the 2000 Joint Venture. To the extent that poor performance by either company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. At December 31, 2001, our maximum exposure under this indemnification agreement was approximately $17.8 million which represents the net present value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet. Based on our present cash flow assumptions, including stress test analysis of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reduction to us. If the performance of our sold loans receivable significantly deteriorated, it could be necessary for us to perform under this indemnification agreement.

     At the time a structured loan sale transaction is completed, we enter into Credit Enhancement Agreements that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transaction. Generally, the Credit Enhancement Agreements contain specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, provisions of the Credit Enhancement Agreements would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would delay our distribution or could reduce our cash flow. To date, we have not had a reduction of cash flow as a result of an increased credit enhancement requirement associated with our structured loan transactions.

Investment Company Act Requirements

     PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by us from the Securities and Exchange Commission.

Dividends

     PMC Capital has historically paid dividends equal to at least 100% of its investment company taxable income. There are certain timing differences between book and tax income, most notably the recognition of income relating to our structured loan transactions. As a result of these timing differences and the anticipation of cash flows from the SPEs, the payment and amount of dividends does not necessarily coincide with our earnings and we may have a distribution of dividends in excess of our net income. In addition, our dividends paid since we became an investment company exceeded our earnings and profits for tax purposes. We did not recognize any return of capital for dividend reporting purposes during the year ended December 31, 2001. During 2000, we recognized a 22.6% return of capital for dividend reporting purposes. The computation of return of capital provides for several timing differences, most notably relating to the recognition of gain treatment on structured loan transactions.

     During April, July and September 2001, we paid quarterly dividends of $0.25, $0.20 and $0.20 per share of Common Stock in dividends to common shareholders. During December 2001, we declared a $0.20 per share dividend to common shareholders of record on December 31, 2001, which was paid during January 2002. Our Board of Directors may amend our dividend policy as warranted by actual and/or anticipated earnings.

     On March 18, 2002, our Board of Directors declared a dividend of $0.16 per common share for the first quarter of 2002. The Board of Directors reduced the quarterly dividend after consideration of the impact of lower short-term interest rates and diminished interest rate spreads.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since our balance sheet consists of items subject to interest rate risk, we are subject to market risk associated with changes in interest rates as described below.

     A majority of our loans receivable (approximately 64%) consists of fixed interest rate loans receivable and, as a result, changes in interest rates do not have an immediate impact on interest income with regard to these loans receivable. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and pay-offs. The average maturity of our loans receivable is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage loan rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans). See Item 1, “Business-Risk Factors-Interest Rate and Prepayment Risk.”

     As of December 31, 2001, we had $38.5 million of variable-rate loans receivable and $25.0 million of variable-rate debt. On the $13.5 million differential between our variable-rate loans receivable outstanding and our variable-rate debt we have interest rate risk. To the extent variable rates continue to decrease we would have a net decrease in interest income. Due to decreases in the prime rate and LIBOR during the fourth quarter of 2001, the interest rate on our variable-rate loans receivable and the current cost of funds on our variable-rate debt have decreased by 125 basis points effective as of January 1, 2002. Assuming there was no change to our outstanding debt or loans, annualized interest income and expense would decrease from current levels by $481,000 and $313,000, respectively. In addition, the majority of our variable-rate loans are based on the prime rate while our variable-rate debt is based on LIBOR. To the extent that the differential between the prime rate and LIBOR were to change and the prime rate did not change while LIBOR increased, we would have a negative impact on net income. An increase in the spread between the prime rate and LIBOR of 100 basis points would reduce net income by $250,000.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income net of interest expense, if the balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point change in interest rates would have reduced net income by approximately $135,000 or 1% over a one-year period.

     Changes in market interest rates are considered by the Board of Directors in its determination of fair value of our loans receivable. To date, changes in market interest rates have not had a significant effect on the Board of Directors determination. However, future interest rate changes could have an impact. Significant reductions in interest rates, however, can prompt increased prepayments of our loans receivable, resulting in possible decreases in long-term revenues due to the re-lending of the prepayment proceeds at lower interest rates.

     We have an investment in Retained Interests which is valued by our Board of Directors based on various factors including estimates of appropriate market discount rates. As there is no quoted market value for our Retained Interests, changes to the general interest rate environment may not affect our discount rates. Significant changes in the discount rates used by the Board of Directors in determining the fair value of the Retained Interests will have an impact on the recorded value and future earnings. Assuming all other factors (prepayments, losses, etc.) remain unchanged, if the discount rates used by the Board of Directors were to increase by 100 basis points or 200 basis points from current rates, the value of our Retained Interests and our net income would decrease by $1.2 million and $2.4 million, respectively.

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

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end covered by this Form 10-K with respect to the Annual Meeting of Shareholders to be held on May 15, 2002.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)		Documents filed as part of this report

		(1)	Financial Statements

See index to Financial Statements set forth on page F-1 of this Form 10-K.

		(2)	Financial Statement Schedules

All schedules are omitted because they are not required under the related instructions or not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

		(3)	Exhibits

See Exhibit Index beginning on page E-1 of this Form 10-K.

	(b)		Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) or the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PMC Capital, Inc.

By: /s/ LANCE B. ROSEMORE

Lance B. Rosemore, President
Dated March 28, 2002

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. FREDRIC M. ROSEMORE Dr. Fredric M. Rosemore	Chairman of the Board and Treasurer	March 28, 2002

/s/ LANCE B. ROSEMORE Lance B. Rosemore	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 28, 2002

/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2002

/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Director	March 28, 2002

/s/ DR. IRVIN BORISH Dr. Irvin Borish	Director	March 28, 2002

/s/ THOMAS HAMILL Thomas Hamill	Director	March 28, 2002

/s/ BARRY A. IMBER Barry A. Imber	Director	March 28, 2002

Theodore J. Samuel	Director

PMC CAPITAL, INC. AND SUBSIDIARIES
FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Selected Financial Information	F-2
Quarterly Statistics	F-3
Report of Independent Accountants	F-4
Consolidated Financial Statements:
Financial Highlights	F-5
Consolidated Balance Sheets as of December 31, 2001 and 2000	F-6
Consolidated Schedule of Investments as of December 31, 2001	F-7
Consolidated Statements of Income for the Years Ended December 31, 2001, 2000 and 1999	F-9
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999	F-10
Consolidated Statements of Cash Flows for the Years Ended December 31, 2001, 2000 and 1999	F-11
Notes to Consolidated Financial Statements	F-12
Consolidating Financial Statements:
Report of Independent Accountants on Consolidating Financial Statements	F-31
Consolidating Balance Sheet as of December 31, 2001	F-32
Consolidating Statement of Income for the Year Ended December 31, 2001	F-33
Consolidating Statement of Shareholders’ Equity for the Year Ended December 31, 2001	F-34
Consolidating Statement of Cash Flows for the Year Ended December 31, 2001	F-35

PMC CAPITAL, INC. AND SUBSIDIARIES
SUMMARY OF SELECTED FINANCIAL INFORMATION

	Years Ended December 31,

	2001	2000	1999	1998	1997

	(Dollars in thousands, except per share data)
Operating Data:
Total income	$20,752	$21,584	$22,627	$24,314	$24,406
Total expenses	(11,408)	(11,280)	(11,140)	(11,091)	(10,602)
Realized and unrealized gain (loss) on investments	1,223	949	1,933	726	1,818

Net operating income and realized and unrealized gain (loss) on investments	$10,567	$11,253	$13,420	$13,949	$15,622

Dividends declared, common	$10,076	$11,846	$12,007	$14,473	$14,543

Basic and diluted earnings per common share	$0.87	$0.93	$1.11	$1.16	$1.35

Dividends per common share	$0.85	$1.00	$1.02	$1.23	$1.27

Basic weighted average common shares outstanding	11,854	11,841	11,829	11,800	11,411

Loans funded	$65,977	$44,158	$84,264	$66,450	$86,361

At end of period:
Loans receivable, net	$107,392	$100,353	$106,325	$116,711	$127,240

Retained interests in transferred assets	$33,537	$32,341	$28,423	$20,151	$14,853

Total assets	$162,698	$161,478	$165,191	$163,349	$165,839

Notes and debentures payable	$76,310	$72,977	$73,973	$74,790	$76,290

Preferred stock of consolidated subsidiary	$7,000	$7,000	$7,000	$7,000	$7,000

Common shareholders’ equity	$72,908	$72,667	$73,314	$72,151	$70,166

Number of common shares outstanding	11,854	11,854	11,829	11,829	11,631

Ratios:
Return on average assets(1)	6.5%	6.9%	8.2%	8.5%	9.7%

Return on average common shareholders’ equity(2)	14.1%	15.1%	18.1%	19.2%	23.3%

(1)	Based on the average value of our total assets on the first day of the year and on the last day of each quarter of the year, divided by five.

(2)	Based on the total shareholders’ equity on the first day of the year and on the last day of each quarter of the year, divided by five.

PMC CAPITAL, INC. AND SUBSIDIARIES
QUARTERLY STATISTICS
(Unaudited)
(In thousands, except per share data)

	FOR THE YEAR ENDED DECEMBER 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Operating income	$5,253	$5,582	$4,836	$5,081	$20,752
Net operating income	$2,333	$2,455	$2,132	$2,424	$9,344
Net gain (loss) on investments	$127	$2,071	$(242)	$(733)	$1,223
Net increase in net assets resulting from operations	$2,460	$4,526	$1,890	$1,691	$10,567

	PER SHARE

Operating income	$0.443	$0.471	$0.408	$0.429	$1.751
Net operating income	$0.197	$0.207	$0.180	$0.204	$0.788
Net gain (loss) on investments	$0.011	$0.175	$(0.021)	$(0.061)	$0.104
Net increase in net assets resulting from operations	$0.208	$0.382	$0.159	$0.143	$0.892

	FOR THE YEAR ENDED DECEMBER 31, 2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

Operating income	$5,161	$5,303	$5,210	$5,910	$21,584
Net operating income	$2,478	$2,624	$2,395	$2,807	$10,304
Net gain (loss) on investments	$138	$80	$59	$672	$949
Net increase in net assets resulting from operations	$2,616	$2,704	$2,454	$3,479	$11,253

	PER SHARE

Operating income	$0.436	$0.448	$0.440	$0.500	$1.824
Net operating income	$0.209	$0.222	$0.202	$0.237	$0.870
Net gain (loss) on investments	$0.012	$0.007	$0.005	$0.057	$0.081
Net increase in net assets resulting from operations	$0.221	$0.229	$0.207	$0.294	$0.951

Report of Independent Accountants

To the Shareholders and Board of Directors
PMC Capital, Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2001 and 2000, including the schedule of investments as of December 31, 2001 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2001 and the financial highlights for each of the five years in the period ended December 31, 2001 present fairly, in all material respects, the financial position of PMC Capital, Inc. and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows and the financial highlights for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities as of December 31, 2001 and 2000, provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 7, 2002, except for Note 10, as
  to which the date is March 18, 2002

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

	Years Ended December 31,

	2001	2000	1999	1998	1997

Per share operating performance(1):
Net asset value, beginning of period	$6.13	$6.20	$6.10	$6.03	$5.64

Net operating income	0.79	0.87	0.98	1.12	1.21
Net gains or losses on securities realized and unrealized(2)	0.10	0.08	0.16	0.20	0.47

Total from investment operations	0.89	0.95	1.14	1.32	1.68

Less distributions to:
Preferred shareholder of consolidated subsidiary	0.02	0.02	0.02	0.02	0.02
Common shareholders	0.85	1.00	1.02	1.23	1.27

Total distributions	0.87	1.02	1.04	1.25	1.29

Net asset value, end of period	$6.15	$6.13	$6.20	$6.10	$6.03

Per share market value, end of period	$7.09	$8.00	$8.25	$8.56	$14.56

Total investment return	(1)%	9%	9%	(33)%	13%

Ratios and supplemental data:
Net assets, end of period (in thousands)	$72,908	$72,667	$73,314	$72,151	$70,166

Ratio of expenses to average net assets	16%	15%	15%	16%	16%

Ratio of operating income to average net assets	13%	14%	16%	19%	21%

Ratio of net operating income and realized and unrealized gain (loss) on investments to average net assets	15%	15%	18%	20%	24%

Portfolio turnover(3)	56%	44%	87%	58%	20%

Footnotes:

(1)	The per share changes during the year are based on the basic weighted average number of shares outstanding during the year presented.

(2)	The per share net gains or losses on securities (realized and unrealized) includes the effect of stock issuances and other changes in per share amounts during the year presented.

(3)	Included in the computation of the portfolio turnover rate are the sales of loans through the secondary market or private placement.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2001	2000

ASSETS
Investments at value:
Loans receivable, net	$107,392	$100,353
Retained interests in transferred assets	33,537	32,341
Cash equivalents	16,989	21,655
Mortgage-backed security of affiliate	1,701	1,841
Restricted investments	95	177
Investment in unconsolidated subsidiaries	67	148
Assets acquired in liquidation	329	—

Total investments at value	160,110	156,515

Other assets:
Due from affiliates	607	2,278
Deferred charges, deposits and other assets	873	938
Receivable for loans sold	184	750
Accrued interest receivable	462	579
Cash	329	254
Property and equipment, net	133	164

Total other assets	2,588	4,963

Total assets	$162,698	$161,478

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes and debentures payable	$76,310	$72,977
Dividends payable	2,434	3,026
Borrower advances	798	1,549
Accrued interest payable	1,193	1,284
Accounts payable	753	1,088
Due to affiliates	189	667
Other liabilities	1,113	1,220

Total liabilities	82,790	81,811

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:
Common stock, authorized 30,000,000 shares of $.01 par value, 11,853,516 shares issued and outstanding at December 31, 2001 and 2000	119	119
Additional paid-in capital	71,508	71,508
Undistributed (dividends in excess of) retained earnings	(340)	238
Net unrealized appreciation (depreciation) on investments	1,621	802

	72,908	72,667

Total liabilities and shareholders’ equity	$162,698	$161,478

Net asset value per common share	$6.15	$6.13

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2001
(Dollars in thousands, except footnotes)

	Loans Receivable					Serviced Loans(2)

	Number					Number
	of					of
	Loans	Value	%	Cost	%	Loans	Cost	%

Category/Issuer(1)
Loans to small business concerns(3):
First Western SBLC, Inc. and Subsidiaries
(Small business lending company loans)
Hotels and motels	50	$9,423	8.8%	$9,480	8.8%	67	$43,853	13.7%
Restaurants	22	1,910	1.8%	1,954	1.8%	33	8,775	2.7%
Retail, other	21	998	0.9%	1,032	1.0%	31	4,381	1.4%
Gasoline/service stations	10	1,403	1.3%	1,412	1.3%	12	6,232	1.9%
Services	29	1,399	1.3%	1,416	1.3%	47	6,885	2.1%
Car washes	3	445	0.4%	653	0.6%	3	2,538	0.8%
Food and grocery stores	1	140	0.1%	140	0.1%	1	580	0.2%
Laundromats	4	201	0.2%	215	0.2%	6	1,014	0.3%
Wholesale	6	267	0.2%	267	0.2%	9	1,514	0.5%
Manufacturing	4	138	0.1%	138	0.1%	4	710	0.2%
Other	3	267	0.2%	267	0.2%	4	1,110	0.3%
Health care	3	32	0.0%	32	0.0%	5	234	0.1%

Total	156	16,623	15.3%	17,006	15.6%	222	77,826	24.2%

Western Financial Capital Corporation
(Small business investment company loans)
Hotels and motels	12	13,286	12.4%	13,286	12.3%	31	32,217	10.0%
Other notes receivable	4	136	0.1%	136	0.1%	5	504	0.2%
Health care	6	82	0.1%	118	0.1%	7	528	0.2%
Services	1	379	0.4%	379	0.4%	6	2,593	0.8%
Retail, other	2	1,521	1.4%	1,521	1.4%	2	1,521	0.5%
Wholesale	1	245	0.2%	245	0.2%	1	245	0.1%
Gasoline/service stations	—	—	—	—	—	4	1,419	0.4%
Restaurants	—	—	—	—	—	1	998	0.3%
Manufacturing	—	—	—	—	—	1	364	0.1%

Total	26	15,649	14.6%	15,685	14.5%	58	40,389	12.6%

PMC Investment Corporation
(Specialized small business investment company loans)
Hotels and motels	32	33,121	30.9%	33,121	30.9%	74	72,594	22.6%
Health care	1	108	0.1%	108	0.1%	1	108	0.0%
Services	1	31	0.0%	31	0.0%	1	31	0.0%
Gasoline/service stations	2	959	0.9%	981	0.9%	7	3,456	1.1%

Total	36	34,219	31.9%	34,241	31.9%	83	76,189	23.7%

PMC Capital, Inc.
(Commercial loans)
Hotels and motels	30	34,686	32.4%	34,686	32.2%	96	111,402	34.6%
Apartment complex	2	964	0.9%	964	0.9%	4	2,502	0.8%
Services	2	664	0.6%	664	0.6%	7	6,678	2.1%
Gasoline/service stations	3	718	0.7%	720	0.7%	3	720	0.2%
Restaurants	1	411	0.4%	411	0.4%	3	2,367	0.7%
Health care	1	703	0.7%	703	0.7%	1	703	0.2%
Commercial real estate	2	1,101	1.0%	1,101	1.0%	3	1,338	0.4%
Other	3	1,654	1.5%	1,654	1.5%	3	1,654	0.5%

Total	44	40,901	38.2%	40,903	38.0%	120	127,364	39.5%

Total loans receivable(4)	262	$107,392	100.0%	$107,835	100.0%	483	$321,768	100.0%

(Continued on next page)

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2001
(Continued — dollars in thousands, except footnotes)

	Value	%	Cost	%

Category/Issuer(1)
Total loans receivable (from prior page)	$107,392	67.1%	$107,835	68.0%

Investment in retained interests in transferred assets:
Retained interests of loans sold to PMC Capital LP 1999-1 and affiliate	10,018	6.3%	9,532	6.0%
Retained interests of loans sold to PMC Capital LP 1998-1 and affiliate	5,069	3.2%	4,685	3.0%
Retained interests of loans sold to PMC Joint Venture, LP 2000 and affiliate	5,310	3.3%	5,092	3.2%
Retained interests of loans sold to PMC Joint Venture, LP 2001 and affiliate	10,159	6.3%	9,656	6.1%
Retained interests of loans sold to First Western 1997	967	0.6%	783	0.5%
Retained interests of secondary market loan sales	2,014	1.2%	1,804	1.1%

Total investment in retained interests in transferred assets	33,537	20.9%	31,552	19.9%

Money market and fund deposit accounts(5):
Bank One money market saving accounts	10,242	6.4%	10,242	6.5%
Dreyfus, Cash Management Plus money market fund	2,002	1.3%	2,002	1.3%
SunTrust, overnight repo account	716	0.4%	716	0.5%
Merrill Lynch Premier fund	3,046	1.9%	3,046	1.9%
Goldman Sachs, Prime Obligation money market fund	779	0.5%	779	0.5%
Certificates of deposit	204	0.1%	204	0.1%

Total money market and fund deposit accounts	16,989	10.6%	16,989	10.8%

Other investments:
Investment in PMC Funding Corp and subsidiary	47	0.0%	47	0.0%
Investment in PMC Advisers, Ltd and subsidiary	20	0.0%	20	0.0%
Investment in Class B certificate of PMC Capital LP 1998-1	1,701	1.1%	1,622	1.0%
Assets acquired in liquidation	329	0.2%	329	0.2%
Restricted investments	95	0.1%	95	0.1%

Total other investments	2,192	1.4%	2,113	1.3%

Total investments(6)	$160,110	100.0%	$158,489	100.0%

(1)	Names have been omitted as disclosure to the public may be detrimental to the small business.

(2)	Balances include retained loans, loans sold into the secondary market ($55.4 million) and the loans contributed to the SPEs ($158.0 million). The balance does not include approximately $162.1 million of loans receivable serviced on behalf of PMC Commercial Trust.

(3)	Interest rates on loans receivable range from 6.0% to 15.0% at December 31, 2001.

(4)	Balances at value are the cost of loans receivable less loan loss reserves of $443,000.

(5)	Interest or dividend rates on money market and fund deposit accounts range from 1.0% to 2.3% at December 31, 2001.

(6)	The aggregate cost of investments for Federal income tax purposes is approximately $153.4 million (unaudited).

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years Ended December 31,

	2001	2000	1999

Investment income:
Interest	$11,568	$13,540	$14,195
Income from retained interests in transferred assets	5,340	4,020	3,467
Premium income	501	573	1,090
Other investment income, net	794	823	843

Total investment income	18,203	18,956	19,595

Other income, net	2,167	2,148	2,320
Equity in income of unconsolidated subsidiaries, net	382	480	712

Total income	20,752	21,584	22,627

Expenses:
Interest	5,402	5,383	5,313
Salaries and related benefits	4,199	4,182	4,049
General and administrative	811	750	860
Rent	321	315	286
Legal and accounting	273	260	235
Profit sharing plan	242	247	243
Small Business Administration fees	105	86	86
Directors and shareholders expense	55	57	68

Total expenses	11,408	11,280	11,140

Net operating income	9,344	10,304	11,487

Realized and unrealized gain (loss) on investments:
Investments written-off, net	(2,328)	(17)	(1,805)
Sale of assets	2,732	564	2,564
Change in unrealized appreciation (depreciation) on investments	819	402	1,174

Total realized and unrealized gain (loss) on investments	1,223	949	1,933

Net operating income and realized and unrealized gain (loss) on investments	$10,567	$11,253	$13,420

Preferred dividends	$250	$251	$250

Basic weighted average common shares outstanding	11,854	11,841	11,829

Diluted weighted average common shares outstanding	11,854	11,845	11,831

Basic and diluted earnings per common share	$0.87	$0.93	$1.11

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In thousands, except share and per share data)

				Net
			Undistributed	Unrealized
			(Dividends in	Appreciation
		Additional	Excess of)	(Depreciation)
	Common	Paid-in	Retained	on
	Stock	Capital	Earnings	Investments	Total

Balance, January 1, 1999	$118	$71,312	$1,495	$(774)	$72,151
Net operating income and realized and unrealized gain (loss) on investments	—	—	12,246	1,174	13,420
Dividends:
Preferred	—	—	(250)	—	(250)
Common ($1.02 per common share)	—	—	(12,007)	—	(12,007)

Balance, December 31, 1999	118	71,312	1,484	400	73,314
Net operating income and realized and unrealized gain (loss) on investments	—	—	10,851	402	11,253
Issuances of common stock pursuant to stock option plan, 24,400 shares	1	196	—	—	197
Dividends:
Preferred	—	—	(251)	—	(251)
Common ($1.00 per common share)	—	—	(11,846)	—	(11,846)

Balance, December 31, 2000	119	71,508	238	802	72,667
Net operating income and realized and unrealized gain (loss) on investments	—	—	9,748	819	10,567
Dividends:
Preferred	—	—	(250)	—	(250)
Common ($0.85 per common share)	—	—	(10,076)	—	(10,076)

Balance, December 31, 2001	$119	$71,508	$(340)	$1,621	$72,908

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net operating income and realized and unrealized gain (loss) on investments	$10,567	$11,253	$13,420
Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
Loans funded, held for sale	(5,608)	(8,606)	(19,308)
Proceeds from sale of guaranteed loans	7,778	9,584	19,152
Realized and unrealized (gain) loss on investments	(1,223)	(949)	(1,933)
Unrealized premium income, net	(14)	(255)	(664)
Depreciation and amortization	159	177	184
Accretion of loan discount and deferred fees	(167)	(288)	(780)
Deferred fees collected	—	47	163
Equity in income of unconsolidated subsidiaries, net	(382)	(480)	(712)
Other operating assets and liabilities	(1,151)	(1,847)	633

Net cash provided by operating activities	9,959	8,636	10,155

Cash flows from investing activities:
Loans funded	(60,369)	(35,552)	(64,956)
Purchase of loans through exercise of option	(2,272)	—	—
Principal collected and other adjustments	10,063	11,233	15,431
Proceeds from retained interests in transferred assets	3,181	3,000	3,626
Proceeds from mortgage-backed security of affiliate	144	248	161
Proceeds from sale of assets	—	65	71
Distributions from unconsolidated subsidiaries	462	494	750
Purchase of property and equipment and other assets	(33)	(15)	(39)
Investment in retained interests in transferred assets	(2,508)	(1,094)	(3,524)
Release of (investment in) restricted cash	82	792	(366)
Advances (to) from unconsolidated affiliates, net	(226)	(548)	929

Net cash used in investing activities	(51,476)	(21,377)	(47,917)

Cash flows from financing activities:
Proceeds from issuance of notes and debentures payable	10,000	17,310	10,000
Proceeds from issuance of common stock	—	197	—
Proceeds from debt issued by SPEs, net	44,511	24,713	55,126
Payment of dividends on common stock	(10,668)	(12,018)	(11,829)
Payment of dividends on preferred stock	(250)	(251)	(250)
Payment of notes payable	(6,667)	(6,666)	(6,667)
Payment of SBA debentures	—	(11,640)	(4,150)
Payment of issuance costs on notes and debentures	—	(188)	—

Net cash provided by financing activities	36,926	11,457	42,230

Net increase (decrease) in cash and cash equivalents	(4,591)	(1,284)	4,468
Cash and cash equivalents, beginning of year	21,909	23,193	18,725

Cash and cash equivalents, end of year	$17,318	$21,909	$23,193

Supplemental disclosure:
Interest paid	$5,493	$5,348	$5,328

Loans and interest receivable transferred from SPE, net	$6,409	$—	$—

Reclassification from loans receivable to assets acquired in liquidation	$314	$—	$377

Loans and interest receivable transferred to SPEs, net	$4,215	$3,154	$4,832

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

We are engaged in the business of originating loans to small businesses either directly or through our three principal subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). We primarily originate loans to individuals and small business concerns in the lodging industry. We also emphasize lending to the medical, restaurant, service, retail and commercial real estate industries. We are a national lender that primarily lends to businesses in the southwest and southeast regions of the United States. In addition to our lending operations, we earn revenue as an investment advisor who evaluates and services loans and other investments pursuant to fee arrangements with PMC Commercial Trust (“PMC Commercial”). PMC Commercial is a real estate investment trust and our affiliate as a result of common management.

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

In addition, at December 31, 2001, PMC Capital owns approximately 33.3% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and 59.5% of PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”), and together with the 1998 Partnership and the 1999 Partnership, the special purpose entities (“SPEs”). PMC Commercial owns the remaining interests in the 2001 Joint Venture and the 2000 Joint Venture.

Principles of Consolidation
The consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western, PMCIC and Western Financial. All material intercompany balances and transactions have been eliminated.

PMC Advisers, which acts as the investment advisor for PMC Commercial, and PMC Funding, which holds assets on our behalf, are accounted for using the equity method of accounting in conformity with Federal securities laws. Our ownership interests in SPEs created in conjunction with structured loan transactions are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) in our consolidated financial statements.

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

Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides long-term loans to borrowers whether or not they qualify as “disadvantaged.” As an SBIC, Western Financial is eligible to obtain long-term, fixed-rate, funding from the SBA through the issuance of debentures.

Special Purpose Entities
The 1998 Partnership and the 1999 Partnership were formed as Delaware limited partnerships in connection with our structured loan sale transactions as SPEs to acquire loans from us and issue debt through private placements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2000 Joint Venture and 2001 Joint Venture were formed as Delaware limited partnerships in connection with structured loan sale transactions completed with our affiliate, PMC Commercial. The 2000 Joint Venture and 2001 Joint Venture are SPEs that acquired loans from us and PMC Commercial and issued debt through private placements.

The transfers of assets to the SPEs have been accounted for as sales and our remaining ownership interests in the SPEs are accounted for as Retained Interests.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and, (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involve the valuation of our loans receivable and Retained Interests.

Valuation of Investments
All investments are valued at our Board of Directors’ estimate of fair value with the resulting unrealized gains and losses being recorded in earnings.

Loans Receivable: The Board of Directors has estimated the fair value of loans receivable to approximate the remaining unamortized principal of the loans, unless there is doubt as to the realization of the loan (a “Problem Loan”). A valuation reserve is established for a Problem Loan based on the creditor’s payment history, collateral value, guarantor support and other factors. In the absence of a readily ascertainable market value, the estimated value of our portfolio of loans may differ significantly from the values that would be placed on the portfolio if a ready market for the loans existed. For loans originated under the SBA 7(a) program, when we sell the SBA-guaranteed portion of loans, a portion of the sale proceeds representing the difference in the face amount of the unguaranteed portion of the loans and the value of the loans (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan rather than premium income.

Retained Interests in Transferred Assets: Retained Interests represents our ownership interest in loans receivable that have been contributed to the SPEs and have been recorded as sold. The fair value of our Retained Interests is based on our estimates of the present value of cash flows we expect to receive from the SPEs. The future cash flows are based in part upon our estimate of prepayment speeds, loan losses and discount rates. We estimate prepayment speeds and loan losses based on the current and anticipated interest rate environment, the current and anticipated competitive environment and our historical experience with these and similar loans receivable. The discount rates that we utilize are determined for each of the components of the Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates.

Cash Equivalents: We generally consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at value, which approximates cost.

Investment in Unconsolidated Subsidiaries: Our investments in unconsolidated subsidiaries are carried at fair value, which approximates the basis in our unconsolidated subsidiaries under the equity method of accounting.

Mortgage-Backed Security of Affiliate: The mortgage-backed security represents our ownership of the Class B notes of the 1998 Partnership and is valued based on discounted cash flow techniques.

Restricted Investments: Our restricted investments consist of highly liquid investments purchased with an original maturity of three months or less. Restricted investments are carried at value, which approximates cost.

Assets Acquired in Liquidation: Assets acquired in liquidation are carried at our Board of Directors’ estimate of fair value, based upon appraisals and other factors.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Charges
Costs incurred in connection with the issuance of SBA debentures and notes payable are included in deferred charges, deposits and other assets. These costs are amortized over the life of the related obligation utilizing a method which approximates the effective interest method.

Property and Equipment
Property, equipment and leasehold improvements are carried at their cost less accumulated depreciation and amortization. Depreciation and amortization are computed using accelerated and straight-line methods, with estimated useful lives ranging from five to seven years.

Net Unrealized Appreciation (Depreciation) on Investments
Net unrealized appreciation (depreciation) on investments on the accompanying consolidated balance sheet represents the difference in cost and fair value of our investments.

Interest Income
Interest income includes interest earned on loans and our short-term investments. Interest income on loans is accrued as earned and the accrual of interest is generally suspended when the related loan becomes a non-accrual loan. Loans receivable are generally classified as non-accrual (a “Non-Accrual Loan”) if (i) they are past due as to payment of principal or interest for a period of more than 60 days, (ii) a loan or a portion of a loan is classified as doubtful or is partially reserved or charged-off or (iii) loans receivable that are current or past due less than 60 days if the repayment in full of principal and/or interest is in doubt. Interest income on a Non-Accrual Loan is recognized on the cash basis and we reverse previously recorded interest income which is deemed uncollectible.

The Retained Loan Discount is amortized over the life of the underlying loan based on an effective interest method unless the underlying loans receivable are prepaid or sold.

Premium Income
Premium income represents the differential between the value attributable to the sale of the guaranteed portion of a loan originated under the SBA 7(a) program and the principal balance (cost) of the loan. The sale price includes the value attributable to any excess servicing spread retained by us plus any cash received.

Realized and Unrealized Gain (Loss) on Investments
Realized and unrealized gain (loss) on investments consists of the following:

•	Investments written-off, net — represents the cost basis of investments disposed of or otherwise written-off.

•	Sale of assets — represents the gain or loss on disposition of investments measured by the difference between the net proceeds from the sale and the cost basis of the asset.

•	Change in unrealized appreciation (depreciation) on investments — represents the change in the cumulative difference between the fair value and the cost of investments held on our consolidated balance sheets.

Federal Income Taxes
We have elected to be treated as a regulated investment company by meeting certain requirements of the Internal Revenue Code relating to the distribution of our net investment income to shareholders. Therefore, we incur no Federal income tax liability on such income. Based on our status as a regulated investment company, we may elect to retain, deem to distribute or distribute, in whole or in part, net long-term capital gains realized on the disposition of our investments.

Distributions to Shareholders
Distributions to shareholders are recorded on the ex-dividend date.

Reclassifications
Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net operating income and realized and unrealized gain (loss) on investments (hereinafter referred to as “net income”) or shareholders’ equity.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Loans Receivable:

Loans receivable consisted of the following:

	December 31,

	2001	2000

	(In thousands)
SBIC commercial loans	$49,868	$60,422
Other commercial loans	40,901	23,652
SBA 7(a) loans	16,623	16,279

Balance, end of period	$107,392	$100,353

At December 31, 2001 and 2000, respectively, approximately $38.5 million and $29.7 million of our loans receivable, net had a variable interest rate (reset on a quarterly basis) based upon either the prime rate or LIBOR and $68.9 million and $70.7 million had a fixed interest rate, respectively. The weighted average interest rate of our fixed-rate loans receivable was 9.8% and 10.2% at December 31, 2001 and 2000, respectively. The weighted average interest rate of our variable-rate loans receivable was 7.4% and 11.1% at December 31, 2001 and 2000, respectively.

Our loans receivable are geographically concentrated as follows:

	Percentage of Loans Receivable
	December 31,

	2001	2000

Texas	24%	20%
Georgia	12%	15%
North Carolina	11%	6%
Pennsylvania	7%	3%
Florida	6%	4%
Ohio	5%	3%
South Carolina	5%	3%
Arizona	2%	11%
Other	28%	35%

	100%	100%

At December 31, 2001, loans receivable to businesses in the lodging industry comprised 84% of our loans receivable, net. Any economic factors that negatively impact the lodging industry could have a material adverse effect on our financial condition or results of operations.

Loans receivable of $6.2 million and $3.0 million were either greater than 60 days past due, litigation against the borrowers has commenced, the loan has been identified as impaired or the loans are in the process of liquidation at December 31, 2001 and 2000. Impaired loans at December 31, 2001 include two limited service hospitality properties we acquired through foreclosure during 2002. The aggregate value of these properties, as reduced for costs of selling, was estimated to be $2.1 million (see Note 17).

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in unrealized depreciation on loans receivable is as follows:

	Years Ended December 31,

	2001	2000

	(In thousands)
Balance, beginning of period	$659	$190
Provision for losses	809	486
Principal balance written-off, net	(1,025)	(17)

Balance, end of period	$443	$659

The investment in loans identified as impaired and the related unrealized depreciation is as follows:

	December 31,

	2001	2000

	(In thousands)
Impaired loans	$6,152	$3,046
Unrealized depreciation	(443)	(659)

	$5,709	$2,387

We did not recognize any material amount of interest on impaired loans during the portion of the period that they were impaired. Had these impaired loans performed in accordance with their original terms, additional interest income of approximately $347,000 and $162,000 would have been recognized during the years ended December 31, 2001 and 2000, respectively.

Note 3. Retained Interests in Transferred Assets:

In a typical structured loan sale transaction, we contribute loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issues notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Noteholders”). The SPE then distributes a portion of the Structured Notes proceeds to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the debt, the Noteholders have no recourse to us. Upon the completion of a structured loan sale transaction, we record the transfer of loans receivable as a sale and as a result neither the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, nor the operating results of the SPE are included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) cash received and (b) the present value of the future cash flows from the Retained Interests constitutes the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized and unrealized gains and losses included in the consolidated statements of income.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to our SPEs is as follows:

	1998	1999	2000	2001
	Partnership	Partnership	Joint Venture (1)	Joint Venture (1)

	(Dollars in thousands)
Transaction date	11/24/98	06/03/99	12/18/00	06/27/01
At inception:
Principal amount of sold loans	$43,144	$60,468	$28,039	$49,257
Structured Notes issued	$39,646	$55,648	$24,955	$45,316
Interest rate on the Structured Notes	Prime - 1%	6.60%	7.28%	6.36%
Structured Notes rating(2)	"Aaa"	"Aaa"	"Aaa"	"Aaa"
Weighted average interest rate	Prime + 1.26%	9.59%	9.54%	9.78%
Weighted average life(3)	5.05 years	4.49 years	5.24 years	5.26 years
Aggregate losses assumed(4)	3.25%	3.02%	2.41%	2.86%
Discount rate assumptions(5)	12.5%	13.8%	9.3% to 14.0%	8.5% to 13.3%
Prepayment rate assumption(6)	8.0%	12.0%	8.0%	9.0%
Net gain recorded	$925	$2,564	$564	$2,732
Value of Retained Interests	$7,126	$9,731	$5,573	$9,186
At December 31, 2001:
Principal outstanding on sold loans(7)	$29,926	$47,909	$26,612	$48,648
Structured Notes balance outstanding	$30,663	$47,560	$23,738	$44,814
Cash in the collection account	$2,893	$4,406	$227	$448
Cash in the reserve account	$2,600	$3,107	$1,603	$2,531
Weighted average interest rate	Prime + 1.20%	9.50%	9.32%	9.78%
Discount rate assumptions(5)	4.8% to 12.9%	8.4% to 13.1%	8.4% to 13.1%	8.2% to 12.9%
Prepayment rate assumption(6)	11.0%	8.0%	8.0%	9.0%
Weighted average remaining life(3)	3.79 years	4.22 years	4.44 years	5.28 years
Aggregate losses assumed(4)	2.22%	2.01%	2.06%	2.82%
Aggregate losses to date	—%	—%	—%	—%

(1)	Balances represent PMC Capital’s share of the respective joint venture.

(2)	Structured Notes issued by the SPEs were rated by Moody’s Investors Service, Inc.

(3)	The weighted average life is calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining or initial principal balance, as applicable.

(4)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.3% to 0.8%.

(5)	Discount rates are based upon our estimate of comparable rates which would be used by potential purchasers of similar assets. As there is no quoted market value for our Retained Interests, changes to the general interest rate environment do not necessarily affect our discount rates. As of December 31, 2001, the discount rates were (i) 4.8% to 8.4% for our OC Pieces, (ii) 9.9% to 10.1% for our Reserve Funds and (iii) 12.9% to 13.1% for our IO Receivables.

(6)	The prepayment rate is based on performance of the loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans.

(7)	Approximately 86% concentrated in the lodging industry and 29% to borrowers in Texas. No other state had a concentration greater than 10%.

The value of the Retained Interests is based on our estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, we make estimates in determining (i) the amount of expected future cash flows, (ii) timing of those cash flows and (iii) the discount rate. The amount and timing of cash flows is generally determined based on our estimates of loan losses and anticipated prepayment speeds relating to the loans contributed to the SPE. Actual loan losses and prepayments may vary significantly from our assumptions. The discount rates that we utilize in computing the net present value of future cash flows are based upon our estimate of the inherent risk associated with each cash flow stream. Due to the limited number of entities that conduct similar transactions, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no quoted market value exists. Therefore, our estimate of the fair value may or may not vary significantly from what a willing buyer would pay for these assets.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our Retained Interests are as follows:

(1)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion of which is built up over time by the SPE from the cash flows from the underlying loans receivable.

(2)	Cash flows associated with the portion of the principal and interest collected by the SPE from the subordinated portion of the loans receivable sold (the “OC piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Noteholders.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Noteholders, (b) payment of all principal and interest on the OC piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests are comprised of the following:

	December 31, 2001

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
First Western	$2,981	$—	$743	$2,238
1998 Limited Partnership	5,069	1,871	2,048	1,150
1999 Limited Partnership	10,018	4,428	2,441	3,149
2000 Joint Venture	5,310	3,083	1,238	989
2001 Joint Venture	10,159	4,397	1,825	3,937

	$33,537	$13,779	$8,295	$11,463

	December 31, 2000

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
First Western	$4,004	$—	$1,142	$2,862
1996 Limited Partnership	6,568	5,749	819	—
1998 Limited Partnership	5,249	1,999	2,086	1,164
1999 Limited Partnership	10,832	4,346	2,465	4,021
2000 Joint Venture	5,688	3,256	1,314	1,118

	$32,341	$15,350	$7,826	$9,165

First Western sold the unguaranteed portion of its loans receivable through a private placement in 1997. First Western retains the right to service all of these loans receivable. Pursuant to the sale, First Western maintains a reserve fund and receives cash flow from the IO Receivable established in connection with the sold loans receivable. In addition, the SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are funded. On all Secondary Market Loan Sales, we retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note. At December 31, 2001 and 2000, the aggregate principal balance of serviced loans receivable on which we have an excess spread was $52.6 million and $65.9 million, respectively, and the weighted average excess spread (before estimated servicing costs) was 1.9% and 2.0%, respectively.

In determining the fair value of the Retained Interests related to our SBA 7(a) transactions, our assumptions at December 31, 2001 included a prepayment speed ranging from 20% to 30% per annum, a loss rate ranging from 0.4% to 0.7% per annum and discount rates ranging from 10.2% to 13.2%.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

PMC Capital Limited Partnership (the “1996 Partnership”) completed a private placement of approximately $40.7 million of its Loan-Backed Fixed Rate Notes, Series 1996-A (the “1996 L.P. Notes”) in November 1996. During the year ended December 31, 1996, PMC Capital contributed approximately $45.7 million in loans to the 1996 Partnership. On November 1, 2001, we acquired, through exercise of our option, the remaining $6.4 million in loans receivable by repaying the remaining balance on the 1996 L.P. Notes of $710,000. We did not recognize any gain or loss on the acquisition of the loans receivable.

First Western completed a securitization in 1994 and sold approximately $26.4 million of its loans. On November 16, 2001, we acquired, through exercise of our option, the remaining $2.4 million in loans for approximately $2.4 million. We realized a gain of approximately $77,000 (which had previously been recognized as an unrealized gain) as a result of the acquisition of the loans receivable.

The following is a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, losses and discount rates are different than our assumptions. The following summarizes the results of the sensitivity analysis as of December 31, 2001:

Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum(1)	$31,116,000	$2,421,000
Losses increase by 100 basis points per annum(1)	$28,775,000	$4,762,000
Rate of prepayment increases by 5% per annum(2)	$32,259,000	$1,278,000
Rate of prepayments increases by 10% per annum(2)	$31,288,000	$2,249,000
Discount rates increase by 100 basis points	$32,300,000	$1,237,000
Discount rates increase by 200 basis points	$31,144,000	$2,393,000

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed CPR would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

These sensitivities are hypothetical and should be used with caution. Pro-forma values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in assumption to the change in fair value may not be linear. The effect of a variation in a particular assumption on the fair value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the financial position of the SPEs at December 31, 2001 and 2000. We own 100% of the 1998 Partnership and the 1999 Partnership and 33.3% of the 2000 Joint Venture and 59.5% of the 2001 Joint Venture at December 31, 2001. At December 31, 2000 we owned 38.6% of the 2000 Joint Venture. Balances for the 2000 Joint Venture and the 2001 Joint Venture represent 100% of the limited partnership interests.

Summary of Financial Position:

							PMC Joint
	PMC Capital, L. P.		PMC Capital, L. P.		PMC Joint Venture		Venture
	1998-1		1999-1		L.P. 2000		L.P. 2001

	2001	2000	2001	2000	2001	2000	2001

	(In millions)
Loans Receivable, Net	$29.8	$34.9	$47.9	$55.3	$79.7	$83.6	$78.2

Total Assets	$35.4	$38.5	$55.7	$59.8	$85.7	$87.4	$83.6

Notes Payable	$30.7	$33.3	$47.6	$51.1	$71.1	$74.5	$71.8

Total Liabilities	$30.8	$34.0	$47.8	$52.2	$71.3	$74.7	$72.0

Partners’ Capital	$4.6	$4.5	$7.9	$7.6	$14.4	$12.7	$11.6

The following information summarizes the results of operations for the periods ended December 31, 2001, 2000 and 1999. Amounts represent 100% of the limited partnership interests for the 2000 Joint Venture and the 2001 Joint Venture.

Summary of Operations:

									PMC Joint
	PMC Capital, L. P.			PMC Capital, L. P.			PMC Capital, L. P.		Venture
	1998-1			1999-1			2000		L.P. 2001

	2001	2000	1999	2001	2000	1999	2001	2000(1)	2001(2)

	(In millions)
Interest Income	$3.1	$4.1	$3.9	$5.2	$5.7	$3.4	$7.9	$0.3	$4.0

Total Revenues	$3.2	$4.2	$4.0	$5.6	$5.7	$3.5	$8.1	$0.3	$4.2

Interest Expense	$2.1	$2.8	$2.7	$3.3	$3.4	$2.1	$5.3	$0.2	$2.4

Total Expenses	$2.2	$3.0	$2.9	$3.4	$3.6	$2.2	$5.5	$0.2	$2.5

Net Income	$1.0	$1.2	$1.1	$2.2	$2.1	$1.3	$2.6	$0.1	$1.7

(1)	From December 14, 2000 (inception) to December 31, 2001

(2)	From June 27, 2001 (inception) to December 31, 2001

PMC Capital’s limited partnership allocation of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of December 31, 2001 was $28.6 million, $23.8 million and $4.8 million, respectively. PMC Capital’s limited partnership allocation of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of December 31, 2000 was $29.9 million, $25.0 million and $4.9 million, respectively. PMC Capital’s limited partnership allocation of the assets, liabilities and partners’ capital of the 2001 Joint Venture as of December 31, 2001 was $51.9 million, $45.0 million and $6.9 million, respectively.

Our limited partnership allocation of the net income of the 2000 Joint Venture for the periods ended December 31, 2001 and 2000 was approximately $602,000 and $46,000, respectively. Our limited partnership allocation of the net income of the 2001 Joint Venture for the period ended December 31, 2001 was approximately $929,000.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS No. 140, our consolidated financial statements do not include these SPE assets, liabilities, capital, revenues or expenses, including the 1996 Partnership. At December 31, 2000, we owned 100% of the 1996 Partnership. We acquired the remaining net assets of the 1996 Partnership during 2001. Our consolidated balance sheets at December 31, 2001 and 2000 do not include the $171.6 million and $141.1 million of assets, respectively, and $147.4 million and $117.7 million of liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions was $30.6 million and $28.3 million at December 31, 2001 and 2000, respectively.

Our ownership of the 2001 Joint Venture and the 2000 Joint Venture is based on our share of the capital of the joint ventures, respectively. Our share of the cash flows from the 2001 Joint Venture and the 2000 Joint Venture is based upon the underlying loans receivable contributed by us to the 2001 Joint Venture and the 2000 Joint Venture.

With regard to the 2000 and 2001 Joint Ventures, we have agreed with PMC Commercial to cross-indemnify each other to the extent that the poor performance of the loans receivable of one company impairs the cash flow distributions to the other company. At December 31, 2001, our maximum exposure under this indemnification agreement was approximately $17.8 million which represents the net present value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet. Based on the current performance of our loans receivable transferred to the SPEs, we do not believe we will have any obligation under the indemnification provisions; however, if the performance of our transferred loans receivable significantly deteriorated, we may be requested to perform under this indemnification agreement.

The income from our Retained Interests is comprised of the yield earned on our Retained Interests. The yield earned is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions will affect the yield on our Retained Interests. For the years ended December 31, 2001 and 2000, the yield on our weighted average Retained Interests was 14.9% and 14.2%, respectively. In addition, we are the servicer for all loans held by the SPEs. Servicing fee income for the years ended December 31, 2001, 2000 and 1999 for the SPEs was approximately $410,000, $283,000 and $220,000 and is included in other income in our consolidated statements of income. We have not established a servicing asset or liability as our servicing fees approximate market rates.

We received approximately $8.5 million and $7.0 million in cash distributions from our SPEs during the years ended December 31, 2001 and 2000, respectively.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment in Unconsolidated Subsidiaries:

The following are condensed financial statements of our non-investment company act subsidiaries (PMC Advisers and PMC Funding) as of December 31, 2001 and 2000 and for the three years in the period ended December 31, 2001:

CONDENSED COMBINED BALANCE SHEETS
(In thousands)

	December 31,

	2001	2000

Assets
Investments at value:
Property and equipment	$294	$272
Due from affiliates	21	—
Cash equivalents	40	93
Other assets	12	131

Total assets	$367	$496

Liabilities and Equity
Liabilities:
Other liabilities	$300	$348

	300	348

Equity:
Common stock and additional paid-in capital	527	527
Accumulated deficit	(460)	(379)

	67	148

Total liabilities and equity	$367	$496

CONDENSED COMBINED STATEMENTS OF INCOME
(In thousands)

	Years Ended December 31,

	2001	2000	1999

Income:
Management fee income	$2,264	$2,199	$2,289
Sale of asset, net	—	—	235
Other income, net	10	40	18

Total income	2,274	2,239	2,542

Expenses:
Overhead allocation	1,803	1,699	1,726
Miscellaneous	89	60	104

Total expenses	1,892	1,759	1,830

Net income	$382	$480	$712

Other liabilities represent the estimated remaining costs to remediate an environmental obligation relating to an asset acquired through liquidation and subsequently sold during 1999.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Notes and Debentures Payable:

Outstanding notes and debentures payable were as follows:

				December 31,

	Interest Rate		Maturity Date	2001	2000

Notes payable:	7.200%		July 19, 2001	$—	$6,667,000
	6.970%		December 15, 2002	5,000,000	5,000,000
	8.600%		April 19, 2003	5,000,000	5,000,000
	3.570	%(1)	April 19, 2004	5,000,000	5,000,000
	3.670	%(2)	July 19, 2004	10,000,000	10,000,000
	7.440%		July 19, 2005	10,000,000	10,000,000
	3.570	%(1)	July 19, 2006	10,000,000	—

Debentures payable:	7.510%		December 1, 2002	510,000	510,000
	8.200%		September 1, 2004	3,000,000	3,000,000
	8.200%		September 1, 2004	3,000,000	3,000,000
	7.840%		March 1, 2005	3,000,000	3,000,000
	6.690%		June 1, 2005	5,000,000	5,000,000
	6.8750%		September 1, 2005	7,000,000	7,000,000
	7.590%		September 1, 2006	2,490,000	2,490,000
	7.452	%(3)	September 1, 2010	3,000,000	3,000,000
	7.452	%(3)	September 1, 2010	4,310,000	4,310,000

				$76,310,000	$72,977,000

(1)	Reset quarterly at 1.3% over the three month LIBOR at the time of reset.

(2)	Reset quarterly at 1.4% over the three month LIBOR at the time of reset.

(3)	Does not include the 1% annual fee that the SBA charges on all SBA debentures issued after 1996.

Our notes payable are uncollateralized and require us to meet certain covenants, the most restrictive of which require (i) that net loans receivable exceed 150% of funded debt, (ii) the increase in our loan valuation reserve for any 12 month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At December 31, 2001, we were in compliance with all of the covenants of these notes.

Debentures payable represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. At December 31, 2001, the SBA had committed to us for the issuance of $5.2 million ($4.2 million expiring September 2003 and $1.0 million expiring September 2004) in new SBA debentures.

We have a $10 million uncollateralized revolving credit facility, amended in October 2001, which expires March 2003. Advances pursuant to the credit facility bear interest at our option of the bank’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires that we meet certain covenants, the most restrictive of which requires that the ratio of net charge-offs to net loans receivable not exceed 2%, and the ratio of assets to debt will not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries. In addition, we have a $5 million discretionary guidance line facility which expires March 2003. At December 31, 2001 and 2000 we had no outstanding amounts borrowed on these credit facilities, and we were in compliance with all covenants of these facilities.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payments required on the notes payable and debentures payable at December 31, 2001, are as follows:

Year Ending
December 31,	Total	SBA Debentures	Notes Payable

2002	$5,510,000	$510,000	$5,000,000
2003	5,000,000	—	5,000,000
2004	21,000,000	6,000,000	15,000,000
2005	25,000,000	15,000,000	10,000,000
2006	12,490,000	2,490,000	10,000,000
Thereafter	7,310,000	7,310,000	—

	$76,310,000	$31,310,000	$45,000,000

Note 6. Cumulative Preferred Stock of Consolidated Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) and 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 3% Preferred Stock and the 4% Preferred Stock (collectively, the “Preferred Stock”) are held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or in part, the 3% Preferred Stock by paying 35% of the par value of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of $90,000 were recognized on the 3% Preferred Stock during each of the years ended December 31, 2001, 2000 and 1999.

The 4% Preferred Stock was issued during 1994 ($2,000,000) and 1995 ($2,000,000), and must be redeemed at par no later than 15 years from the date of issuance. Dividends of $160,000, $161,000 and $160,000 were recognized on the 4% Preferred Stock during the years ended December 31, 2001, 2000 and 1999, respectively.

Neither series of Preferred Stock has preemptive or conversion rights. The Preferred Stock provides for a liquidation preference in the amount of $100 per share plus accrued and unpaid dividends.

Note 7. Net Unrealized Appreciation (Depreciation) on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation (depreciation) on investments is comprised of the following:

	December 31,

	2001	2000

	(In thousands)
Loans receivable	$(443)	$(659)
Retained interests in transferred assets	1,985	1,379
Other investments	79	82

Net unrealized appreciation (depreciation) on investments	$1,621	$802

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized gain (loss) on investments were as follows:

	Year Ended December 31, 2001

	Retained Interests
	in Transferred Assets/	Loans
	Other Investments	Receivable	Total

Investments written-off, net	$(1,303,000)	$(1,025,000)	$(2,328,000)
Sale of assets	—	2,732,000	2,732,000
Change in unrealized appreciation (depreciation) on investments	603,000	216,000	819,000

Total realized and unrealized gain (loss) on investments	$(700,000)	$1,923,000	$1,223,000

	Year Ended December 31, 2000

	Retained Interests
	in Transferred Assets/	Loans
	Other Investments	Receivable	Total

Investments written-off, net	$—	$(17,000)	$(17,000)
Sale of assets	—	564,000	564,000
Change in unrealized appreciation (depreciation) on investments	871,000	(469,000)	402,000

Total realized and unrealized gain (loss) on investments	$871,000	$78,000	$949,000

	Year Ended December 31, 1999

	Retained Interests
	in Transferred Assets/	Loans
	Other Investments	Receivable	Total

Investments written-off, net	$(1,270,000)	$(535,000)	$(1,805,000)
Sale of assets	—	2,564,000	2,564,000
Change in unrealized appreciation (depreciation) on investments	770,000	404,000	1,174,000

Total realized and unrealized gain (loss) on investments	$(500,000)	$2,433,000	$1,933,000

Note 8. Taxable Income:

We qualify as a regulated investment company (“RIC”) under the Internal Revenue Code. If a company meets certain diversification and distribution requirements, it qualifies for pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements or if we ceased to qualify as a business development company under the 1940 Act. We are also subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a RIC would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles net income available to common shareholders to taxable income available to common shareholders as follows:

	Years Ended December 31,

	2001	2000	1999

	(In thousands)
Net income available to common shareholders	$10,317	$11,002	$13,170
Book/tax difference on retained interest in transferred assets, net	1,516	(127)	(210)
Book/tax difference on gains on sales	(2,732)	(564)	(2,564)
Other book/tax differences, net	188	253	350

Taxable income available to common shareholders	$9,289	$10,564	$10,746

Distributions to common shareholders	$10,076	$11,846	$12,007

Distributions per share for dividend reporting purposes were as follows:

	Years Ended December 31,

	2001		2000		1999

	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent

Ordinary income	$0.850	100%	$0.774	77.4%	$1.020	100%
Return of capital (1)	—	—	0.226	22.6%	—	—

	$0.850	100%	$1.000	100.0%	$1.020	100%

(1)	The computation of return of capital provides for several timing differences, most notably relating to the recognition of gain treatment on structured loan sale transactions.

Note 9. Earnings Per Common Share Computations:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average shares outstanding were 11,854,000, 11,841,000 and 11,829,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Due to the effect of stock options, our fully diluted weighted average shares outstanding were 11,854,000, 11,845,000 and 11,831,000 during the years ended December 31, 2001, 2000 and 1999, respectively. There was no change in the weighted average shares outstanding during 2001 since our stock options were anti-dilutive.

Earnings are defined as the net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were approximately $250,000 during each of the years ended December 31, 2001, 2000 and 1999.

Note 10. Dividends Paid and Declared:

During April, July and September 2001, we paid quarterly dividends of $0.25, $0.20 and $0.20 per share of Common Stock in dividends to common shareholders. During December 2001, we declared a $0.20 per share dividend to common shareholders of record on December 31, 2001, which was paid during January 2002. On March 18, 2002, our Board of Directors declared a dividend of $0.16 per share to common shareholders of record on March 28, 2002, which is payable on April 8, 2002.

Note 11. Dividend Reinvestment and Cash Purchase Plan:

We have a dividend reinvestment and cash purchase plan (the “Plan”) for up to 1,000,000 shares of common stock. Participants in the Plan have the option to reinvest all or a portion of dividends received. We use the open market to purchase shares with the proceeds from the dividend reinvestment portion of the plan. Accordingly, we do not issue new shares or receive the proceeds. As a result we had no share issuances pursuant to the Plan during the years ended December 31, 2001, 2000 and 1999.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Profit Sharing Plan:

We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, $242,000, $247,000 and $243,000, respectively, has been expensed during each of the years ended December 31, 2001, 2000 and 1999. Contributions to the profit sharing plan are at the discretion of our Board of Directors.

Note 13. Stock Based Compensation Plan:

We have two stock based compensation plans; the PMC Capital, Inc. 1997 Non-Employee Director Stock Option Plan and the PMC Capital, Inc. 1997 Employee Stock Option Plan (the “Option Plans”). Under the Option Plans, we are authorized to issue up to 6% of the then outstanding shares of Common Stock pursuant to “Awards” granted as incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended) to employees and non-qualified stock options to employees.

We apply Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Plan. In 1995, SFAS No. 123 “Accounting for Stock-Based compensation” was issued which, if fully adopted by us would have changed the methods we apply in recognizing the cost of our Option Plans. Adoption of the cost recognition provisions of SFAS No. 123 is optional and we did not elect these provisions of SFAS No. 123. However, pro-forma disclosures (as if we adopted the cost recognition provisions of SFAS No. 123) are required by SFAS No. 123 and are presented below.

Stock Options

We granted stock options during the years ended December 31, 2001, 2000 and 1999 to certain employees and directors. The stock options granted (1) all have contractual terms of five years, (2) have an exercise price equal to the fair market value of the stock at grant date, and (3) vest within 30 days of the date of grant.

A summary of the status of our stock options as of December 31, 2001, 2000 and 1999 and the changes during the years ended on those dates are as follows:

	2001		2000		1999

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding at January 1	209,905	$11.72	196,055	$12.15	134,855	$14.18
Granted	57,250	$8.00	66,800	$9.03	65,000	$8.04
Exercised	—	—	(24,400)	$8.06	—	—
Forfeited	(15,800)	$11.11	(28,550)	$11.55	(800)	$11.06
Expired	—	—	—	—	(3,000)	$14.13

Outstanding at December 31	251,355	$10.96	209,905	$11.72	196,055	$12.15

Exercisable at December 31	198,605	$11.75	150,605	$12.77	131,455	$14.16

Weighted-average fair value of stock options granted during the year	$0.35		$0.57		$0.35

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during the years ended December 31, 2001, 2000 and 1999:

Assumption	2001	2000	1999

Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	4.39%	6.40%	5.81%
Expected Dividend Yield	10.63%	11.03%	12.43%
Expected Volatility	17.69%	19.78%	18.36%

Pro-Forma Net Income and Earnings Per Common Share

Had the compensation cost for our stock-based compensation plans been determined consistent with SFAS No. 123, our net income and earnings per common share for the years ended December 31, 2001, 2000 and 1999 would approximate the following pro-forma amounts:

	December 31,

	2001		2000		1999

	As	Pro-	As	Pro-	As	Pro-
	Reported	Forma	Reported	Forma	Reported	Forma

	(In thousands, except per share data)
SFAS No. 123 charge	$—	$24	$—	$28	$—	$28
APB 25 charge	$—	$—	$—	$—	$—	$—
Net income	$10,567	$10,543	$11,253	$11,225	$13,420	$13,392
Basic and diluted earnings per common share	$0.87	$0.87	$0.93	$0.93	$1.11	$1.11

The following table summarizes information about stock options outstanding at December 31, 2001:

	Number		Weighted	Number
	Outstanding	Weighted	Average	Exercisable	Weighted
	at	Average	Remaining	at	Average
Range of	December 31,	Exercise	Contractual	December 31,	Exercise
Exercise Prices	2001	Price	Life	2001	Price

$7.8125 to $9.06	140,450	$8.43	3.60	87,700	$8.69
$14.0625 to $14.3125	110,905	$14.16	0.80	110,905	$14.16

$7.8125 to $14.3125	251,355	$10.96	2.40	198,605	$11.75

The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future amounts.

Note 14. Related Party Transactions:

Pursuant to SBA rules and regulations, distributions from our consolidated subsidiaries, First Western, PMCIC and Western Financial, are limited. As of December 31, 2001 and 2000, the amounts of dividends available for distribution were approximately $0.5 million and $1.2 million, respectively.

We are affiliated with PMC Commercial through common management. Our executive officers are the same as the executive officers of PMC Commercial and three of our seven directors or officers are trust managers of PMC Commercial.

Pursuant to the investment management agreements entered into between PMC Commercial and PMC Advisers, fees of between 0.40% and 1.67%, annually, are charged by PMC Advisers based upon the average principal outstanding of PMC Commercial’s loans. Commencing July 1, 2000, the highest rate charged was reduced from 1.67% to 1.55%. In addition, the investment management agreements (i) provide for an annual fee of 0.70% of the original cost of properties owned by PMC Commercial and (ii) include compensation to PMC Advisers for its assistance in the issuance of PMC Commercial’s debt and equity securities and the acquisition by PMC Commercial of limited service hospitality properties. The investment management agreements were amended on July 1, 2001 to provide for a fee of $10,000 upon the sale of each limited service

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

hospitality property and an annual loan origination fee equal to five basis points of loans funded for the first $20 million in loans and 2.5 basis points thereafter.

Fees pursuant to the investment management agreements were as follows:

	Years Ended December 31,

Type of Fee	2001	2000	1999

	(In thousands)
Loan servicing and origination fee	$1,743	$1,599	$1,726
Lease supervision	441	500	482
Structured financing	60	100	—
Property acquisition/disposition	20	—	81

	$2,264	$2,199	$2,289

PMC Capital allocates overhead to PMC Advisers to the extent that PMC Advisers utilizes the staff and facilities of PMC Capital. The overhead allocated during the years ended December 31, 2001, 2000 and 1999, was $1,803,000, $1,699,000 and $1,726,000, respectively. These amounts are included in Other income, net, on the accompanying consolidated statements of income. In no event will the allocated expenses exceed the income available from the operations of PMC Advisers.

Note 15. Commitments and Contingencies:

Operating Leases

In September 1998, we entered into a five-year lease for office space commencing December 1998. We may at our option, renew the term of the lease for two additional five-year periods. At December 31, 2001, we had additional agreements to lease office space in Missouri, Arizona and Georgia. Rental expense amounted to approximately $321,000, $315,000 and $286,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum payments under this lease are $284,000 for 2002 and 2003 and $24,000 for 2004.

Loan Commitments

Loan commitments outstanding at December 31, 2001, including the unfunded portion of projects in the construction phase, amounted to approximately $19.5 million. Of these commitments, $7.0 million are for loans to be originated by First Western, a portion of which will be sold pursuant to SBA Guaranteed Sales. These commitments are made in the ordinary course of our business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Employment Agreements

We have employment contracts with certain of our officers for terms expiring through June 2004. Annual remuneration during the term of the contracts does not exceed $315,000 for any one individual. Future minimum payments under these contracts are $1,185,000 for 2002 and 2003 and $592,000 for 2004.

During the years ended December 31, 2001, 2000 and 1999 compensation to officers was approximately $1.6 million, $1.6 million and $1.7 million, respectively.

Litigation

In the normal course of business, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our consolidated financial position or results of operations.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Structured Loan Sale Transactions

PMC Capital and PMC Commercial have entered into an indemnification agreement regarding the performance of their respective loans receivable sold to the 2001 Joint Venture and the 2000 Joint Venture. To the extent that poor performance by one of the company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. At December 31, 2001, our maximum exposure under the indemnification agreement was approximately $17.8 million which represents the net present value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet. Based on our present cash flow assumptions, including stress test analysis of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reduction to us. If the performance of our sold loans receivable significantly deteriorated, it could be necessary for us to perform under this indemnification agreement.

Note 16. Impact of Recently Issued Accounting Pronouncements:

In August 2001, the Financial Accounting Standards Board approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 requires that long-lived assets to be disposed of other than by sale be considered held and used until their disposition. SFAS No. 144 also requires that long-lived assets to be disposed of by sale be accounted for under the requirements of SFAS No. 121 which requires that such assets be measured at the lower of carrying amounts or fair value less costs to sell and to cease depreciation (amortization). SFAS No. 144 describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of a long-lived asset under consideration or a range is estimated for the amount of possible future cash flows. As a result, discontinued operations are no longer measured on a net realizable basis, and future operating losses are no longer recognized before they occur. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. We will adopt SFAS No. 144 on January 1, 2002 and we do not expect that the adoption will have a material impact on our results of operations or financial position.

Note 17. Subsequent Events:

We acquired two limited service hospitality properties through foreclosure during January and February 2002. The aggregate value of these properties, as reduced for costs of selling, was estimated to be $2.1 million. As of December 31, 2001 the underlying loans receivable were written down by $631,000. No additional losses were recognized at the time we foreclosed upon the assets. We anticipate that we will operate these properties, through management contracts, until such time as we can sell the properties. Management believes that the net proceeds from the sale of these properties will equal or exceed our basis in these properties.

Report of Independent Accountants
On Accompanying Consolidating Information

To the Shareholders and Board of Directors
PMC Capital, Inc.:

The report on our audit of the consolidated financial statements of PMC Capital, Inc. and its subsidiaries as of December 31, 2001 and for the year then ended appears on page F-4 of this Annual Report on Form 10-K. That audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

Dallas, Texas
March 7, 2002, except for Note 10, as
  to which the date is March 18, 2002

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2001
(In thousands)

					FIRST	WESTERN
			CONSOLIDATED		WESTERN SBLC,	FINANCIAL	PMC
			BEFORE	PMC CAPITAL,	INC. AND	CAPITAL	INVESTMENT
	CONSOLIDATED	ELIMINATION	ELIMINATION	INC.	SUBSIDIARIES	CORPORATION	CORPORATION

ASSETS
Investments at value:
Loans receivable, net	$107,392	$—	$107,392	$40,901	$16,623	$15,649	$34,219
Retained interests in transferred assets	33,537	—	33,537	30,556	2,981	—	—
Cash equivalents	16,989	—	16,989	6,603	919	2,389	7,078
Mortgage-backed security of affiliate	1,701	—	1,701	1,701	—	—	—
Restricted investments	95	—	95	—	95	—	—
Investment in unconsolidated subsidiaries	67	(22,632)	22,699	22,699	—	—	—
Assets acquired in liquidation	329	—	329	—	315	—	14

Total investments at value	160,110	(22,632)	182,742	102,460	20,933	18,038	41,311

Other assets:
Due from affiliates	607	(19,479)	20,086	19,553	—	533	—
Deferred charges, deposits and other assets	873	—	873	169	219	216	269
Receivable for loans sold	184	—	184	14	170	—	—
Accrued interest receivable	462	—	462	199	18	48	197
Cash	329	—	329	231	73	18	7
Property and equipment, net	133	—	133	133	—	—	—

Total other assets	2,588	(19,479)	22,067	20,299	480	815	473

Total assets	$162,698	$(42,111)	$204,809	$122,759	$21,413	$18,853	$41,784

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes and debentures payable	$76,310	$—	$76,310	$45,000	$—	$10,310	$21,000
Dividends payable	2,434	—	2,434	2,371	—	—	63
Borrower advances	798	—	798	278	345	153	22
Accrued interest payable	1,193	—	1,193	442	23	286	442
Accounts payable	753	—	753	66	640	47	—
Due to affiliates	189	(19,479)	19,668	722	18,199	—	747
Other liabilities	1,113	—	1,113	972	81	25	35

Total liabilities	82,790	(19,479)	102,269	49,851	19,288	10,821	22,309

Cumulative preferred stock of subsidiary	7,000	3,000	4,000	—	—	—	4,000

Shareholders’ equity:
Cumulative preferred stock of subsidiary, 3%	—	(3,000)	3,000	—	—	—	3,000
Common stock	119	(22)	141	119	—	21	1
Additional paid-in capital	71,508	(22,373)	93,881	71,508	2,000	7,934	12,439
Undistributed (dividends in excess of) retained earnings	(340)	(1,237)	897	(386)	1,113	113	57
Net unrealized appreciation (depreciation) on investments	1,621	—	1,621	1,667	12	(36)	(22)

	72,908	(26,632)	99,540	72,908	3,125	8,032	15,475
Less treasury stock	—	1,000	(1,000)	—	(1,000)	—	—

Total shareholders’ equity	72,908	(25,632)	98,540	72,908	2,125	8,032	15,475

Total liabilities and shareholders’ equity	$162,698	$(42,111)	$204,809	$122,759	$21,413	$18,853	$41,784

The accompanying notes to the consolidated financial statements are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF INCOME
FOR THE YEAR ENDED DECEMBER 31, 2001
(In thousands, except per share data)

					FIRST
			CONSOLI-		WESTERN	WESTERN
			DATED		SBLC, INC.	FINANCIAL	PMC
	CONSOLI-	ELIMI-	BEFORE	PMC	AND SUBSID-	CAPITAL	INVESTMENT
	DATED	NATION	ELIMINATION	CAPITAL, INC.	IARIES	CORPORATION	CORPORATION

Investment income:
Interest	$11,568	$—	$11,568	$3,708	$1,897	$1,672	$4,291
Income from retained interests in transferred assets	5,340		5,340	4,595	745	—	—
Premium income	501	—	501	487	14	—	—
Other investment income, net	794	—	794	439	78	34	243

Total investment income	18,203	—	18,203	9,229	2,734	1,706	4,534
Other income, net	2,167	—	2,167	1,919	168	42	38
Equity in income of unconsolidated subsidiaries, net	382	(5,762)	6,144	6,144	—	—	—

Total income	20,752	(5,762)	26,514	17,292	2,902	1,748	4,572

Expenses:
Interest	5,402	—	5,402	3,008	3	840	1,551
Salaries and related benefits	4,199	—	4,199	4,199	—	—	—
General and administrative	811	—	811	709	66	20	16
Rent	321	—	321	321	—	—	—
Legal and accounting	273	—	273	273	—	—	—
Profit sharing plan	242	—	242	242	—	—	—
Small Business Administration fees	105	—	105	—	—	36	69
Directors and shareholders expense	55	—	55	54	1	—	—

Total expenses	11,408	—	11,408	8,806	70	896	1,636

Net operating income	9,344	(5,762)	15,106	8,486	2,832	852	2,936

Realized and unrealized gain (loss) on investments:
Investments written-off, net	(2,328)	—	(2,328)	(1,048)	(799)	—	(481)
Sale of assets	2,732	—	2,732	2,732	—	—	—
Change in unrealized appreciation (depreciation) on investments	819	—	819	397	285	(3)	140

Total realized and unrealized gain (loss) on investments	1,223	—	1,223	2,081	(514)	(3)	(341)

Net operating income and realized and unrealized gain (loss) on investments	$10,567	$(5,762)	$16,329	$10,567	$2,318	$849	$2,595

Preferred dividends	$250	$(250)	$500	$250	$—	$—	$250

Basic and diluted earnings per share	$0.87

The accompanying notes to the consolidated financial statements are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF SHAREHOLDERS’ EQUITY
DECEMBER 31, 2001
(In thousands)

				Undistributed	Net
				(Dividends in	Unrealized
			Additional	Excess of)	Appreciation		Total
	Preferred	Common	Paid-in	Retained	(Depreciation)	Treasury	Shareholders'
	Stock, 3%	Stock	Capital	Earnings	on Investments	Stock	Equity

PMC CAPITAL, INC.
Balances, January 1, 2001	$—	$119	$71,508	$(230)	$1,270	$—	$72,667
Net income	—	—	—	10,170	397	—	10,567
Preferred dividend of consolidated subsidiary	—	—	—	(250)	—	—	(250)
Dividends on common stock	—	—	—	(10,076)	—	—	(10,076)

Balance, December 31, 2001	$—	$119	$71,508	$(386)	$1,667	$—	$72,908

FIRST WESTERN SBLC, INC. AND SUBSIDIARIES
Balances, January 1, 2001	$—	$—	$2,000	$1,730	$(273)	$(1,000)	$2,457
Net income	—	—	—	2,033	285	—	2,318
Dividends to parent company	—	—	—	(2,650)	—	—	(2,650)

Balance, December 31, 2001	$—	$—	$2,000	$1,113	$12	$(1,000)	$2,125

WESTERN FINANCIAL CAPITAL CORPORATION
Balances, January 1, 2001	$—	$21	$7,934	$261	$(33)	$—	$8,183
Net income	—	—	—	852	(3)	—	849
Dividends to parent company	—	—	—	(1,000)	—	—	(1,000)

Balance, December 31, 2001	$—	$21	$7,934	$113	$(36)	$—	$8,032

PMC INVESTMENT CORPORATION
Balances, January 1, 2001	$3,000	$1	$12,439	$552	$(162)	$—	$15,830
Net income	—	—	—	2,455	140	—	2,595
Dividends to parent company	—	—	—	(2,700)	—	—	(2,700)
Dividends, preferred	—	—	—	(250)	—	—	(250)

Balance, December 31, 2001	$3,000	$1	$12,439	$57	$(22)	$—	$15,475

ELIMINATION ADJUSTMENTS
Equity in income of subsidiaries	—	—	—	(5,762)	—	—	(5,762)
Dividends to parent company	—	—	—	6,350	—	—	6,350
Preferred dividend of consolidated subsidiary	—	—	—	250	—	—	250
Stock of subsidiaries	(3,000)	(22)	(22,373)	—	—	1,000	(24,395)
Undistributed earnings of subsidiaries	—	—	—	(2,075)	—	—	(2,075)

	(3,000)	(22)	(22,373)	(1,237)	—	1,000	(25,632)

CONSOLIDATED	$—	$119	$71,508	$(340)	$1,621	$—	$72,908

     The accompanying notes to the consolidated financial statements are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2001
(In thousands)

			CONSOLI-		FIRST
			DATED		WESTERN	WESTERN
		ELIMI-	BEFORE		SBLC, INC.	FINANCIAL	PMC
	CONSOLI-	NATION	ELIMINATION	PMC	AND SUBSID-	CAPITAL	INVESTMENT
	DATED	ENTRIES	ENTRIES	CAPITAL INC.	IARIES	CORPORATION	CORPORATION

Cash flows from operating activities:
Net operating income and realized and unrealized gain (loss) on investments	$10,567	$(5,762)	$16,329	$10,567	$2,318	$849	$2,595
Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
Loans funded, held for sale	(5,608)	—	(5,608)	—	(5,608)	—	—
Proceeds from sale of guaranteed loans	7,778	—	7,778	—	7,778	—	—
Realized and unrealized (gain) loss on investments	(1,223)	—	(1,223)	(2,081)	514	3	341
Unrealized premium income, net	(14)	—	(14)	—	(14)	—	—
Depreciation and amortization	159	—	159	72	—	29	58
Accretion of loan discount and deferred fees	(167)	—	(167)	(6)	(107)	(9)	(45)
Equity in income of unconsolidated subsidiaries, net	(382)	5,762	(6,144)	(6,144)	—	—	—
Other operating assets and liabilities	(1,151)	—	(1,151)	(577)	(461)	81	(194)

Net cash provided by operating activities	9,959	—	9,959	1,831	4,420	953	2,755

Cash flows from investing activities:
Loans funded	(60,369)	—	(60,369)	(34,373)	(2,403)	(5,556)	(18,037)
Purchase of loans through exercise of option	(2,272)	—	(2,272)	—	(2,272)	—	—
Principal collected and other adjustments	10,063	—	10,063	4,152	1,924	405	3,582
Proceeds from sale of (purchase of) loans to (from) affiliates	—	—	—	(29,848)	—	6,503	23,345
Proceeds from retained interests in transferred assets	3,181	—	3,181	2,059	1,122	—	—
Proceeds from mortgage-backed security of affiliate	144	—	144	144	—	—	—
Distributions from unconsolidated subsidiaries	462	—	462	462	—	—	—
Purchase of property and equipment and other assets	(33)	—	(33)	(33)	—	—	—
Investment in retained interests in transferred assets	(2,508)	—	(2,508)	(2,508)	—	—	—
Release of (investment in) restricted cash	82	—	82	—	82	—	—
Advances (to) from unconsolidated afffiliates, net	(226)	—	(226)	2,293	—	(712)	(1,807)

Net cash provided by (used in) investing activities	(51,476)	—	(51,476)	(57,652)	(1,547)	640	7,083

Cash flows from financing activities:
Proceeds from issuance of notes and debentures payable	10,000	—	10,000	10,000	—	—	—
Proceeds from debt issued by SPEs, net	44,511	—	44,511	44,511	—	—	—
Payment of dividends to parent	—	—	—	6,350	(2,650)	(1,000)	(2,700)
Payment of dividends on common stock	(10,668)	—	(10,668)	(10,668)	—	—	—
Payment of dividends on preferred stock	(250)	—	(250)	—	—	—	(250)
Payment of notes payable	(6,667)	—	(6,667)	(6,667)	—	—	—
Advances (to) from unconsolidated affiliates, net	—	—	—	573	(573)	—	—

Net cash provided by (used in) financing activities	36,926	—	36,926	44,099	(3,223)	(1,000)	(2,950)

Net increase (decrease) in cash and cash equivalents	(4,591)	—	(4,591)	(11,722)	(350)	593	6,888
Cash and cash equivalents, beginning of year	21,909	—	21,909	18,556	1,342	1,814	197

Cash and cash equivalents, end of year	$17,318	$—	$17,318	$6,834	$992	$2,407	$7,085

Supplemental disclosure:
Interest paid	$5,493	$—	$5,493	$3,139	$10	$812	$1,532

Loans and interest receivable transferred from SPE, net	$6,409	$—	$6,409	$6,409	$—	$—	$—

Reclassification from loans receivable to assets acquired in liquidation	$314	$—	$314	$314	$—	$—	$—

Loans and interest receivable transferred to SPE	$4,215	$—	$4,215	$4,215	$—	$—	$—

The accompanying notes to the consolidated financial statements are an integral part of these consolidating financial statements.

EXHIBITS

Exhibit	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 4(b)(1) to Amendment No. 9 to the Registration Statement on Form N-2 (Registration No. 33-2535) (the “N-2 Registration Statement”), dated November 29, 1991.

3.2	By-Laws, as amended (incorporated by reference to Exhibit 2 to Amendment No.7 to the N-2 Registration Statement dated April 27, 1989).

4.1	Certificate of Common Stock (incorporated by reference to Exhibit 4 to Amendment No. 1 to the N-2 Registration Statement dated November 10, 1993).

4.2	Debenture dated September 24, 1996 for $2,490,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996).

4.13	Debenture dated September 28, 1994 for $3,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

4.14	Debenture dated September 28, 1994 for $3,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

4.18	Senior Note dated December 15, 1993 for $2,000,000 with Peerless Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

4.19	Senior Note dated December 15, 1993 for $3,000,000 with Security Life of Denver Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1994).

4.20	Debenture dated March 29, 1995 for $3,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.21	Debenture dated June 28, 1995 for $5,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.22	Debenture dated September 27, 1995 for $7,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.26	Debenture dated December 6, 1992 for $510,000 loan with SBA assumed from J & D Capital Corporation (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.27	Senior Note dated April 19, 1995 for $5,000,000 with Security Life of Denver Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.28	Senior Note dated April 19, 1995 for $2,000,000 with Peerless Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.29	Senior Note dated April 19, 1995 for $2,000,000 with Indiana Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.30	Senior Note dated April 19, 1995 for $1,000,000 with Security Life of Denver Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.32	Senior Note Agreement dated July 19, 1999 for $10,000,000 with Equitable Life Insurance Company of Iowa (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1999).

4.33	Senior Note Agreement dated July 19, 2000 for $10,000,000 with Equitable Life Insurance Company of Iowa (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000).

4.34	Debenture dated September 27, 2000 for $4,310,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000).

4.35	Debenture dated September 27, 2000 for $3,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000).

*4.36	Senior Note Agreement dated July 19, 2001 for $10,000,000 with Security Life of Denver Insurance Company.

*10.1	Employment contract between the Registrant and Lance B. Rosemore dated July 1, 2001.

*10.2	Employment contract between the Registrant and Andrew S. Rosemore dated July 1, 2001.

*10.4	Employment contract between the Registrant and Jan F. Salit dated July 1, 2001.

*10.5	Employment contract between the Registrant and Barry N. Berlin dated July 1, 2001.

*10.6	Employment contract between the Registrant and Mary J. Brownmiller dated July 1, 2001.

10.7	First Amended and Restated Revolving Credit Note dated as of March 15, 1998 (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended March 31, 1998).

10.8	PMC Capital, Inc. 1997 Non-Employee Stock Option Plan (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996).

10.9	PMC Capital, Inc. 1997 Employee Stock Option Plan (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1996).

*10.10	Employment contract between the Registrant and Cheryl T. Murray dated July 1, 2001.

10.11	Servicing Agreement by and among Harris Trust savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1998-1, as Issuer, and PMC Capital, Inc., as Servicer (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1998).

10.12	Second Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of loan dated as of March 15, 1998 (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended March 31, 1998).

10.13	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1999-1, as Issuer, and PMC Capital, Inc., as Servicer (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended June 30, 1999).

10.14	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000. (incorporated by reference from Registrant’s Form 8-K filed on March 13, 2001).

10.15	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference from Registrant’s Form 8-K filed on March 13, 2001).

10.16	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer, and PMC Capital, Inc. and PMC Commercial Trust, as Servicers (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.17	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

*10.18	Third Amendment to Credit Agreement dated June 12, 2001 between PMC Capital, Inc. and Bank One, NA.

*10.19	Fourth Amendment to Credit Agreement dated July 18, 2001 between PMC Capital, Inc. and Bank One, NA.

*10.20	Fifth Amendment to Credit Agreement dated August 2001 between PMC Capital, Inc. and Bank One, NA.

*10.21	Sixth Amendment to Credit Agreement dated October 2001 between PMC Capital, Inc. and Bank One, NA.

*10.22	Investment Management Agreement between PMC Capital, PMC Commercial and PMC Advisers, Ltd. dated July 2001.

*21.1	Subsidiaries of Registrant

*	Filed herewith