Form 10-Q
period 2002-03-31
PMC CAPITAL INC
filed 2002-05-15
CIK 722571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

YES [X]      NO [   ]

As of May 7, 2002, Registrant had outstanding 11,853,516 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

		PAGE NO.

PART I.	Financial Information
	Item 1. Financial Statements
	Consolidated Balance Sheets - March 31, 2002 (Unaudited) and December 31, 2001	2
	Consolidated Statements of Income (Unaudited) - Three Months Ended March 31, 2002 and 2001	3
	Consolidated Statements of Cash Flows (Unaudited) - Three Months Ended March 31, 2002 and 2001	4
	Notes to Consolidated Financial Statements (Unaudited)	5
	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
	Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
PART II.	Other Information
	Item 4. Submission of Matters to a Vote of Security Holders	25
	Item 6. Exhibits and Reports on Form 8-K	25

PART I

Financial Information

ITEM I.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments at value:
Loans receivable, net	$107,857	$107,392
Retained interests in transferred assets	31,867	33,537
Cash equivalents	14,008	16,989
Assets acquired in liquidation	2,528	329
Mortgage-backed security of affiliate	1,509	1,701
Investment in unconsolidated subsidiaries	172	67
Restricted investments	46	95

Total investments at value	157,987	160,110

Other assets:
Due from affiliates	843	607
Accrued interest receivable	630	462
Cash	252	329
Property and equipment, net	146	133
Receivable for loans sold	137	184
Deferred charges, deposits and other assets	937	873

Total other assets	2,945	2,588

Total assets	$160,932	$162,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes and debentures payable	$76,310	$76,310
Dividends payable	1,959	2,434
Accrued interest payable	747	1,193
Accounts payable	737	753
Borrower advances	646	798
Due to affiliates	308	189
Other liabilities	596	1,113

Total liabilities	81,303	82,790

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:
Common stock, authorized 30,000,000 shares of $.01 par value, 11,853,516 shares issued and outstanding at March 31, 2002 and December 31, 2001	119	119
Additional paid-in capital	71,508	71,508
Dividends in excess of earnings	(336)	(340)
Net unrealized appreciation (depreciation) on investments	1,338	1,621

	72,629	72,908

Total liabilities and shareholders’ equity	$160,932	$162,698

Net asset value per common share	$6.13	$6.15

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Investment income:
Interest	$2,607	$3,154
Income from retained interests in transferred assets	1,147	1,265
Premium income	132	110
Other investment income, net	323	163

Total investment income	4,209	4,692

Other income, net	475	471
Equity in income of unconsolidated subsidiaries, net	101	90

Total income	4,785	5,253

Expenses:
Interest	1,185	1,380
Salaries and related benefits	1,012	1,068
General and administrative	221	214
Legal and accounting	100	86
Rent	79	81
Profit sharing plan	38	51
Small Business Administration fees	21	32
Directors and shareholders expense	10	8

Total expenses	2,666	2,920

Net operating income	2,119	2,333

Realized and unrealized gain (loss) on investments:
Investments written-off	(156)	(290)
Change in unrealized appreciation (depreciation) on investments	(283)	417

Total realized and unrealized gain (loss) on investments	(439)	127

Net operating income and realized and unrealized gain (loss) on investments	$1,680	$2,460

Preferred dividends	$62	$62

Basic weighted average common shares outstanding	11,854	11,853

Diluted weighted average common shares outstanding	11,854	11,857

Basic and diluted earnings per common share	$0.14	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net operating income and realized and unrealized gain (loss) on investments	$1,680	$2,460
Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
Loans funded, held for sale	(2,032)	(727)
Proceeds from sale of guaranteed loans	1,703	2,264
Realized and unrealized (gain) loss on investments	439	(127)
Unrealized premium income, net	—	(8)
Depreciation and amortization	38	44
Accretion of loan discount and deferred fees	(12)	(27)
Equity in income of unconsolidated subsidiaries, net	(101)	(90)
Other operating assets and liabilities	(1,323)	(401)

Net cash provided by operating activities	392	3,388

Cash flows from investing activities:
Loans funded	(9,740)	(14,901)
Principal collected and other adjustments	7,180	1,297
Proceeds from retained interests in transferred assets	1,834	385
Proceeds from mortgage-backed security of affiliate	187	11
Purchase of property and equipment and other assets	(30)	(32)
Investment in retained interests in transferred assets	(380)	—
Release of (investment in) restricted cash	49	(370)
Advances (to) from affiliates, net	(116)	363

Net cash used in investing activities	(1,016)	(13,247)

Cash flows from financing activities:
Payment of dividends on common stock	(2,371)	(2,963)
Payment of dividends on preferred stock	(63)	(63)

Net cash used in financing activities	(2,434)	(3,026)

Net decrease in cash and cash equivalents	(3,058)	(12,885)
Cash and cash equivalents, beginning of year	17,318	21,909

Cash and cash equivalents, end of period	$14,260	$9,024

Supplemental disclosures:
Interest paid	$1,630	$1,779

Reclassification from loans receivable to assets acquired in liquidation	$2,318	$217

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned regulated investment company subsidiaries (collectively, “we”, “us” or “our”) as of March 31, 2002 and the consolidated statements of income and cash flows for the three months ended March 31, 2002 and 2001 have not been audited by independent accountants. In the opinion of our management, the financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most sensitive estimates involve valuing and recording income on our retained interests in transferred assets and in determining loan loss reserves for loans receivable.

The results for the three months ended March 31, 2002 are not necessarily indicative of future financial results.

Note 2. Business and Consolidation:

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

In addition, at March 31, 2002, PMC Capital owned approximately 33.4% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and 60.8% of PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”, and together with the 1998 Partnership, the 1999 Partnership and the 2000 Joint Venture, the “SPEs”). PMC Commercial Trust (“PMC Commercial”), our affiliate through common management, owns the remaining interests in the 2001 Joint Venture and the 2000 Joint Venture.

Consolidation
The consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western, PMCIC and Western Financial. All material intercompany balances and transactions have been eliminated.

PMC Advisers, which acts as the investment adviser for PMC Commercial, and PMC Funding, which holds assets on our behalf, are accounted for using the equity method of accounting in conformity with Federal securities laws. Our ownership interests in SPEs created in conjunction with structured loan transactions are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) in our consolidated financial statements.

Note 3. Retained Interests in Transferred Assets:

In our structured loan sale transactions, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Noteholders”). The SPE then distributed a portion of the Structured Notes proceeds to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale. As a result, neither the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, nor the operating results of the SPE are included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) cash received and (b) the present value of the future cash flows from the Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized and unrealized gains and losses included in the consolidated statements of income.

Information pertaining to our structured loan sale transactions as of March 31, 2002 is as follows:

	1998	1999	2000	2001
	Partnership	Partnership	Joint Venture (1)	Joint Venture (1)

	(Dollars in thousands)
Principal outstanding on sold loans	$28,546	$45,938	$26,455	$47,419
Structured Notes balance outstanding	$27,117	$43,004	$23,599	$43,566
Cash in the collection account	$374	$1,320	$268	$503
Cash in the reserve account	$2,298	$2,808	$1,593	$2,854
Weighted average interest rate on loans	Prime + 1.20%	9.45%	9.32%	9.74%
Discount rate assumptions(2)	4.8% to 13.1%	8.6% to 13.3%	8.7% to 13.4%	8.4% to 13.1%
Prepayment rate assumption(3)	11.0%	8.0%	8.0%	9.0%
Weighted average remaining life of loans(4)	3.89 years	4.15 years	4.69 years	5.34 years
Aggregate losses assumed(5)	2.37%	2.20%	2.26%	2.98%
Aggregate losses to date	—%	—%	—%	—%

(1)	Balances represent PMC Capital’s share of the respective joint venture.

(2)	Discount rates are based upon our estimate of comparable rates which would be used by potential purchasers of similar assets. As there is no quoted market value for our Retained Interests, changes in the general interest rate environment do not necessarily affect our discount rates. As of March 31, 2002, the discount rates were (i) 4.8% to 8.7% for our required overcollateralization, (ii) 10.1% to 10.4% for our reserve funds and (iii) 13.1% to 13.4% for our interest-only strip receivables.

(3)	The prepayment rate is based on the performance of the loan pools, adjusted for anticipated principal payments considering the current loan pools and similar loans.

(4)	The weighted average life is calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(5)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum estimated losses ranging from 0.3% to 0.8%, plus current reserves.

The value of our Retained Interests is based on our estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, we make estimates in determining (i) the timing of those cash flows and (ii) the discount rates. The amount and timing of cash flows is generally determined based on our estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the SPE. Actual loan losses and prepayments may vary significantly from our assumptions. The discount rates that we utilize in computing the net present value of future cash flows are based upon our estimate

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of the inherent risks associated with each cash flow stream. Due to the limited number of entities that conduct similar transactions, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no quoted market value exists. Therefore, our estimate of the fair value may vary significantly from what a willing buyer would pay for these assets.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization which consists of the cash flows associated with the portion of the principal and interest collected by the SPE from the subordinated portion of the loans receivable sold (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Noteholders, a portion of which was contributed by us to the SPE upon formation, and a portion of which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests are comprised of the following:

	March 31, 2002

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
First Western	$2,991	$—	$809	$2,182
1998 Partnership	4,450	1,660	1,749	1,041
1999 Partnership	8,975	3,986	2,169	2,820
2000 Joint Venture	5,150	3,028	1,214	908
2001 Joint Venture	10,301	4,375	2,152	3,774

	$31,867	$13,049	$8,093	$10,725

	December 31, 2001

	Total	OC Piece	Reserve Fund	IO Receivable

	(In thousands)
First Western	$2,981	$—	$743	$2,238
1998 Partnership	5,069	1,871	2,048	1,150
1999 Partnership	10,018	4,428	2,441	3,149
2000 Joint Venture	5,310	3,083	1,238	989
2001 Joint Venture	10,159	4,397	1,825	3,937

	$33,537	$13,779	$8,295	$11,463

In determining the fair value of our Retained Interests related to First Western for our SBA 7(a) transactions, our assumptions at March 31, 2002 included a prepayment speed ranging from 20% to 30% per annum, a loss rate ranging from 0.4% to 0.7% per annum and discount rates ranging from 7.0% to 13.4%.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a sensitivity analysis of our Retained Interests to highlight the volatility that results when prepayments, losses and discount rates are different than our assumptions. The following summarizes the results of the sensitivity analysis as of March 31, 2002:

Changed Assumption	Pro-Forma Value	Asset Reduction

Losses increase by 50 basis points per annum (1)	$29,534,000	$2,333,000
Losses increase by 100 basis points per annum (1)	$27,269,000	$4,598,000
Rate of prepayment increases by 5% per annum (2)	$30,667,000	$1,200,000
Rate of prepayment increases by 10% per annum (2)	$29,758,000	$2,109,000
Discount rates increase by 100 basis points	$30,645,000	$1,222,000
Discount rates increase by 200 basis points	$29,501,000	$2,366,000

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

The following information summarizes the financial position of the SPEs at March 31, 2002 and December 31, 2001. We own 100% of the 1998 Partnership and the 1999 Partnership. At March 31, 2002, we owned 33.4% of the 2000 Joint Venture and 60.8% of the 2001 Joint Venture. At December 31, 2001 we owned 33.3% of the 2000 Joint Venture and 59.5% of the 2001 Joint Venture. Balances for the 2000 Joint Venture and the 2001 Joint Venture represent 100% of the limited partnership interests.

Summary of Financial Position:

	1998 Partnership		1999 Partnership		2000 Joint Venture		2001 Joint Venture

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2002	2001	2002	2001	2002	2001	2002	2001

	(In millions)
Loans Receivable, Net	$28.4	$29.8	$45.9	$47.9	$78.8	$79.7	$76.8	$78.2

Total Assets	$31.2	$35.4	$50.3	$55.7	$84.8	$85.7	$82.6	$83.6

Notes Payable	$27.1	$30.7	$43.0	$47.6	$70.3	$71.1	$70.4	$71.8

Total Liabilities	$27.2	$30.8	$43.2	$47.8	$70.5	$71.3	$70.6	$72.0

Partners’ Capital	$4.0	$4.6	$7.1	$7.9	$14.3	$14.4	$12.0	$11.6

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following information summarizes the results of operations of our SPEs for the three months ended March 31, 2002 and 2001. Amounts represent 100% of the limited partnership interests for the 2000 Joint Venture and the 2001 Joint Venture.

Summary of Operations:

							2001
							Joint
	1998 Partnership		1999 Partnership		2000 Joint Venture		Venture

	2002	2001	2002	2001	2002	2001	2002 (1)

	(In thousands)
Interest Income	$470	$960	$1,085	$1,375	$1,776	$2,028	$1,879

Total Revenues	$494	$1,019	$1,175	$1,416	$1,880	$2,185	$1,917

Interest Expense	$266	$704	$724	$838	$1,287	$1,345	$1,135

Total Expenses	$317	$734	$833	$884	$1,351	$1,399	$1,198

Net Income	$177	$285	$342	$532	$529	$786	$719

(1)	There were no operations prior to June 27, 2001.

Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of March 31, 2002 was $28.4 million, $23.7 million and $4.7 million, respectively. Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2000 Joint Venture as of December 31, 2001 was $28.6 million, $23.8 million and $4.8 million, respectively. Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2001 Joint Venture as of March 31, 2002 was $51.0 million, $43.7 million and $7.3 million, respectively. Our limited partnership allocation of the assets, liabilities and partners’ capital of the 2001 Joint Venture as of December 31, 2001 was $51.9 million, $45.0 million and $6.9 million, respectively.

Our limited partnership allocation of the net income of the 2000 Joint Venture for the periods ended March 31, 2002 and 2001 was approximately $39,000 and $170,000, respectively. The decrease is due to two impaired loans on which we have discontinued the accrual of interest. Our limited partnership allocation of the net income of the 2001 Joint Venture for the period ended March 31, 2002 was approximately $437,000.

In accordance with SFAS No. 140, our consolidated financial statements do not include our SPE assets, liabilities, partners’ capital, revenues or expenses. As a result, at March 31, 2002 and December 31, 2001 our consolidated balance sheets do not include the $160.9 million and $171.6 million of assets, respectively, and $137.8 million and $147.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions were $28.9 million and $30.6 million at March 31, 2002 and December 31, 2001, respectively.

Our ownership of the 2001 Joint Venture and the 2000 Joint Venture is based on our share of the capital of the joint ventures, respectively. Our share of the cash flows from the 2001 Joint Venture and the 2000 Joint Venture is based upon the remaining principal balance of the underlying loans receivable contributed by us to the 2001 Joint Venture and the 2000 Joint Venture.

The income from our Retained Interests is comprised of the yield earned on our Retained Interests. The yield earned is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions will affect the yield on our Retained Interests. For the three months ended March 31, 2002 and 2001, the annualized yield on our Retained Interests was 12.7% and 14.7%, respectively. For the year ended December 31, 2001, the yield on our Retained Interests was 14.9%.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

We are the servicer for all loans held by the SPEs. Servicing fee income for the three months ended March 31, 2002 and 2001 for the SPEs was approximately $117,000 and $118,000, respectively, and is included in other income in our consolidated statements of income. We have not established a servicing asset or liability as our servicing fees are considered adequate compensation.

We received approximately $3.0 million and $1.7 million in cash distributions from our SPEs during the three months ended March 31, 2002 and 2001, respectively.

Note 4. Assets Acquired in Liquidation:

At March 31, 2002 and December 31, 2001, the aggregate value of our assets acquired in liquidation, as reduced for anticipated selling costs, was estimated to be approximately $2,528,000 and $329,000, respectively. Included in assets acquired in liquidation at March 31, 2002 are two limited service hospitality properties acquired through foreclosure during the first quarter of 2002. We are currently marketing and negotiating to sell our assets acquired in liquidation.

Note 5. Net Unrealized Appreciation (Depreciation) on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation (depreciation) on investments is comprised of the following:

	March 31,	December 31,
	2002	2001

	(In thousands)
Loans receivable	$(409)	$(443)
Retained interests in transferred assets	1,751	1,985
Mortgage-backed security of affiliate	74	79
Assets acquired in liquidation	(74)	—

Net unrealized appreciation (depreciation) on investments	$1,342	$1,621

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Realized and unrealized gain (loss) on investments were as follows:

	Three Months Ended March 31, 2002

	Retained Interests
	in Transferred
	Assets/Other	Loans
	Investments	Receivable	Total

Investments written-off	$—	$(156,000)	$(156,000)
Change in unrealized appreciation (depreciation) on investments	(317,000)	34,000	(283,000)

Total realized and unrealized loss on investments	$(317,000)	$(122,000)	$(439,000)

	Three Months Ended March 31, 2001

	Retained Interests
	in Transferred
	Assets/Other	Loans
	Investments	Receivable	Total

Investments written-off	$—	$(290,000)	$(290,000)
Change in unrealized appreciation (depreciation) on investments	175,000	242,000	417,000

Total realized and unrealized gain (loss) on investments	$175,000	$(48,000)	$127,000

Note 6. Earnings Per Common Share Computations:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average shares outstanding were 11,854,000 and 11,853,000 for the three months ended March 31, 2002 and 2001, respectively. The fully diluted weighted average shares outstanding were 11,857,000 during the three months ended March 31, 2001. There was no change in the weighted average shares outstanding for the effect of stock options during the three months ended March 31, 2002 since the stock options were anti-dilutive.

Earnings are defined as net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC.

Note 7. Dividends Paid and Declared:

During December 2001, we declared a $0.20 per share dividend to common shareholders of record on December 31, 2001, which was paid during January 2002. On March 18, 2002, our Board of Directors declared a dividend of $0.16 per share to common shareholders of record on March 28, 2002, which was paid on April 8, 2002.

Note 8. Commitments and Contingencies:

Loan commitments and approvals outstanding at March 31, 2002 to various small business companies, including the unfunded portion of projects in the construction phase, amounted to approximately $10.6 million. Of these commitments, $3.4 million are for loans to be originated by First Western, a portion of which will be sold into the secondary market. These commitments are made in the ordinary course of our business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

PMC Capital and PMC Commercial have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the 2001 Joint Venture and the 2000 Joint Venture. To the extent that poor performance by one of the company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. At March 31, 2002, our maximum exposure under these indemnification agreements was approximately $17.6 million which represents the value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reduction to us. If the performance of our sold loans receivable deteriorated, it could be necessary for us to perform under these indemnification agreements.

Note 9. Recently Issued Accounting Pronouncement:

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and encourages early application, updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The impact from the implementation of this statement, which we believe will not have a material impact on our consolidated financial statements, will be dependent upon (i) any future debt extinguishments and (ii) whether we enter into capital leases and make subsequent modifications to those leases. As of March 31, 2002, we did not have any capital leases.

Note 10. Subsequent Event:

On April 12, 2002, we completed a structured loan sale transaction of a pool of primarily fixed-rate loans receivable. PMC Capital and PMC Commercial contributed loans receivable of $43.2 million and $27.3 million, respectively, to an SPE (the “2002 Joint Venture”). The 2002 Joint Venture issued, through a private placement, approximately $63.5 million of its 2002 Loan-Backed Fixed Rate Notes (the “2002 L.P. Notes”) of which approximately $38.9 million (the “2002 PMC L.P. Notes”) was allocated to us based on our ownership percentage in the 2002 Joint Venture. The 2002 L.P. Notes, issued at par, which have a stated maturity in 2023 and bear interest at 6.67%, are collateralized by the loans receivable transferred by us and PMC Commercial to the 2002 Joint Venture. The 2002 L.P. Notes were rated “Aaa” by Moody’s Investor Service. We will account for this transaction as a sale and record an estimated gain of approximately $1.5 million and will value our Retained Interests at an initial amount of approximately $8.8 million.

The net proceeds from the issuance of the 2002 PMC L.P. Notes (approximately $38.4 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2002 Joint Venture, we owned a 61.3% limited partnership interest in the 2002 Joint Venture.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

Introduction

     Our operations include originating, servicing and selling commercial loans. We primarily originate loans to individuals and small business concerns in the limited service sector of the hospitality industry. We sell certain of our loans receivable through privately-placed structured loan transactions and sell the government guaranteed portion of our loans originated under the Small Business Administration (the “SBA”) 7(a) program. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan receivable for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in the sold loans receivable either directly or through our ownership in the special purpose entities (the “SPEs”) created in conjunction with our structured loan sale transactions. In addition, we operate as an investment manager to evaluate properties and loans receivable and to service loans receivable and lease contracts pursuant to fee arrangements with our affiliate, PMC Commercial Trust (“PMC Commercial”).

     The following discussion of our financial condition at March 31, 2002 and results of operations for the three months ended March 31, 2002 and 2001 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

Overview

     Historically, other than loans originated under the SBA 7(a) program, we primarily originated fixed-rate loans and at December 31, 2001, approximately 64% of our retained loans receivable carried fixed rates of interest. During 2001, we commenced marketing and selling a variable-rate loan product based on LIBOR. We commenced this LIBOR lending program as a result of market conditions. During the latter half of 2001, our ability to compete for fixed-rate lending opportunities declined. Interest rates remained at historically low levels for a prolonged period of time providing the banking industry with the ability to offer fixed-rate “mini-perm” loans (i.e., five-year maturity, 20-year amortization) based on these low short-term rates. In contrast, our fixed-rate loan products are based on a longer term (10-year U.S. Treasuries). As a result, our interest rates offered were higher than the banks and our lending opportunities decreased. We were able to compete more effectively when offering a LIBOR based variable-rate loan product.

     Currently, a significant portion of our fundings and our outstanding commitments are based on LIBOR. As of March 31, 2002, our variable-rate loans receivable were $48.7 million (45%) of our loans receivable, an increase of $10.2 million (26%) from December 31, 2001. At March 31, 2002, all of our commitments are for variable-rate loans and given the current interest rate market we expect to continue to originate primarily variable-rate loans.

     On April 12, 2002, we completed a structured loan sale transaction of a pool of primarily fixed-rate loans receivable. PMC Capital and PMC Commercial contributed loans receivable of $43.2 million and $27.3 million, respectively, to an SPE (the “2002 Joint Venture”). The 2002 Joint Venture issued, through a private placement, approximately $63.5 million of its 2002 Loan-Backed fixed Rate Notes (the “2002 L.P. Notes”) of which approximately $38.9 million (the “2002 PMC L.P. Notes”) was allocated to us based on our ownership percentage in the 2002 Joint Venture. The 2002 L.P. Notes, issued at par, which have a stated maturity in 2023 and bear interest at 6.67%, are collateralized by the loans receivable transferred by us and PMC Commercial to the 2002 Joint Venture. We will account for this transaction as a sale and will record a gain of approximately

$1.5 million and will value our retained interests in transferred assets (“Retained Interests”) at an initial amount of approximately $8.8 million.

     The net proceeds from the issuance of the 2002 PMC L.P. Notes (approximately $38.4 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2002 Joint Venture, we owned a 61.3% limited partnership interest in the 2002 Joint Venture. These proceeds, plus our previously available cash and cash equivalents, provides us with approximately $50.4 million in available funds to be reinvested. Due to our decreased loan originations, loan commitments and lending opportunities, these funds will be invested in temporary investments for a longer period of time than the proceeds from our past structured loan sale transactions and our results of operations, cash flows and financial conditions will be negatively impacted until the proceeds are fully reinvested.

Lending Activities

     The value of our loans receivable was $107.9 million and $107.4 million at March 31, 2002 and December 31, 2001, respectively. During the three months ended March 31, 2002 and 2001, we originated investments in loans totaling $11.8 million and $15.6 million and received repayments, including proceeds from the sale of our guaranteed SBA 7(a) program loans, of $8.9 million (of which approximately $6.0 million represented prepayments) and $3.6 million (of which approximately $132,000 represented prepayments), respectively. During the years ended December 31, 2001 and 2000, we originated $66.0 and $44.2 million of loans, respectively. Our commitments to fund new loans decreased to $10.6 million at March 31, 2002 from $19.5 million at December 31, 2001. See “Liquidity and Capital Resources.” Our serviced loan portfolio decreased by $7.6 million (2%) to $314.2 million at March 31, 2002 from $321.8 million at December 31, 2001.

     We experienced increased prepayment activity on our loans receivable as a result of the interest rate environment (the prime rate and yield on treasury notes decreased substantially during 2001), and we believe that we may continue to experience prepayment activity at this higher level during the remainder of 2002. Many of our prepayment charges for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain of our loans receivable may have a prohibition on prepayment during their initial years. First Western SBLC, Inc. (“First Western’s”) loans receivable (all variable interest rate) did not have any prepayment penalties for loans originated prior to January 2001 in accordance with SBA policy. The SBA changed its policy on prepayment charges to allow the SBA to collect a 5% fee for loans prepaid in the first year, 3% in the second year and 1% in the third year. This change in SBA policy may lessen the amount of prepayments received during the first three years after the origination of an SBA guaranteed loan. The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:
•	The competitive lending environment (i.e., availability of alternative financing);
•	The anticipated interest rate environment (i.e., if interest rates are expected to rise or decline); and,
•	The interest rate on the loan receivable.

     When loans receivable are paid-off prior to their maturity, we receive prepayment charges. Prepayment charges result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and are generally re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations. It is not possible for us to predict the volume or timing of prepayments. The factors listed above are not all-inclusive and changes in one factor are not isolated from changes in others which might magnify or counteract the rate or volume of prepayment activity. When we have significant available cash and cash equivalents on our consolidated balance sheet to be reinvested, the negative impact of prepayments on our results of operations, cash flows and financial condition is extended until this additional cash can be reinvested in long-term higher yielding investments.

     At March 31, 2002 and December 31, 2001, approximately $48.7 million and $38.5 million, respectively, of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the prime rate or LIBOR. The spread that we charge over the prime rate generally ranges from 1.0% to 2.5%. The spread that we charge over LIBOR generally ranges from 3.75% to 4.25%. The prime rate and LIBOR used in determining interest rates for the second quarter of 2002 are 4.75% and 2.03%, respectively.

     Historically, we have not had a significant amount of impaired loans nor have we had a significant amount of charged-off loans. Our impaired loans as of March 31, 2002 and December 31, 2001, as a percentage of our loans receivable and sold loans of our SPEs, respectively, are 2.5% and 5.7% and 1.7% and 1.1%, respectively. These balances do not include the principal balance of loans receivable which have been identified as potential problems for which it is expected that a full recovery of the principal balance will be received through either collection efforts or liquidation of collateral (“Special Mention Loans”). Our Special Mention Loans were $3.7 million (3.4%) and $4.7 million (3.1%), respectively, of our loans receivable and sold loans of our SPEs as of March 31, 2002. In addition, during the first quarter of 2002, we acquired two previously impaired limited service hospitality properties and a previously impaired retail establishment through foreclosure. At March 31, 2002, the aggregate value of these properties, as reduced for anticipated costs of selling, was estimated to be approximately $2.2 million.

Current Economic Factors

     Our primary competition has come from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). In general, we believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and decision-making processes, and renewal and refinancing options available to borrowers. During certain economic environments, our ability to market certain loan products may be reduced. We currently are experiencing reduced fixed-rate lending volume as a result of the current interest rate environment.

     During 2001 there were reductions in business and discretionary travel causing a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices in a short period of time. As seen in the past, when gas prices sharply increase, occupancy rates decrease. During the first quarter of 2002, we experienced a decrease in loans funded, loan commitments and lending opportunities as compared to the prior year due to the general interest rate environment and an uncertain economy which specifically had an impact on the hospitality sector. As a result of the continuation of low short-term interest rates, banks continue to offer short-term lending at rates considerably lower than our long-term fixed-rate loans. In addition, as a result of the economic uncertainty, fewer hospitality properties have been marketed and there are fewer property sales requiring financing.

     Interest rates were lowered in 2001 to aid in stimulating the economy and the Federal Reserve provided liquidity to the economy; however, consumer and business confidence declined. This lack of confidence caused a significant strain on the travel and hotel industries as well as numerous other industries in the United States. However, the limited service area of the hospitality industry continues to outperform the luxury and upscale sectors, with the high-end resort properties experiencing the weakest performance.

     As a result of either an increase in competition or an overall decrease in the number of refinancings, we could continue to have a reduced volume of loan originations. The resulting decrease in loan origination volume would affect our results of operations, financial condition and cash flows. To the extent that principal payments on outstanding loans receivable exceeded our loan originations, interest income would be reduced.

Fluctuations in Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:
•	The completion of a structured loan sale transaction in a particular period;
•	Interest rates on the securities issued in connection with our structured loan transactions;
•	Interest rate changes;
•	The volume and timing of loans we originate and the volume and timing of prepayment of our loans receivable;
•	Changes in and the timing of the recognition of gains or losses on investments;
•	The degree to which we encounter competition in our markets; and
•	General economic conditions.

     To the extent a structured loan sale transaction is completed, (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a Retained Interest in the loans receivable sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods is a reduction in interest income net of interest expense. As a result of our structured loan sale transaction completed in April 2002, we have $50.4 million in cash and cash equivalents which is temporarily invested in short-term lower yielding investments until these funds can be reinvested in longer term higher yielding investments.

     As a result of these factors, results for any quarter should not be relied upon as being indicative of performance in future quarters.

Impact of Recently Issued Accounting Pronouncement

     In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and encourages early application, updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (i) any future debt extinguishments and (ii) whether we enter into capital leases and make subsequent modifications to those leases. As of March 31, 2002, we did not have any capital leases.

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Net operating income and realized and unrealized gain (loss) on investments (“net income”) decreased by $780,000 (32%), to $1,680,000 during the three months ended March 31, 2002 from $2,460,000 during the three months ended March 31, 2001. The most significant reasons for the decrease in net income was decreases in variable interest rates and a net decrease in our realized and unrealized gains and losses on investments resulting primarily from changes in the valuation of our Retained Interests.

     Net operating income decreased by $214,000 (9%), to $2,119,000 during the three months ended March 31, 2002 from $2,333,000 during the three months ended March 31, 2001.

     Interest income: Interest income decreased by $547,000 (17%), to $2,607,000 for the three months ended March 31, 2002 from $3,154,000 for the three months ended March 31, 2001. The decrease is primarily due to a decrease in variable interest rates and a decrease in interest earned on idle funds.

     Interest income consisted of the following:

	Three Months Ended March 31,		Increase (Decrease)

	2002	2001	Amount	Percentage

	(Dollars in thousands)
Interest income — loans	$2,476	$2,822	$(346)	(12.3)%
Commitment fees collected	71	155	(84)	(54.2)%
Interest income — other investments	60	177	(117)	(66.1)%

	$2,607	$3,154	$(547)	(17.3)%

     The prime rate utilized in the determination of our quarterly variable rates decreased by 475 points from the quarter ended March 31, 2001 to the quarter ended March 31, 2002 (we did not have any LIBOR based loans receivable at March 31, 2001). Our weighted average loans receivable outstanding increased $1.0 million (1%) to $107.6 million at March 31, 2002 from $106.6 million at March 31, 2001. Approximately 45% and 26% of our loans receivable had variable rates of interest as of March 31, 2002 and 2001, respectively.

     Income from retained interests in transferred assets: Income from our Retained Interests decreased by $118,000 (9%), to $1,147,000 for the three months ended March 31, 2002 from $1,265,000 for the three months ended March 31, 2001. The income from our Retained Interests is comprised of the yield on our Retained Interests. The annualized yield on our Retained Interests decreased to 12.7% from 14.7%.

     Premium income: Premium income increased by $22,000 (20%), to $132,000 for the three months ended March 31, 2002 from $110,000 for the three months ended March 31, 2001. While the proceeds from the sale of the government guaranteed portion of loans receivable (under the SBA 7(a) program) decreased to $1.7 million during the three months ended March 31, 2002 from $2.3 million during the three months ended March 31, 2001, the premium paid by secondary market purchasers was greater during the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001.

     Other investment income, net: Other investment income, net, increased by $160,000 (98%), to $323,000 for the three months ended March 31, 2002 from $163,000 for the three months ended March 31, 2001. This increase was primarily attributable to higher prepayment fees for the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

     Other income, net: Other income, net, remained constant at $475,000 during the three months ended March 31, 2002 compared to $471,000 during the three months ended March 31, 2001.

     Equity in income (loss) of unconsolidated subsidiaries, net: Equity in income (loss) of unconsolidated subsidiaries, net increased by $11,000 (12%), to $101,000 during the three months ended March 31, 2002 from $90,000 during the three months ended March 31, 2001 due primarily to a decrease in the expenses of an unconsolidated subsidiary. As a Business Development Company (“BDC”), we do not consolidate the operations of our non-investment company subsidiaries. Instead we are required to recognize the income of our non-investment company subsidiaries under the equity method of accounting. Earnings of our unconsolidated subsidiaries, not including the SPEs established by us in connection with the structured sales of our loans receivable, are reflected as a single line item (Equity in income (loss) of unconsolidated subsidiaries, net) in our consolidated statements of income.

     Operating expenses, not including interest expense: Operating expenses, excluding interest expense, decreased by $59,000 (4%), to $1,481,000 during the three months ended March 31, 2002 from $1,540,000 during the three months ended March 31, 2001. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The primary reason for the decrease was salaries and related benefits which decreased $56,000 (5%), to $1,012,000 during the three months ended March 31, 2002 from $1,068,000 during the three months ended March 31, 2001. The decrease was mainly due to decreased officer compensation.

     Interest expense: Interest expense decreased by $195,000 (14%), to $1,185,000 during the three months ended March 31, 2002 from $1,380,000 during the three months ended March 31, 2001. The primary reason for the decrease was a reduction in our weighted average interest rates on our LIBOR based notes payable. Interest expense results primarily from interest on (i) our notes payable ($45.0 million and $41.7 million outstanding as of March 31, 2002 and 2001, respectively) with a weighted average interest rate of 5.2% and weighted average remaining maturity of 2.6 years as of March 31, 2002, (ii) debentures due the SBA ($31.3 million outstanding as of both March 31, 2002 and 2001), with a weighted average interest rate of approximately 7.6% and weighted average remaining maturity of 4.3 years as of March 31, 2002, and (iii) balances outstanding on our revolving credit facility.

     Realized and unrealized gain (loss) on investments: Realized and unrealized gain (loss) on investments decreased $566,000 to a loss of $439,000 during the three months ended March 31, 2002 compared to a gain of $127,000 during the three months ended March 31, 2001.

     During the three months ended March 31, 2002, unrealized losses on our Retained Interests were $243,000. The primary reasons for the losses during 2002 were (i) a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and (ii) an increase in the discount rates used to value our Retained Interests. During the three months ended March 31, 2001 we recognized $175,000 in valuation gains relating to our Retained Interests. The primary reasons for the net gains during 2001 were (i) lower than anticipated rate of prepayment activity and (ii) less than anticipated loan losses.

     We also recognized $122,000 of net loan losses during the three months ended March 31, 2002 compared to $48,000 in net loan losses during the three months ended March 31, 2001. Loan losses (including the change in unrealized appreciation (depreciation) on loans) were 0.83% and 0.48% of our weighted average outstanding loans receivable during the twelve-month periods ended March 31, 2002 and 2001, respectively. In addition, we recorded $74,000 in unrealized losses on our assets acquired in liquidation during the three months ended March 31, 2002.

Cash Flow Analysis

     We generated cash flows from operating activities of $392,000 and $3,388,000 during the three months ended March 31, 2002 and 2001, respectively. The primary source of funds from operating activities is our net income. This decrease in source of funds of $2,996,000 primarily relates to (i) the decrease in our net income of $780,000, (ii) a $922,000 increase in use of funds from the change in our operating assets and liabilities and (iii) decreased funds available from our SBA 7(a) lending activity of $1,866,000.

     We used cash of $1,016,000 and $13,247,000 in investing activities during the three months ended March 31, 2002 and 2001, respectively. This $12,231,000 decrease in cash flows used in investing activities relates primarily to a net decrease in loans funded less principal collected of $11,044,000 and an increase in proceeds received on our Retained Interests of $1,449,000.

     We used cash of $2,434,000 and $3,026,000 in financing activities during the three months ended March 31, 2002 and 2001, respectively. This $592,000 increase in cash flows from financing activities relates to a decrease in our quarterly dividend. See “Dividends.”

Liquidity and Capital Resources

Sources and uses of funds

Overview

     At March 31, 2002, we had approximately $14.3 million of cash and cash equivalents, availability of $10 million under our revolving credit facility, $5 million under our discretionary guidance line facility and approximately $10.6 million of total loan commitments and approvals outstanding. Commitments have fixed expiration dates and require payment of a fee. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements. After receipt of the net proceeds of $36.1 million (after issuance costs and initial funding of our required reserve balance) from our structured loan sale transaction in April 2002, we have $50.4 million in cash and cash equivalents on hand. Approximately $38 million of the cash and cash equivalents are held by PMC Investment Corporation and Western Financial Capital Corporation. To the extent commitments pertain to PMC Capital and First Western we may need to obtain additional sources of funds as described below.

     During the remainder of 2002, we anticipate that our loan originations will range from $20 million to $35 million, which we expect to be funded primarily through the net proceeds received from our April 2002 structured loan sale transaction. If additional sources of funds are needed, we expect to obtain those funds from (i) issuance of notes payable or SBA debentures or (ii) advances under our revolving credit facility. See “Loan Originations.”

     We have $5.0 million in notes payable with an interest rate of 6.97% that mature in December 2002. We anticipate that these notes payable will either be “rolled-over” into new notes payable with an extended maturity or paid with available cash. We also have a $510,000 SBA debenture that matures in December 2002 and anticipate that we will utilize a portion of our available commitment from the SBA to refinance the SBA debenture or will satisfy the debenture at maturity with cash on hand.

Sources of Funds

     General

     We expect that funds available as a result of the completion of our structured loan sale transaction, cash on hand and, to the extent necessary, the sources of funds described below should be adequate to meet our existing obligations and generate funds sufficient to meet both our short-term and long-term capital needs. However, there can be no assurance that we will be able to raise additional funds through the financing sources described below.

     To continue to generate growth in the size of our investment portfolio and meet our outstanding loan commitments, we will need to obtain additional funds from our primary sources of capital and liquidity as follows:
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

     Additional sources of capital include principal and interest collections on our existing loans receivable, the cash flows from our Retained Interests and proceeds from the sale of SBA 7(a) loans receivable in the secondary market. However, to the extent these sources represent taxable income (i.e., interest income, etc.), such amounts have historically been distributed to our shareholders as dividends. As a result, those earnings are generally not available to fund future investments.

     In addition, we believe that as a result of the current interest rate environment (the prime rate and the yield on treasury notes decreased substantially during 2001) we may continue to experience prepayment activity at a higher level during the remainder of 2002.

     Structured Loan Sale Transactions

     Since 1996, our primary source of funds has been structured loan sale transactions. We have generated net proceeds of $38.4 million, $44.5 million and $24.7 million from the completion of structured loan sale transactions during 2002, 2001 and 2000, respectively. The cash flows from our Retained Interests are increasing as a result of these structured loan sale transactions.

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any reduction in the market for the type of asset-backed securities we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans.

     Debt

     At March 31, 2002, we did not have any borrowings outstanding under our $10 million revolving credit facility or our $5 million discretionary guidance line, thus providing credit availability of $15 million. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires that we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries. At March 31, 2002, we were in compliance with all covenants of this facility.

     At March 31, 2002, we had an outstanding commitment from the SBA, expiring December 31, 2002, to purchase up to $5.2 million ($4.2 million expiring September 2003 and $1.0 million expiring September 2004) in additional SBA debentures.

Uses of Funds

     General

     Our primary use of funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds primarily for payment of:
•	Dividends to shareholders;
•	Principal payments on borrowings;
•	Interest and related financing costs; and,
•	Salaries and other general and administrative expenses.

     As a regulated investment company, pursuant to the Internal Revenue Code of 1986, as amended, we are required to pay out substantially all of our net investment company taxable income to our common shareholders. See “Dividends.”

     Loan Originations

     As of March 31, 2002, our commitments of approximately $10.6 million were significantly less than commitments of $54.0 million at March 31, 2001. We anticipate that quarterly loan volumes (which averaged approximately $16.5 million per quarter in 2001 and were $11.8 million during the first quarter of 2002) will range from $3 million to $12 million per quarter in 2002 and the loan origination volume for all of 2002 will range from $35 million to $50 million. Commitments outstanding historically have ranged from $25 million to $30 million. Our reduction in outstanding commitments is a result of numerous factors including the following:
•	The uncertain economic environment that has continued since September 2001, including the performance of limited service hospitality properties;
•	Interest rates have remained low and stable for a prolonged period of time. As a result, refinancing opportunities have declined since a significant portion of these opportunities would have already been refinanced;
•	Continued weakness in selective geographic markets;

•	Continued decline in new lodging construction as a result of the uncertain economic climate and aggressive construction prior to 2002; and,
•	Buyers are deferring decisions on potential acquisitions in order to better assess potential opportunities.

     The proceeds from the prepayments we receive and from the completion of our structured loan sale transactions are invested initially in temporary investments which generate less interest income and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations.

Summarized Contractual Obligations, Commitments and Contingencies

     The following summarizes our contractual obligations at March 31, 2002:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Long-term debt (1)	$76,310	$5,510	$29,000	$34,490	$7,310
Preferred stock (2)	4,000	—	—	—	4,000
Operating leases (3)	520	284	236	—	—
Employment agreements (4)	2,666	1,185	1,481	—	—

Total contractual cash obligations	$83,496	$6,979	$30,717	$34,490	$11,310

(1)	In addition, we have a $10 million revolving credit facility and a $5 million guidance line facility. No amounts were outstanding under either of these facilities as of March 31, 2002.

(2)	The 4% preferred stock of our subsidiary was issued in 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.

(3)	Represents our future minimum lease payments under our leases for office space.

(4)	We have employment agreements with certain of our officers.

     Our commitments at March 31, 2002 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Environmental (2)	—	—	—	—	—
Other commitments (3)	10,617	10,617	—	—	—

Total commitments	$10,617	$10,617	$—	$—	$—

(1)	Represents our cross indemnification with PMC Commercial related to the SPEs created in conjunction with our structured loan sale transactions completed in 2001 and 2000 with a maximum exposure at March 31, 2002 of $17.6 million as discussed in detail below.

(2)	Represents a liability of $0.3 million reflected on the balance sheet of PMC Funding, our non-consolidated, non-investment company act subsidiary. The liability represents the estimated remaining costs to remediate an environmental obligation relating to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. We cannot currently estimate when or if the obligation may be required to be paid. There can be no assurance of the accuracy of this estimate.

(3)	Represents our loan commitments and approvals outstanding.

     In a structured loan sale transaction, we contribute loans receivable to a special purpose entity in exchange for an ownership interest in that entity. The special purpose entity issues notes payable (usually through a private placement) to third parties and then distributes a portion of the note payable proceeds to us. The notes payable are collateralized solely by the assets of the special purpose entity which means that should the special purpose entity fail to make payments on the notes, the noteholders have no recourse to us. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. Accordingly, neither the assets contributed to the special purpose entities nor the notes payable issued by the special purpose entity are included in our consolidated financial statements.

     PMC Capital and PMC Commercial have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the SPEs created in conjunction with our structured loan sale transactions completed in 2001 and 2000. To the extent that poor performance by either company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. If the reduction of cash flows is deemed permanent, the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. At March 31, 2002, our maximum exposure under these indemnification agreements was approximately $17.6 million which represents the value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reduction to us. If the performance of our sold loans receivable deteriorated, it could be necessary for us to perform under these indemnification agreements.

     On April 12, 2002, we completed another structured loan sale transaction with PMC Commercial. PMC Capital and PMC Commercial entered into an indemnification agreement regarding the performance of their respective loans receivable sold to the SPE created in conjunction with this structured loan sale. The terms and conditions of the indemnification agreement are identical to those related to our structured loan sale transactions completed in 2001 and 2000 described above. Our maximum exposure under this indemnification agreement is expected to be approximately $5.2 million which represents the value of the Retained Interests we anticipate will be recorded on PMC Commercial’s consolidated balance sheet in the second quarter of 2002.

     At the time a structured loan sale transaction is completed, we enter into Credit Enhancement Agreements that govern the assets and the flow of funds in and out of the special purpose entity formed as part of the structured loan sale transaction. Generally, the Credit Enhancement Agreements contain specified limits on the delinquency, default and loss rates on loans receivable included in each special purpose entity. If, at any measurement date, the delinquency, default or loss rate with respect to any special purpose entity were to exceed the specified limits, provisions of the Credit Enhancement Agreements would automatically increase the level of credit enhancement requirements for that special purpose entity. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the special purpose entity, if any, would be used to fund the increased credit enhancement levels instead of being distributed to us, which would delay our distribution or could reduce our cash flow. To date, we have not had a reduction of cash flow as a result of an increased credit enhancement requirement associated with our structured loan transactions.

Investment Company Act Requirements

     PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the Investment Company Act of 1940, as amended, as modified by exemptive orders obtained by us from the Securities and Exchange Commission.

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

     During December 2001, we declared a $0.20 per share dividend to common shareholders of record on December 31, 2001, which was paid during January 2002. On March 18, 2002, our Board of Directors (the “Board”) declared a dividend of $0.16 per common share for the first quarter of 2002. The Board reduced the quarterly dividend after consideration of the impact of lower short-term interest rates and diminished interest rate spreads. Our Board may amend our dividend policy as warranted by actual and/or anticipated earnings.

Risks Associated with Forward-Looking Statements Included in this Form 10-Q

     This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-Q. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 3.
Quantitative and Qualitative Disclosures About Market Risk

     Since our consolidated balance sheet consists of items subject to interest rate risk, we are subject to market risk associated with changes in interest rates as described below.

     Of our loans receivable at March 31, 2002, approximately 55% bear fixed rates of interest and, as a result, changes in interest rates do not have an immediate impact on interest income with regard to these loans receivable. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and pay-offs. The average maturity of our loans receivable is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage loan rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans).

     As of March 31, 2002, we had $48.7 million of variable-rate loans receivable and $25.0 million of variable-rate debt. On the $23.7 million differential between our variable-rate loans receivable outstanding and our variable-rate debt we have interest rate risk. To the extent variable rates continue to decrease we would have a net decrease in interest income. In addition, the majority of our variable-rate loans are based on the prime rate while our variable-rate debt is based on LIBOR. To the extent that the differential between the prime rate and LIBOR were to change and the prime rate did not change while LIBOR increased, we would have a negative impact on net income. An increase in the spread between the prime rate and LIBOR of 100 basis points would reduce net income by $250,000.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income net of interest expense, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point reduction in interest rates would have reduced net income by approximately $237,000 or 2% over a one-year period.

     Changes in market interest rates are considered by the Board in its determination of fair value of our loans receivable. To date, changes in market interest rates have not had a significant effect on the Board determination. However, future interest rate changes could have an impact. Significant reductions in interest rates, however, can prompt increased prepayments of our loans receivable, resulting in possible decreases in long-term revenues due to the re-lending of the prepayment proceeds at lower interest rates.

     We have an investment in Retained Interests which is valued by our Board based on various factors including estimates of appropriate market discount rates. As there is no quoted market value for our Retained Interests, changes to the general interest rate environment may not affect our discount rates. Significant changes in the discount rates used by the Board in determining the fair value of the Retained Interests will have an impact on the recorded value and future earnings. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if the discount rates used by the Board were to increase by 100 basis points or 200 basis points from current rates, the value of our Retained Interests and our net income would decrease by approximately $1.2 million and $2.4 million, respectively.

     Although management believes that the above described measures are indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of our consolidated balance sheet and other business developments that could affect our net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

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

PMC Capital, Inc.

Date:	5/15/02	/s/ Lance B. Rosemore Lance B. Rosemore President

Date:	5/15/02	/s/ Barry N. Berlin Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)