Form 10-Q
period 2002-06-30
PMC CAPITAL INC
filed 2002-08-14
CIK 722571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

YES  X     NO

As of August 7, 2002, Registrant had outstanding 11,853,516 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

		PAGE NO.

PART I. Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - June 30, 2002 (Unaudited) and December 31, 2001.	2
	Consolidated Statements of Income (Unaudited) - Three and Six Months Ended June 30, 2002 and 2001	3
	Consolidated Statements of Cash Flows (Unaudited) - Six Months Ended June 30, 2002 and 2001	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35
PART II. Other Information
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 6.	Exhibits and Reports on Form 8-K	36

PART I

Financial Information

ITEM I.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments at value:
Loans receivable, net	$67,193	$107,392
Cash equivalents	48,606	16,989
Retained interests in transferred assets	40,138	33,537
Assets acquired in liquidation	2,629	329
Mortgage-backed security of affiliate	1,489	1,701
Investment in unconsolidated subsidiaries	265	67
Restricted investments	110	95

Total investments at value	160,430	160,110

Other assets:
Deferred charges, deposits and other assets	807	873
Due from affiliates	648	607
Cash	259	329
Accrued interest receivable	256	462
Property and equipment, net	128	133
Receivable for loans sold	—	184

Total other assets	2,098	2,588

Total assets	$162,528	$162,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes and debentures payable	$76,310	$76,310
Dividends payable	1,959	2,434
Accrued interest payable	1,164	1,193
Borrower advances	1,055	798
Accounts payable	719	753
Due to affiliates	305	189
Other liabilities	882	1,113

Total liabilities	82,394	82,790

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:
Common stock, authorized 30,000,000 shares of $0.01 par value, 11,853,516 shares issued and outstanding at June 30, 2002 and December 31, 2001	119	119
Additional paid-in capital	71,508	71,508
Undistributed (dividends in excess of) earnings	80	(340)
Net unrealized appreciation (depreciation) on investments	1,427	1,621

	73,134	72,908

Total liabilities and shareholders’ equity	$162,528	$162,698

Net asset value per common share	$6.17	$6.15

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Unaudited)
Investment income:
Interest	$4,257	$6,499	$1,650	$3,345
Income from retained interests in transferred assets	2,518	2,459	1,371	1,194
Premium income	271	345	139	235
Other investment income, net	507	342	184	179

Total investment income	7,553	9,645	3,344	4,953

Advisory fee income	955	859	506	466
Equity in income of unconsolidated subsidiaries, net	195	187	94	97
Other income, net	50	144	24	66

Total income	8,753	10,835	3,968	5,582

Expenses:
Interest	2,377	2,797	1,192	1,417
Salaries and related benefits	1,964	2,222	952	1,154
General and administrative	427	471	216	257
Legal and accounting	196	179	96	93
Rent	168	163	89	82
Profit sharing plan	75	122	37	71
Small Business Administration fees	59	61	38	29
Directors and shareholders expense	40	32	30	24

Total expenses	5,306	6,047	2,650	3,127

Income from continuing operations	3,447	4,788	1,318	2,455

Discontinued operations:
Loss from operations of assets held for sale	(107)	—	(97)	—

Net operating income	3,340	4,788	1,221	2,455

Realized and unrealized gain (loss) on investments:
Investments written-off	(465)	(1,019)	(309)	(729)
Sale of assets	1,463	2,732	1,463	2,732
Change in unrealized appreciation (depreciation) on investments	(194)	485	89	68

Total realized and unrealized gain (loss) on investments	804	2,198	1,243	2,071

Net operating income and realized and unrealized gain (loss) on investments	$4,144	$6,986	$2,464	$4,526

Preferred dividends	$124	$124	$62	$62

Basic weighted average common shares outstanding	11,854	11,854	11,854	11,854

Diluted weighted average common shares outstanding	11,856	11,855	11,855	11,854

Basic and diluted earnings per common share	$0.34	$0.58	$0.20	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net operating income and realized and unrealized gain (loss) on investments	$4,144	$6,986
Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
Loans funded, held for sale	(3,834)	(5,329)
Proceeds from sale of guaranteed loans	3,443	4,886
Realized and unrealized (gain) loss on investments	(804)	(2,198)
Unrealized premium (income) expense, net	8	(15)
Depreciation and amortization	79	82
Accretion of loan discount and deferred fees	(85)	(48)
Equity in income of unconsolidated subsidiaries, net	(195)	(187)
Other operating assets and liabilities	142	1,344

Net cash provided by operating activities	2,898	5,521

Cash flows from investing activities:
Loans funded	(15,634)	(43,149)
Principal collected	10,471	4,338
Proceeds from retained interests in transferred assets	2,928	1,318
Proceeds from mortgage-backed security of affiliate	206	108
Purchase of property and equipment and other assets	(150)	(33)
Investment in retained interests in transferred assets	(2,742)	(1,771)
Investment in restricted cash	(15)	(96)
Advances (to) from affiliates, net	75	(46)

Net cash used in investing activities	(4,861)	(39,331)

Cash flows from financing activities:
Proceeds from structured loan sale transactions, net	37,901	44,511
Payment of dividends on common stock	(4,267)	(5,927)
Payment of dividends on preferred stock	(124)	(124)

Net cash provided by financing activities	33,510	38,460

Net increase in cash and cash equivalents	31,547	4,650

Cash and cash equivalents, beginning of year	17,318	21,909

Cash and cash equivalents, end of period	$48,865	$26,559

Supplemental disclosures:
Interest paid	$2,405	$2,832

Reclassification from loans receivable to assets acquired in liquidation	$2,848	$217

Loans and interest receivable transferred to special purpose entities, net	$4,435	$4,215

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned regulated investment company subsidiaries (collectively, “we”, “us” or “our”) as of June 30, 2002 and the consolidated statements of income for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 have not been audited by independent accountants. In the opinion of our management, the financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001. These adjustments are of a normal recurring nature.

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

The results for the three and six months ended June 30, 2002 are not necessarily indicative of future financial results.

Note 2. Reclassifications:

Certain prior period amounts have been reclassified to conform to the current year presentation.

Note 3. Business and Consolidation:

Business
 PMC Capital is a diversified closed-end management investment company that operates as a business development company under the Investment Company Act of 1940, as amended (the “1940 Act”). Our common stock is traded on the American Stock Exchange under the symbol “PMC.”

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

In addition, at June 30, 2002, PMC Capital owned approximately 31% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), 61% of PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and 61% of PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture, and together with the 1998 Partnership, the 1999 Partnership, the 2000 Joint Venture and the 2001 Joint Venture, the “SPEs”). PMC Commercial Trust (“PMC Commercial”), our affiliate through common management, owns the remaining interests in the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture (together, the “Joint Ventures”).

Consolidation
 The consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated

PMC CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

investment company subsidiaries, First Western, PMCIC and Western Financial. All material intercompany balances and transactions have been eliminated.

PMC Advisers, which acts as the investment adviser for PMC Commercial, and PMC Funding, which holds assets on our behalf, are accounted for using the equity method of accounting in conformity with Federal securities laws. Our ownership interests in the SPEs are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) in our consolidated financial statements.

Note 4. Retained Interests in Transferred Assets:

In our structured loan sale transactions, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Noteholders”). The SPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale. As a result, neither the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, nor the operating results of the SPE are included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) cash received and (b) the present value of the future cash flows from the Retained Interests constituted the gain or loss on sale. Retained Interests are carried at estimated fair value, with realized and unrealized gains and losses included in our consolidated statements of income.

We completed a structured loan sale transaction on April 12, 2002. Information pertaining to the transaction (as of the date completed) was as follows:

2002
Joint Venture(1)

(Dollars in thousands)
Principal amount of sold loans	$43,218
Structured Notes issued	$38,897
Funding of reserve	$1,729
Interest rate on the Structured Notes	6.67%
Structured Notes rating(2)	"Aaa"
Weighted average interest rate on loans	9.53%
Weighted average remaining life of loans(3)	5.05 years
Aggregate losses assumed(4)	2.71%
Prepayment rate assumption(5)	9.00%
Discount rate assumptions(6)	8.2% to 12.9%
Net gain recorded	$1,463
Value of Retained Interests	$8,772

(1)	Amounts represent PMC Capital’s share of the joint venture.
(2)	Structured Notes issued by the SPE were rated by Moody’s Investors Service, Inc.
(3)	The weighted average remaining life of loans is calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the initial principal balance.
(4)	This percentage represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum losses ranging from 0.5% to 0.8%.
(5)	The prepayment rate is based on the actual performance of the loan pool, adjusted for anticipated principal payments considering other similar loans.
(6)	Our initial discount rates utilized were (i) 8.2% for our required overcollateralization, (ii) 9.9% for our reserve fund and (iii) 12.9% for our interest-only strip receivable.

PMC CAPITAL, INC.   AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     Information pertaining to our structured loan sale transactions as of June 30, 2002 was as follows:

			2000	2001	2002
	1998	1999	Joint	Joint	Joint
	Partnership	Partnership	Venture(1)	Venture(1)	Venture(1)

	(Dollars in thousands)
Principal outstanding on sold loans	$28,168	$44,596	$25,054	$47,150	$42,803
Structured Notes balance outstanding	$26,779	$41,191	$22,296	$43,305	$38,553
Cash in the collection account	$393	$632	$215	$523	$335
Cash in the reserve account	$2,270	$2,691	$1,505	$2,839	$2,367
Weighted average interest rate on loans	Prime + 1.20%	9.45%	9.26%	9.74%	9.54%
Discount rate assumptions(2)	4.8% to 12.5%	7.9% to 12.6%	8.0% to 12.8%	7.8% to 12.5%	8.0% to 12.8%
Prepayment rate assumption(3)	11.00%	8.00%	8.00%	9.00%	9.00%
Weighted average remaining life of loans(4)	3.80 years	4.07 years	4.12 years	5.13 years	4.99 years
Aggregate losses assumed(5)	2.42%	2.25%	2.09%	2.99%	2.76%
Aggregate losses to date	—%	—%	—%	—%	—%

(1)	Balances represent PMC Capital’s share of the respective joint venture.
(2)	The discount rates utilized were (i) 4.8% to 8.0% for our required overcollateralization, (ii) 9.5% to 9.8% for our reserve funds and (iii) 12.5% to 12.8% for our interest-only strip receivables.
(3)	The prepayment rate is based on the actual performance of the loan pools, adjusted for anticipated principal payments considering other similar loans.
(4)	The weighted average remaining life of loans is calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(5)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum estimated losses ranging from 0.3% to 0.8%, plus current reserves.

The value of our Retained Interests is based on our estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, we make estimates in determining (i) the amount and timing of those cash flows and (ii) the discount rates. The amount and timing of cash flows is generally determined based on our estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the SPE. Actual loan losses and prepayments may vary significantly from our assumptions. The discount rates that we utilize in computing the net present value of future cash flows are based upon our estimate of the inherent risks associated with each cash flow stream. Due to the limited number of entities that conduct similar transactions, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no quoted market value exists. Therefore, our estimate of the fair value may vary significantly from what a willing buyer would pay for these assets.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization which consists of the cash flows associated with the portion of the principal and interest collected by the SPE from the subordinated portion of the loans receivable sold (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Noteholders, a portion of which was contributed by us to the SPE upon formation, and a portion of which is built up over time by the SPE from the cash flows of the underlying loans receivable.

PMC CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests consisted of the following:

	June 30, 2002

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
First Western	$—	$815	$2,077	$2,892	$2,404
1998 Partnership	1,638	1,772	1,030	4,440	3,901
1999 Partnership	3,970	2,124	2,390	8,484	8,216
2000 Joint Venture	2,912	1,205	682	4,799	4,623
2001 Joint Venture	4,514	2,215	3,718	10,447	9,699
2002 Joint Venture	4,807	1,776	2,493	9,076	8,953

	$17,841	$9,907	$12,390	$40,138	$37,796

	December 31, 2001

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
First Western	$—	$743	$2,238	$2,981	$2,587
1998 Partnership	1,871	2,048	1,150	5,069	4,686
1999 Partnership	4,428	2,441	3,149	10,018	9,532
2000 Joint Venture	3,083	1,238	989	5,310	5,091
2001 Joint Venture	4,397	1,825	3,937	10,159	9,656

	$13,779	$8,295	$11,463	$33,537	$31,552

In determining the fair value of our Retained Interests related to First Western for our SBA 7(a) transactions, our assumptions at June 30, 2002 included prepayment speeds ranging from 20% to 30% per annum, loss rates ranging from 0.4% to 0.7% per annum and discount rates ranging from 7.0% to 12.7%.

PMC CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a sensitivity analysis of our Retained Interests as of June 30, 2002 to highlight the volatility that results when prepayments, losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

Losses increase by 50 basis points per annum (1)	$37,154,000	($2,984,000)
Losses increase by 100 basis points per annum (1)	$34,280,000	($5,858,000)
Rate of prepayment increases by 5% per annum (2)	$38,527,000	($1,611,000)
Rate of prepayment increases by 10% per annum (2)	$37,371,000	($2,767,000)
Discount rates increase by 100 basis points	$38,519,000	($1,619,000)
Discount rates increase by 200 basis points	$37,010,000	($3,128,000)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

The following information summarizes the financial position of the SPEs at June 30, 2002 and December 31, 2001. We own 100% of the 1998 Partnership and the 1999 Partnership. At June 30, 2002, we owned approximately 31% of the 2000 Joint Venture, 61% of the 2001 Joint Venture and 61% of the 2002 Joint Venture. At December 31, 2001, we owned approximately 33% of the 2000 Joint Venture and 60% of the 2001 Joint Venture. Balances for the Joint Ventures represent 100% of the limited partnership interests.

Summary of Financial Position:

	1998 Partnership		1999 Partnership

	June 30,	December 31,	June 30,	December 31,
	2002	2001	2002	2001

	(In thousands)
Loans Receivable, Net	$27,988	$29,817	$44,515	$47,909

Total Assets	$30,750	$35,438	$48,099	$55,761

Notes Payable	$26,779	$30,663	$41,191	$47,560

Total Liabilities	$26,864	$30,792	$41,419	$47,823

Partners’ Capital	$3,886	$4,646	$6,680	$7,938

PMC CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					2002 Joint
	2000 Joint Venture		2001 Joint Venture		Venture

	June 30,	December 31,	June 30,	December 31,	June 30,
	2002	2001	2002	2001	2002

	(In thousands)
Loans Receivable, Net	$77,099	$79,695	$76,398	$78,177	$69,874

Total Assets	$82,887	$85,716	$82,162	$83,600	$74,632

Notes Payable	$68,712	$71,100	$69,995	$71,768	$62,959

Total Liabilities	$68,920	$71,316	$70,181	$71,958	$63,134

Partners’ Capital	$13,967	$14,400	$11,981	$11,642	$11,498

The following information summarizes the results of operations of our SPEs. Amounts represent 100% of the limited partnership interests for the Joint Ventures.

Summary of Operations:

	Six Months Ended June 30,

	1998 Partnership		1999 Partnership

	2002	2001	2002	2001

	(In thousands)
Interest Income	$909	$1,774	$2,181	$2,694

Total Revenues	$936	$1,837	$2,374	$2,878

Interest Expense	$518	$1,257	$1,414	$1,669

Total Expenses	$619	$1,316	$1,573	$1,760

Net Income	$317	$521	$801	$1,118

PMC CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,

					2002 Joint
	2000 Joint Venture		2001 Joint Venture		Venture

	2002	2001	2002	2001 (1)	2002 (2)

	(In thousands)
Interest Income	$3,612	$4,007	$3,756	$64	$1,448

Total Revenues	$3,848	$4,223	$3,802	$211	$1,460

Interest Expense	$2,559	$2,661	$2,251	$40	$913

Total Expenses	$2,687	$2,781	$2,375	$40	$991

Net Income	$1,161	$1,442	$1,427	$171	$469

(1)	There were no operations prior to June 27, 2001.
(2)	There were no operations prior to April 12, 2002.

Our ownership of the Joint Ventures is based on our share of the capital of the respective Joint Ventures. Our share of the cash flows from the Joint Ventures is based upon the remaining principal balance of the underlying loans receivable contributed by us to the respective Joint Ventures.

Our limited partnership allocation of assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	June 30, 2002			December 31, 2001

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture	Venture	Venture

	(In thousands)
Assets	$26,881	$50,723	$45,741	$28,589	$51,922
Liabilities	$22,363	$43,420	$38,661	$23,810	$44,933
Partners’ Capital	$4,518	$7,303	$7,080	$4,779	$6,989

Our limited partnership allocation of net income of the Joint Ventures was as follows:

	2002			2001

			Period From	Six Months	Period From
	Six Months Ended		April 12 (Inception)	Ended	June 27 (Inception)
	June 30, 2002		to June 30, 2002	June 30, 2001	to June 30, 2001

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture	Venture	Venture

(In thousands)
Net Income	$223	$857	$308	$356	$15

In accordance with SFAS No. 140, our consolidated financial statements do not include our SPE assets, liabilities, partners’ capital, revenues or expenses. As a result, at June 30, 2002 and December 31, 2001 our consolidated balance sheets do not include the $202.2 million and $171.6 million of assets, respectively, and $172.7 million and $147.2 million of liabilities, respectively, related to our structured loan sale transactions recorded by our SPEs. Our Retained Interests related to these structured loan sale transactions was $37.2 million and $30.6 million at June 30, 2002 and December 31, 2001, respectively.

PMC CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The income from our Retained Interests is comprised of the yield earned on our Retained Interests which is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions affect the yield on our Retained Interests. The annualized yield on our Retained Interests was as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2001	2002	2001

Annualized Yield	14.0%	14.7%	14.0%	15.2%

We are the servicer for all loans held by the SPEs. Servicing fee income for the three and six months ended June 30, 2002 and 2001, respectively, related to loans receivable held by the SPEs was approximately $134,000 and $128,000 and $251,000 and $246,000, respectively, and is included in other investment income, net in our consolidated statements of income. We have not established a servicing asset or liability as our servicing fees are considered adequate compensation.

Pursuant to the trust indentures, we received approximately $5.4 million and $3.7 million in cash distributions from our SPEs during the six months ended June 30, 2002 and 2001, respectively.

Note 5. Discontinued Operations:

At June 30, 2002 and December 31, 2001, the aggregate value of our assets acquired in liquidation, as reduced for anticipated selling costs, was estimated to be approximately $2,629,000 and $329,000, respectively. We are currently marketing to sell all of these assets.

Discontinued operations of our assets acquired in liquidation consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands)
Room revenue	$49	$—	$49	$—
Salaries and wages	(37)	—	(37)	—
Other operating expenses	(119)	—	(109)	—

Loss from operations of assets held for sale	$(107)	$—	$(97)	$—

None of our assets acquired in liquidation were operating properties during the three or six months ended June 30, 2001.

PMC CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Net Unrealized Appreciation (Depreciation) on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation (depreciation) on investments was comprised of the following:

	June 30,	December 31,
	2002	2001

	(In thousands)
Loans receivable	$(527)	$(443)
Retained interests in transferred assets	2,342	1,985
Mortgage-backed security of affiliate	72	79
Assets acquired in liquidation	(460)	—

Net unrealized appreciation (depreciation) on investments	$1,427	$1,621

Realized and unrealized gain (loss) on investments was as follows:

	Six Months Ended June 30, 2002

	Retained Interests
	in Transferred	Assets
	Assets/Other	Acquired	Loans
	Investments	in Liquidation	Receivable	Total

Investments written-off	$(302,000)	$—	$(163,000)	$(465,000)
Sale of assets	—	—	1,463,000	1,463,000
Change in unrealized appreciation (depreciation) on investments	350,000	(460,000)	(84,000)	(194,000)

Total realized and unrealized gain (loss) on investments	$48,000	$(460,000)	$1,216,000	$804,000

	Three Months Ended June 30, 2002

	Retained Interests
	in Transferred	Assets
	Assets/Other	Acquired	Loans
	Investments	in Liquidation	Receivable	Total

Investments written-off	$(302,000)	$—	$(7,000)	$(309,000)
Sale of assets	—	—	1,463,000	1,463,000
Change in unrealized appreciation (depreciation) on investments	593,000	(386,000)	(118,000)	89,000

Total realized and unrealized gain (loss) on investments	$291,000	$(386,000)	$1,338,000	$1,243,000

PMC CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30, 2001

	Retained Interests
	in Transferred	Assets
	Assets/Other	Acquired	Loans
	Investments	in Liquidation	Receivable	Total

Investments written-off	$(705,000)	$—	$(314,000)	$(1,019,000)
Sale of assets	—	—	2,732,000	2,732,000
Change in unrealized appreciation (depreciation) on investments	487,000	—	(2,000)	485,000

Total realized and unrealized gain (loss) on investments	$(218,000)	$—	$2,416,000	$2,198,000

	Three Months Ended June 30, 2001

	Retained Interests
	in Transferred	Assets
	Assets/Other	Acquired	Loans
	Investments	in Liquidation	Receivable	Total

Investments written-off	$(705,000)	$—	$(24,000)	$(729,000)
Sale of assets	—	—	2,732,000	2,732,000
Change in unrealized appreciation (depreciation) on investments	312,000	—	(244,000)	68,000

Total realized and unrealized gain (loss) on investments	$(393,000)	$—	$2,464,000	$2,071,000

Note 7. Earnings Per Common Share Computations:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average shares outstanding were 11,854,000 for the three months and six months ended June 30, 2002 and 2001. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 2,000 and 1,000 shares for the dilutive effect of stock options during the six and three months ended June 30, 2002, respectively, and by 1,000 shares for the six months ended June 30, 2001. There was no change in the weighted average shares outstanding for the effect of stock options during the three months ended June 30, 2001 since the stock options were anti-dilutive.

Earnings are defined as net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC.

Note 8. Dividends Paid and Declared:

In January and April 2002, we paid quarterly dividends of $0.20 and $0.16 per share, respectively, to common shareholders of record on December 31, 2001 and March 28, 2002, respectively. On June 17, 2002, the Board of Directors declared a dividend of $0.16 per share to common shareholders of record on June 28, 2002, which was paid on July 8, 2002.

Note 9. Recently Issued Accounting Pronouncements:

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which was effective for financial statements issued for fiscal years beginning after May 15, 2002 and encourages early application, updates, clarifies and simplifies existing accounting pronouncements. Specifically,

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The impact from the implementation of this statement, which we believe will not have a material impact on our consolidated financial statements, will be dependent upon (i) any future debt extinguishments and (ii) whether we enter into capital leases and make subsequent modifications to those leases.

In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities” was issued. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of cost associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 15, 2002. We have not yet determined the impact, if any, of SFAS No. 146 on our results of operations and financial condition.

Note 10. Commitments and Contingencies:

Loan commitments and approvals outstanding at June 30, 2002 to various small businesses, including the unfunded portion of projects in the construction phase, amounted to approximately $18.7 million. Of these commitments, $4.9 million are for loans to be originated by First Western, a portion of which we expect to be sold into the secondary market. These commitments are made in the ordinary course of our business and, in management’s opinion, are generally on the same terms as those to existing borrowers. Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. Commitments generally have fixed expiration dates and require payment of a fee. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PMC Capital and PMC Commercial have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by one of the company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. The 2000 Joint Venture has $3.4 million of non-accrual loans receivable (contributed by PMC Capital) currently in the process of liquidation. To the extent losses are incurred, it will cause a cash flow reduction to PMC Commercial and, as a result, if the cash flow reduction is deemed temporary, interest would be charged. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At June 30, 2002, our maximum exposure under these indemnification agreements was approximately $23.3 million which represents the value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reduction to us. If the performance of our sold loans receivable deteriorates, it could be necessary for us to perform under these indemnification agreements.

PMC CAPITAL, INC.  AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In connection with our structured loan sale transaction completed in April 2002, we do not receive distributions from the SPE until the reserve fund balance is equal to 6% of the current outstanding balance of the loans receivable underlying the structured loan sale transaction. As of June 30, 2002, approximately $201,000 is remaining to fully fund the reserve, which will be funded with cash flows from the 2002 Joint Venture.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

INTRODUCTION

     Our operations include originating, servicing and selling commercial loans. We primarily originate loans to individuals and small businesses in the limited service sector of the hospitality industry. We sell certain of our loans receivable through privately-placed structured loan transactions and sell the government guaranteed portion of our loans originated under the Small Business Administration (the “SBA”) 7(a) program. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan receivable for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in the sold loans receivable either directly or through our ownership in the special purpose entities (the “SPEs”) created in conjunction with our structured loan sale transactions. In addition, we operate as an investment manager to evaluate loans receivable and properties and to service loans receivable and lease contracts pursuant to fee arrangements with our affiliate, PMC Commercial Trust (“PMC Commercial”).

     The following discussion of our financial condition at June 30, 2002 and results of operations for the three and six months ended June 30, 2002 and 2001 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

     Prior to 2001, other than loans originated under the SBA 7(a) program, we primarily originated fixed-rate loans. During 2001, we commenced marketing and selling a variable-rate loan product based on LIBOR. We commenced this LIBOR lending program as a result of market conditions. During the latter half of 2001, our ability to compete for fixed-rate lending opportunities declined. Interest rates remained at historically low levels for a prolonged period of time providing the banking industry with the ability to offer fixed-rate “mini-perm” loans (i.e., five-year maturity, 20-year amortization) based on these low short-term rates. In contrast, our fixed-rate loan products are based on a longer term (10-year U.S. Treasuries) which remained at disproportionately higher levels than shorter term financial indices. As a result, our fixed interest rates offered were higher than the banks and our lending opportunities decreased. However, we were able to compete more effectively when offering a LIBOR based variable-rate loan product.

     Currently, a significant portion of our fundings and our outstanding commitments are based on LIBOR. As of June 30, 2002, our variable-rate loans receivable were $51.4 million (76% of our loans receivable), an increase of $12.9 million (34%) from December 31, 2001. The rise in variable-rate loans receivable at June 30, 2002 is a result of our loan originations and the sale of substantially all fixed-rate loans receivable in our April 2002 structured loan sale transaction. At June 30, 2002, all of our commitments were for variable-rate loans, and given the current interest rate market, we expect to continue to originate primarily variable-rate loans.

     As of June 30, 2002, our funding commitments of approximately $18.7 million were significantly less than commitments of $28.0 million at June 30, 2001. Commitments have fixed expiration dates and require payment of a fee. Based upon current economic conditions, we anticipate that quarterly loan volumes will range from $7 million to $12 million per quarter in the remainder of 2002 and the loan origination volume for all of 2002 will range from $33 million to $44 million compared to $66.0 million during 2001.

     The proceeds we receive from the completion of structured loan sale transactions and prepayments are invested initially in temporary investments which generate less interest income and have generally been re-loaned or committed to be re-loaned at lower interest rates. In addition, due to our decreased loan originations, loan commitments and lending opportunities, these funds will be invested for a longer period of time than the proceeds from our past structured loan sale transactions and our interest income, cash flows and financial condition have been, and will continue to be, negatively impacted until the proceeds are fully reinvested. See “Liquidity and Capital Resources — Uses of Funds — Loan Originations.” The proceeds from our April 2002 structured loan sale transaction, plus our previously available cash and cash equivalents, provided us with approximately $50.4 million in available funds to be reinvested. As of June 30, 2002, we had $48.9 million of available cash and cash equivalents remaining to be invested.

Current Economic Factors

     Our primary competition has come from banks, financial institutions and other lending companies. Some of these competitors have greater financial and larger managerial resources than us and are able to provide services we are not able to provide (i.e., depository services). In general, we believe we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and decision-making processes, and renewal and refinancing options available to borrowers. In addition, the variety and flexibility of our lending programs enhances our ability to react to current market conditions. For example, in the current interest rate environment, we are experiencing reduced fixed-rate lending volume. Therefore, during 2001, we established our LIBOR based lending program which provides a lower cost variable interest rate alternative to our borrowers. The majority of our current commitments are based on LIBOR.

     During the first half of 2002, we experienced decreases in loans funded, loan commitments and lending opportunities as compared to the prior year due to the general interest rate environment and the economic uncertainty which specifically had an impact on the hospitality sector. As a result of the continuation of low short-term interest rates, banks continue to offer short-term lending at rates considerably lower than our long-term fixed-rate loans and often with less down payment requirements. In addition, as a result of the economic uncertainty, fewer hospitality properties have been marketed; therefore; fewer property sales required financing.

     During 2001 there were reductions in business and discretionary travel causing a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. As seen in the past, when gas prices sharply increase, occupancy rates decrease. Although the Federal Reserve lowered interest rates during 2001 to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence caused a significant strain on the travel and hotel industries as well as numerous other industries in the United States. However, the limited service segment of the hospitality industry was less impacted and continued to outperform the luxury and upscale sectors which, combined with the high-end resort properties, experienced the weakest performance.

     To the extent there is a continuation of the above factors, we could continue to have a low level of loan originations. The resulting decrease in loan origination volume would continue to affect our interest income, financial condition and cash flows. Interest income will be reduced if (i) principal payments on outstanding loans receivable exceed our loan originations, (ii) interest rates continue to decrease, or (iii) problem loans increase.

Fluctuations in Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:
•	The completion of a structured loan sale transaction in a particular period;
•	Interest rates on the securities issued in connection with our structured loan transactions;
•	Interest rate changes;
•	The volume and timing of loans we originate and the volume and timing of prepayment of our loans receivable;
•	Changes in the cash flows and/or assumptions underlying the valuation of our retained interests in transferred assets;
•	Changes in and the timing of the recognition of gains or losses on investments;
•	The degree to which we encounter competition in our markets; and
•	General economic conditions.

     To the extent a structured loan sale transaction is completed, (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a retained interest in the loans receivable sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods is a reduction in interest income net of interest expense. Primarily as a result of our structured loan sale transaction completed in April 2002, we have $48.9 million in cash and cash equivalents which is primarily temporarily invested in short-term lower yielding investments until these funds can be reinvested in longer term higher yielding investments.

     As a result of these factors, quarterly results should not be relied upon as being indicative of performance in future quarters.

PORTFOLIO INFORMATION

Lending Activities

     The value of our loans receivable was $67.2 million and $107.4 million at June 30, 2002 and December 31, 2001, respectively. During the six months ended June 30, 2002 and 2001, we originated loans totaling $19.5 million and $48.5 million and received repayments, including proceeds from the sale of our guaranteed SBA 7(a) program loans, of $13.9 million (of which approximately $8.8 million represented prepayments) and $9.2 million (of which approximately $750,000 represented prepayments), respectively. During the year ended December 31, 2001, we originated $66.0 million of loans. Our commitments to fund new loans decreased to $18.7 million at June 30, 2002 from $19.5 million at December 31, 2001. See “Liquidity and Capital Resources.” Our serviced loan portfolio decreased by $11.4 million (4%) to $310.4 million at June 30, 2002 from $321.8 million at December 31, 2001.

     We experienced increased prepayment activity on our loans receivable as a result of the interest rate environment (the prime rate and yield on treasury notes decreased substantially during 2001 and have remained at historically low levels during 2002), and we believe that we may continue to experience prepayment activity at high levels during the remainder of 2002. Many of our prepayment charges for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain of our loans receivable have a prohibition on prepayment during their initial years. Our SBA 7(a) loans receivable did not have any prepayment charges for loans originated prior to January 2001 in accordance with SBA policy. The SBA changed its policy on prepayment charges to allow the SBA to collect a 5% fee for loans prepaid in the first year, 3% in the second year and 1% in the third year. This change in SBA policy may lessen the amount of prepayments received during the first three years after the origination of an SBA guaranteed loan.

     The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:
•	The competitive lending environment (i.e., availability of alternative financing);
•	The anticipated interest rate environment (i.e., if interest rates are expected to rise or decline); and
•	The interest rate on the loan receivable.

     When retained loans receivable are paid-off prior to their maturity we generally receive prepayment charges. Prepayment charges result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and are generally re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our results of operations, and depending upon the rate of future prepayments, may further impact our interest income. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in others which might magnify or counteract the rate or volume of prepayment activity. When we have significant available cash and cash equivalents to be reinvested, the negative impact of prepayments on our interest income, cash flows and financial condition is extended until this additional cash can be reinvested in long-term higher yielding investments.

     At June 30, 2002 and December 31, 2001, approximately $51.4 million and $38.5 million, respectively, of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the prime rate or LIBOR. The spread that we charge over the prime rate generally ranges from 1.0% to 2.5%. The spread that we charge over LIBOR generally ranges from 3.75% to 4.50%. The prime rate and LIBOR used in determining interest rates charged to our borrowers for the third quarter of 2002 are 4.75% and 1.86%, respectively. To the extent the prime rate or LIBOR changes, we will have changes in interest income from our variable-rate loans receivable.

     Our problem loans (“Problem Loans”) consist of loans receivable which are in default of their contractual terms, the collection of the balance of the principal is considered impaired and a loan loss reserve has been established. Problem Loans do not include those loans receivable that we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral (“Special Mention Loans”). However, there can be no assurance that our Special Mention Loans will not become Problem Loans in the future if there is a devaluation of the collateral or other valuation issues. Our loan loss reserves at June 30, 2002 were $527,000.

     Our Problem Loans and Special Mention Loans were as follows:

	June 30, 2002	December 31, 2001

	(Dollars in thousands)
Problem Loans:
Loans receivable	$1,615	$6,152
Sold loans	2,539	1,799

	$4,154	$7,951

Special Mention Loans:
Loans receivable	$2,901	$1,433
Sold loans	3,941	6,456

	$6,842	$7,889

Percentage Problem Loans:
Loans receivable	2.4%	5.7%
Sold loans	1.3%	1.1%

Percentage Special Mention Loans:
Loans receivable	4.3%	1.4%
Sold loans	2.1%	4.1%

     In addition, we had approximately $2.3 million of retained loans receivable which are not considered Problem Loans or Special Mention Loans on which reserves of approximately $160,000 were established as of June 30, 2002. Our retained Problem Loans as of December 31, 2001 included two limited service hospitality properties we acquired through foreclosure during the first quarter of 2002. The aggregate value of these properties, as reduced for costs of selling, was estimated to be $2.1 million.

     Loans receivable and sold loans of approximately $4.1 million and $5.5 million, respectively, were either greater than 60 days past due, litigation against the borrowers has commenced, the loan has been identified as impaired or the loans were in the process of liquidation as of June 30, 2002.

CRITICAL ACCOUNTING MATTERS AND ESTIMATES

     Our discussion and analysis of our financial condition and our results of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. Our management has discussed the development and selection of these critical accounting matters and estimates with the audit committee of our Board of Directors (the “Board”) and the audit committee has reviewed the Company’s disclosure relating to these matters and estimates included in this quarterly report.

Principles of Consolidation

     Our consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). PMC Advisers, Ltd. and its subsidiary and PMC Funding Corp. and its subsidiary are accounted for using the equity method of accounting in conformity with Federal securities laws. SPEs created in conjunction with our structured loan sale transactions are accounted for in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”) and prior related pronouncements. Under SFAS No. 140, interests in the SPEs are accounted for as retained interests in transferred assets (“Retained Interests”) in our consolidated financial statements.

Fair Value Accounting

     All of our investments are valued at our Board’s estimate of fair value with the resulting unrealized gains and losses being recorded through earnings. Fair value in accordance with generally accepted accounting principles for investment companies includes the concept of “orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale”. Below we discuss the critical accounting matters related to the valuation of our loans receivable and Retained Interests.

Valuation of Loans Receivable

     The valuation of our loans receivable is subject to the estimate of our Board. There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans receivable may adversely affect our ability to dispose of such loans at times when it may be advantageous for us to liquidate such investments. We adjust the valuation of our loans receivable on a quarterly basis to reflect the good faith estimate of our Board as to the current fair value of the loans. In the absence of a readily ascertainable market value, the estimated value of our loans receivable may differ significantly from the values that would be placed on the loans receivable if a ready market existed.

     Loan loss reserves are established based on a determination, through an evaluation of the recoverability of individual loans, by our Board that significant doubt exists as to the ultimate realization of a loan. On an ongoing basis, we monitor our loans receivable and evaluate the adequacy of our provision for loan losses. The Board has estimated the fair value of loans receivable to approximate the remaining unamortized principal of the loan, unless there is doubt as to the realization of the loan receivable. A valuation reserve is established for a loan based on the creditor’s payment history, collateral value, guarantor support and other factors. The determination of whether significant doubt exists and whether a loan loss provision is necessary for each loan requires judgment and considers the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may require the establishment of significant additional loan loss reserves. If a determination is made that significant doubt exists as to the ultimate collection of our loans, the effect on our operating results may be material.

     Our loan losses on our loans receivable were 0.75% (75 basis points) of our weighted average outstanding loans receivable during the twelve-month period ended June 30, 2002. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loan, future losses may be substantial. The volatility that results if our loan loss reserves were to increase is as follows:

Change in Assets and Net Income

Annual loan loss reserves increase by 50 basis points	($338,000)
Annual loan loss reserves increase by 100 basis points	($677,000)

Valuation of Retained Interests

     Due to the limited number of entities that conduct similar transactions, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no quoted market value exists. Therefore, our estimate of the fair value may vary significantly from what a willing buyer would pay for these assets. The fair value of our Retained Interests is determined based on the present value of estimated future cash flows from the SPEs. The estimated future cash flows are calculated based on management’s assumptions concerning, among other things, loan losses, prepayment speeds and discount rates. We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If the prepayment speeds occur at a faster rate than anticipated or future loan losses occur quicker than expected or in amounts greater than expected, the value of the Retained Interests will decline and total income in future periods would be reduced. If prepayments occur slower than anticipated or future loan losses are less than expected, cash flows would exceed estimated amounts, the value of our Retained Interest would increase and total income in future periods would be enhanced. Actual prepayments and loan losses may vary significantly from our assumptions. Although we believe that we have made reasonable assumptions as to the future cash flows of the structured loan sale transactions, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. The discount rates that we utilize in computing the net present value of future cash flows are based on management’s estimate of the inherent risks associated with each cash flow stream.

     On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted to reflect the current market interest rates for investments of this type. The income from our Retained Interests is comprised of the yield earned on our Retained Interests. The yield earned is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions will affect the yield on our Retained Interests. Any appreciation (depreciation) of the Retained Interests is included in the accompanying consolidated statements of income as realized and unrealized gain (loss) on investments.

     The valuation of our Retained Interests is our most volatile critical accounting matter because the valuation is dependent upon estimates of future cash flow that are dependent upon the performance of the underlying loans receivable. Prepayments or losses in excess of our estimates will cause us to incur losses. To date, we have not incurred any principal losses on the loans sold to the joint ventures; however, continuation of this performance is not anticipated. We have estimated annualized loan losses of over 30 basis points on all of our structured loan sale transactions. At June 30, 2002, we have identified three sold loans ($2.5 million) and two sold loans ($3.9 million) that we consider Problem Loans and Special Mention Loans, respectively. If we have to liquidate these loans, the losses may exceed our estimates and the value of our Retained Interests will decline. In addition, prepayments will cause us to lose the part of our Retained Interests relating to the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. For example, if a $1.0 million loan with an interest rate of 10% pays off early and the “all-in cost” of that joint venture’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. The “spread’ that is lost may be offset in part or in whole by the prepayment fee protection that we have in our loans receivable.

     The following is a sensitivity analysis of our Retained Interests as of June 30, 2002 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

Losses increase by 50 basis points per annum(1)	$37,154,000	($2,984,000)
Losses increase by 100 basis points per annum(1)	$34,280,000	($5,858,000)
Rate of prepayment increases by 5% per annum(2)	$38,527,000	($1,611,000)
Rate of prepayments increases by 10% per annum(2)	$37,371,000	($2,767,000)
Discount rates increase by 100 basis points	$38,519,000	($1,619,000)
Discount rates increase by 200 basis points	$37,010,000	($3,128,000)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which was effective for financial statements issued for fiscal years beginning after May 15, 2002 and encourages early application, updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The impact from the implementation of this statement, which we believe will not have a material impact on our financial statements, will be dependent upon (i) any future debt extinguishments and (ii) whether we enter into capital leases and make subsequent modifications to those leases.

     In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities” was issued. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of cost associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 15, 2002. We have not yet determined the impact, if any, of SFAS No. 146 on our results of operations and financial condition.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

     Overview

     Net operating income and realized and unrealized gain (loss) on investments (“net income”) decreased by $2,842,000 (41%), to $4,144,000 during the six months ended June 30, 2002 from $6,986,000 during the six months ended June 30, 2001. Our earnings per share decreased $0.24 (41%), to $0.34 per share during the six months ended June 30, 2002 from $0.58 per share during the six months ended June 30, 2001. The decreases are primarily due to:
•	a reduction in the gain on sale of our loans receivable of $1,269,000 ($0.11 per share) due to a smaller volume of loans sold and decreased anticipated cash flows due to reduced net interest spread;
•	decreased interest income of $2,242,000 ($0.19 per share) due to (i) the sale of $43.2 million of loans receivable in our structured loan sale transaction completed in April 2002, and (ii) an increase in variable-rate lending with lower variable interest rates than our fixed interest rates; and,
•	An increase of $391,000 ($0.03 per share) in realized and unrealized losses from our loans receivable and assets acquired in liquidation. Our losses on our assets acquired in liquidation were primarily generated due to collateral devaluation, greater than anticipated capital expenditures and increases in expected holding costs related to these assets.

     Partially offsetting these decreases in net income were:
•	a decrease in interest expense of $420,000 ($0.04 per share) due to decreasing variable rates of interest on our LIBOR based notes payable;
•	a decrease in salaries and related benefits of $258,000 ($0.02 per share); and,
•	a benefit from the valuation on our Retained Interests of $266,000 ($0.02 per share) (from a loss of $218,000 during the six months ended June 30, 2001 to a gain of $48,000 during the six months ended June 30, 2002) primarily due to decreases in the interest rate environment which caused reductions in the discount rates used to value our cash flows during the six months ended June 30, 2002.

     Significant changes in our income and expenses are further described below.

     Income

     Interest income decreased by $2,242,000 (34%), to $4,257,000 for the six months ended June 30, 2002 from $6,499,000 for the six months ended June 30, 2001. The decrease is primarily due to a decrease in variable interest rates and a decrease in our weighted average loans receivable outstanding due primarily to the sale of $49.2 million and $43.2 million in loans receivable in structured loan sale transactions completed on June 27, 2001 and April 12, 2002, respectively.

     Interest income consisted of the following:

	Six Months Ended June 30,		Increase (Decrease)

	2002	2001	Amount	Percentage

	(Dollars in thousands)
Interest income — loans	$3,865	$5,860	($1,995)	(34.0%)
Commitment fees collected	134	414	(280)	(67.6%)
Interest income — other investments	258	225	33	14.7%

	$4,257	$6,499	($2,242)	(34.5%)

     The prime rate and LIBOR utilized in the determination of our quarterly variable rates decreased by 400 basis points and 366 basis points, respectively, from the six months ended June 30, 2001 to the six months ended June 30, 2002. Our weighted average loans receivable outstanding decreased $18.4 million (16%) to $98.9 million during the six months ended June 30, 2002 from $117.3 million during the six months ended June 30, 2001. Approximately 76% and 36% of our loans receivable had variable rates of interest as of June 30, 2002 and 2001, respectively. The sharp rise in the percentage of variable-rate loans receivable at June 30, 2002 is a result of new variable-rate loan originations and the sale of substantially all fixed-rate loans receivable in our April 2002 structured loan sale transaction. In addition, our commitment fees collected have decreased due to decreased loan originations.

     Income from our Retained Interests increased by $59,000 (2%), to $2,518,000 for the six months ended June 30, 2002 from $2,459,000 for the six months ended June 30, 2001. The income from our Retained Interests is comprised of the yield on our Retained Interests. The annualized yield on our Retained Interests decreased to 14.0% during the six months ended June 30, 2002 from 15.2% during the six months ended June 30, 2001; however, our weighted average Retained Interests increased due to the structured loan sale transaction completed in April 2002.

     Interest expense

     Interest expense decreased by $420,000 (15%), to $2,377,000 during the six months ended June 30, 2002 from $2,797,000 during the six months ended June 30, 2001. The primary reason for the decrease was a reduction in our weighted average interest rates on our LIBOR based notes payable to 3.3% during the six months ended June 30, 2002 from 6.8% during the six months ended June 30, 2001. Interest expense results primarily from interest on (i) our notes payable ($45.0 million and $41.7 million outstanding as of June 30, 2002 and 2001, respectively) with a weighted average interest rate of 5.2% and weighted average remaining maturity of 2.4 years as of June 30, 2002, (ii) debentures due the SBA ($31.3 million outstanding as of both June 30, 2002 and 2001), with a weighted average interest rate of approximately 7.6% and weighted average remaining maturity of 4.1 years as of June 30, 2002, and (iii) balances outstanding on our revolving credit facility.

     Other operating expenses

     Other operating expenses decreased by $321,000 (10%), to $2,929,000 during the six months ended June 30, 2002 from $3,250,000 during the six months ended June 30, 2001. Other operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The primary reason for the decrease was salaries and related benefits which decreased $258,000 (12%), to $1,964,000 during the six months ended June 30, 2002 from $2,222,000 during the six months ended June 30, 2001. The decrease was mainly due to (i) decreased officer compensation, (ii) a decrease in the number of employees and (iii) an employee incentive bonus program in 2001 based on loan volume.

     Discontinued operations

     Our loss from the operations of our assets held for sale was $107,000 during the six months ended June 30, 2002 and represents the operating losses of two limited service hospitality properties included in assets acquired in liquidation. None of our assets acquired in liquidation were operating properties during the six months ended June 30, 2001.

     Realized and unrealized gain (loss) on investments

     Realized and unrealized gain (loss) on investments decreased $1,394,000 to a gain of $804,000 during the six months ended June 30, 2002 compared to a gain of $2,198,000 during the six months ended June 30, 2001.

     During April 2002, we sold $43.2 million of loans receivable and recognized a gain of $1,463,000. During June 2001, we sold $49.2 million of our loans receivable and recognized a gain of $2,732,000. The decrease in gain recognized of $1,269,000 was primarily due to the smaller pool of sold loans and a reduced “net interest spread.” The net interest spread is the difference between the weighted average interest rate on the sold loans receivable compared to the coupon rate on the debt issued by the SPE. At the time the transactions were completed, our net interest rate spread was 2.86% related to our 2002 structured loan sale transaction compared to our net interest rate spread of 3.42% related to our 2001 structured loan sale transaction.

     During the six months ended June 30, 2002, we recognized net realized and unrealized gains on our Retained Interests of $48,000, net of realized losses of $302,000. The primary reason for the gain during 2002 was a decrease in the discount rates used to value our Retained Interests. Gains of $594,000 were recorded during the six months ended June 30, 2002 as a result of a decrease in our discount rates. The decrease in discount rates was a result of the lower interest rate environment at June 30, 2002 compared to December 31, 2001. Offsetting a portion of these gains were losses resulting primarily from (i) higher than anticipated prepayment activity and (ii) lower than anticipated income on our underlying loans receivable and reserve funds. During the six months ended June 30, 2001, we recognized net realized and unrealized losses on our Retained Interests of $218,000 including realized losses of $705,000. The primary reasons for the net valuation losses during the six months ended June 30, 2001 were (i) a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and (ii) lower than anticipated income on our reserve funds and underlying loans receivable.

     We recognized $247,000 of net loan losses during the six months ended June 30, 2002 compared to $316,000 in net loan losses during the six months ended June 30, 2001. Loan losses (including the change in unrealized appreciation (depreciation) on loans) were 0.75% and 0.57% of our weighted average outstanding loans receivable during the twelve-month periods ended June 30, 2002 and 2001, respectively.

     We recorded $460,000 in unrealized losses on our assets acquired in liquidation during the six months ended June 30, 2002. The loss is primarily related to devaluation of collateral, additional capital expenditures and increased expected holding costs related to our assets acquired in liquidation.

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

     Overview

     Net income decreased by $2,062,000 (46%), to $2,464,000 during the three months ended June 30, 2002 from $4,526,000 during the three months ended June 30, 2001. Our earnings per share decreased $0.18 (47%), to $0.20 per share during the three months ended June 30, 2002 from $0.38 per share during the three months ended June 30, 2001. The decreases are primarily due to:
•	a reduction in the gain on sale of our loans receivable of $1,269,000 ($0.11 per share) due to a smaller volume of loans sold and decreased anticipated cash flows due to reduced net interest spreads;
•	decreased interest income of $1,695,000 ($0.14 per share) due to (i) the sale of $43.2 million and $49.2 million of loans receivable in our structured loan sale transactions completed in April 2002 and June 2001, respectively, and (ii) an increase in variable-rate lending with lower variable interest rates than our fixed interest rates; and,
•	an increase of $243,000 ($0.02 per share) in realized and unrealized losses from our loans receivable and assets acquired in liquidation. Our losses on our assets acquired in liquidation were generated primarily due to collateral devaluation, greater than anticipated capital expenditures and increases in expected holding costs related to these assets.

     Partially offsetting these decreases in net income were:
•	a decrease in interest expense of $225,000 ($0.02 per share) due to decreasing variable rates of interest on our LIBOR based notes payable;
•	a decrease of $202,000 ($0.02 per share) in salaries and related benefits; and,
•	a benefit from the valuation of our Retained Interests of $684,000 ($0.06 per share) primarily due to decreases in the interest rate environment which caused reductions in the discount rates used to value our cash flows during the three months ended June 30, 2002.

     Significant changes in our income and expenses are further described below.

     Income

     Interest income decreased by $1,695,000 (51%), to $1,650,000 for the three months ended June 30, 2002 from $3,345,000 for the three months ended June 30, 2001. The decrease is primarily due to (i) a decrease in variable interest rates and (ii) a decrease in our weighted average loans receivable outstanding due primarily to the sale of $43.2 million in loans receivable in our structured loan sale transaction completed in April 2002.

     Interest income consisted of the following:

	Three Months Ended June 30,		Increase (Decrease)

	2002	2001	Amount	Percentage

	(Dollars in thousands)
Interest income — loans	$1,389	$3,038	($1,649)	(54.3%)
Commitment fees collected	63	259	(196)	(75.7%)
Interest income — other investments	198	48	150	312.5%

	$1,650	$3,345	($1,695)	(50.7%)

     The prime rate and LIBOR utilized in the determination of our quarterly variable rates decreased by 325 basis points and 281 basis points, respectively, from the quarter ended June 30, 2001 to the quarter ended June 30, 2002. Our weighted average loans receivable outstanding decreased $35.7 million (28%) to $90.2 million during the three months ended June 30, 2002 from $125.9 million during the three months ended June 30, 2001. Approximately 76% and 36% of our loans receivable had variable rates of interest as of June 30, 2002 and 2001, respectively. The sharp rise in the percentage of variable-rate portfolio at June 30, 2002 is a result of our sale of substantially all fixed-rate loans receivable in our April 2002 structured loan sale transaction. In addition, our commitment fees collected decreased due to decreased loan originations.

     Income from our Retained Interests increased by $177,000 (15%), to $1,371,000 for the three months ended June 30, 2002 from $1,194,000 for the three months ended June 30, 2001. The income from our Retained Interests is comprised of the yield on our Retained Interests. The annualized yield on our Retained Interests decreased to 14.0% during the three months ended June 30, 2002 from 14.7% during the three months ended June 30, 2001; however, the weighted average balance of our Retained Interests increased due to the structured loan sale transaction completed in April 2002.

     Interest expense

     Interest expense decreased by $225,000 (16%), to $1,192,000 during the three months ended June 30, 2002 from $1,417,000 during the three months ended June 30, 2001. The primary reason for the decrease was a reduction in the weighted average interest rates on our LIBOR based notes payable.

     Other operating expenses

     Other operating expenses decreased by $252,000 (15%), to $1,458,000 during the three months ended June 30, 2002 from $1,710,000 during the three months ended June 30, 2001. The primary reason for the decrease was salaries and related benefits which decreased $202,000 (18%), to $952,000 during the three months ended June 30, 2002 from $1,154,000 during the three months ended June 30, 2001, which was mainly due to (i) decreased officer compensation, (ii) a decrease in the number of employees and (iii) an employee incentive bonus program in 2001 based on loan volume.

     Discontinued operations

     Our loss from the operations of our assets held for sale was $97,000 during the three months ended June 30, 2002 and represents the operating losses of two limited service hospitality properties included in assets acquired in liquidation. None of our assets acquired in liquidation were operating properties during the three months ended June 30, 2001.

     Realized and unrealized gain (loss) on investments

     Realized and unrealized gain (loss) on investments decreased $828,000 to a gain of $1,243,000 during the three months ended June 30, 2002 compared to a gain of $2,071,000 during the three months ended June 30, 2001.

     During April 2002, we sold $43.2 million of loans receivable and recognized a gain of $1,463,000. During June 2001, we sold $49.2 million of our loans receivable and recognized a gain of $2,732,000. The decrease in gain recognized of $1,269,000 was primarily due to the smaller pool of sold loans and a reduced “net interest spread.” The net interest spread is the difference between the weighted average interest rate on the sold loans receivable compared to the coupon rate on the debt issued by the SPE. At the time the transactions were completed, our net interest rate spread was 2.86% related to our 2002 structured loan sale transaction compared to our net interest rate spread of 3.42% related to our 2001 structured loan sale transaction.

     During the three months ended June 30, 2002, we recognized net realized and unrealized gains on our Retained Interests of $291,000, net of realized losses of $302,000. The primary reason for the gains during 2002 was a decrease in the discount rates used to value our Retained Interests. Gains of $778,000 were recorded during the three months ended June 30, 2002 when we decreased our discount rates. The decrease in the discount rates was a result of the lower interest rate environment at June 30, 2002 compared to March 31, 2002. Offsetting a portion of these gains were losses resulting primarily from (i) higher than anticipated prepayment activity and (ii) lower than anticipated income on our underlying loans receivable and reserve funds. During the three months ended June 30, 2001, we recognized net realized and unrealized losses on our Retained Interests of $393,000, including realized losses of $705,000. The primary reasons for the net valuation losses during the three months ended June 30, 2001 were (i) a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and (ii) lower than anticipated income on our reserve funds and underlying loans receivable.

     We also recognized $125,000 of net loan losses during the three months ended June 30, 2002 compared to $268,000 in net loan losses during the three months ended June 30, 2001. During the three months ended June 30, 2001, we increased our valuation reserve on a limited service hospitality property.

     We recorded $386,000 in unrealized losses on our assets acquired in liquidation during the three months ended June 30, 2002. The loss is primarily related to devaluation of collateral, additional capital expenditures and increased expected holding costs related to our assets acquired in liquidation.

Cash Flow Analysis

     We generated cash flows from operating activities of $2,898,000 and $5,521,000 during the six months ended June 30, 2002 and 2001, respectively. The primary source of funds from operating activities is our net income. This decrease in source of funds of $2,623,000 primarily relates to the decrease in our net income of $2,842,000.

     We used cash of $4,861,000 and $39,331,000 in investing activities during the six months ended June 30, 2002 and 2001, respectively. This $34,470,000 decrease in cash flows used in investing activities relates primarily to a net decrease in loans funded less principal collected of $33,700,000 and an increase in proceeds received on our Retained Interests of $1,610,000.

     We generated cash of $33,510,000 and $38,460,000 in financing activities during the six months ended June 30, 2002 and 2001, respectively. This $4,950,000 decrease in cash flows from financing activities primarily relates to a reduction in net proceeds from our Joint Ventures to $37,901,000 from $44,511,000.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds

     Overview

     At June 30, 2002, we had approximately $48.9 million of cash and cash equivalents, availability of $10.0 million under our revolving credit facility and $5.0 million under our discretionary guidance line facility. We also have approximately $18.7 million of total loan commitments and approvals outstanding. Approximately $33 million of the cash and cash equivalents are held by PMCIC and Western Financial and must be used to meet those entities’ obligations. To the extent commitments pertain to PMC Capital and First Western we may need to obtain additional sources of funds as described below.

     During the remainder of 2002, we anticipate that our loan originations will range from $14 million to $24 million, which we expect to be funded primarily through cash and cash equivalents on hand. If additional sources of funds are needed, we expect to obtain those funds from (i) issuance of notes payable or SBA debentures or (ii) advances under our revolving credit facility.

     We have $5.0 million in notes payable with an interest rate of 6.97% that mature in December 2002 and $5.0 million in notes payable with an interest rate of 8.60% that mature in April 2003. We anticipate that these notes payable will either be “rolled-over” into new notes payable with an extended maturity or paid with available cash. We also have a $510,000 SBA debenture that matures in December 2002 and anticipate that we will satisfy the debenture at maturity with cash on hand or, if lending volume increases, we may utilize a portion of our available commitment from the SBA to refinance the SBA debenture.

     We expect that the sources of funds described below should be adequate to meet our existing obligations and generate funds sufficient to meet both our short-term and long-term capital needs. However, there can be no assurance that we will be able to raise additional funds through these financing sources.

     Sources of Funds

     General

     To continue to generate long-term growth in the size of our investment portfolio and meet our outstanding and future loan commitments, we will need to obtain additional funds from our primary sources of capital and liquidity as follows:
•	The structured loan sale or structured loan financing of a portion of our loans receivable;
•	Issuance of SBA debentures;
•	Private and public issuances of common stock;
•	The issuance of senior unsecured medium-term notes; and
•	Borrowings under our short-term, unsecured revolving credit facility and/or guidance line.

     As a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings (the “Asset Coverage Test”), which may restrict our ability to borrow in certain circumstances. Leverage for our Small Business Investment Companies (PMCIC and WFCC) is not counted as leverage for purposes of the Asset Coverage Test. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market. As a result of the current market price for our common stock, we do not anticipate selling additional equity securities during the year ending December 31, 2002.

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

     In addition, we believe that as a result of the current interest rate environment (the prime rate and the yield on treasury notes decreased substantially during 2001 and have remained at historically low levels during 2002) we may continue to experience prepayment activity at a high level during the remainder of 2002.

     Structured Loan Sale Transactions

     Since 1996, our primary source of funds has been structured loan sale transactions. We have generated net proceeds of $37.9 million, $44.5 million and $24.7 million from the completion of structured loan sale transactions during 2002, 2001 and 2000, respectively. The cash flows from our Retained Interests are increasing as a result of these structured loan sale transactions.

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

     Debt

     At June 30, 2002, we did not have any borrowings outstanding under our $10 million revolving credit facility or our $5 million discretionary guidance line, thus providing credit availability of $15 million. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires that we meet certain covenants, the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries. Effective June 30, 2002, we were in compliance with all covenants of this facility.

     At June 30, 2002, we had an outstanding commitment from the SBA to purchase up to $5.2 million ($4.2 million expiring September 2003 and $1.0 million expiring September 2004) in additional SBA debentures.

     Uses of Funds

     General

     Our primary use of funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds primarily for payment of:
•	Dividends to shareholders;
•	Principal payments on borrowings;
•	Interest and related financing costs; and,
•	Salaries and other general and administrative expenses.

     Our status as a regulated investment company, pursuant to the Internal Revenue Code of 1986, as amended, enables us to avoid the cost of Federal and state income taxation and, as a result, achieve pre-tax investment returns. In order to maintain our regulated investment company status, we must distribute at least 90% of our “investment company taxable income” to shareholders. See “Dividends.”

     Loan Originations

     As of June 30, 2002, our commitments of approximately $18.7 million were significantly less than commitments of $28.0 million at June 30, 2001. We anticipate that quarterly loan volumes (which averaged approximately $16.5 million per quarter in 2001 and were $11.8 million and $7.7 million during the first and second quarters of 2002, respectively) will range from $7 million to $12 million per quarter in the remainder of 2002 and the loan origination volume for all of 2002 will range from $33 million to $44 million. Commitments outstanding historically have ranged from $25 million to $30 million. Our reduction in outstanding commitments is a result of numerous factors including the following:
•	Interest rates have remained low and stable for a prolonged period of time. As a result, refinancing opportunities have declined since a significant portion of these opportunities have already been refinanced;
•	Continued weakness in selective geographic markets;
•	Continued decline in new lodging construction as a result of the uncertain economic climate and aggressive construction prior to 2002; and,
•	Buyers deferring decisions on potential acquisitions in order to better assess potential opportunities as well as the economic uncertainty.

     The proceeds from the prepayments and principal collections we receive and from the completion of our structured loan sale transactions are invested initially in temporary investments which generate less interest income and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our interest income and depending upon the rate of future prepayments may further impact our interest income.

Summarized Contractual Obligations, Commitments and Contingencies

     The following summarizes our contractual obligations at June 30, 2002:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Long-term debt (1)	$76,310	$10,510	$24,000	$34,490	$7,310
Preferred stock (2)	4,000	—	—	—	4,000
Operating leases (3)	450	284	166	—	—
Employment agreements (4)	3,298	1,182	2,116	—	—

Total contractual cash obligations	$84,058	$11,976	$26,282	$34,490	$11,310

(1)	In addition, we have a $10 million revolving credit facility and a $5 million guidance line facility. No amounts were outstanding under either of these facilities as of June 30, 2002.
(2)	The 4% preferred stock of our subsidiary was issued in 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.
(3)	Represents our future minimum lease payments under our leases for office space.
(4)	We have employment agreements with certain of our officers.

     Our commitments at June 30, 2002 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Environmental (2)	—	—	—	—	—
Other commitments (3)	18,732	18,732	—	—	—

Total commitments	$18,732	$18,732	$—	$—	$—

(1)	Represents our cross indemnification with PMC Commercial related to the SPEs created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000 with a maximum exposure at June 30, 2002 of $23.3 million as discussed in detail below.
(2)	Represents a liability of $0.3 million reflected on the balance sheet of PMC Funding, our non-consolidated, non-investment company act subsidiary. The liability represents the estimated remaining costs to remediate an environmental obligation relating to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. We cannot currently estimate when or if the obligation may be required to be paid. There can be no assurance of the accuracy of this estimate.
(3)	Represents our loan commitments and approvals outstanding.

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

     PMC Capital and PMC Commercial have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the SPEs created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000. To the extent that poor performance by either company’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. The 2000 Joint Venture has $3.4 million of non-accrual loans (contributed by PMC Capital) currently in the process of liquidation. To the extent losses are incurred, it will cause a cash flow reduction to PMC Commercial and a result if the cash flow reduction is deemed temporary, interest would be charged. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At June 30, 2002, our maximum exposure under these indemnification agreements was approximately $23.3 million which represents the value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reduction to us. If the performance of our sold loans receivable deteriorates, it could be necessary for us to perform under these indemnification agreements.

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

     In connection with our structured loan sale transaction completed in April 2002, we do not receive distributions from the SPE until the reserve fund balance is equal to 6% of the current outstanding balance of the loans receivable underlying the structured loan sale transaction. As of June 30, 2002, approximately $201,000 is remaining to fully fund the reserve, which will be funded with cash flows from the 2002 Joint Venture.

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

     During January and April 2002, we paid $0.20 and $0.16 per share, respectively, in dividends to common shareholders of record on December 31, 2001 and March 28, 2002, respectively. We again declared a $0.16 per share dividend to common shareholders of record on June 28, 2002 which was paid on July 8, 2002. Our Board may amend our dividend policy as warranted by actual and/or anticipated earnings.

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

     Of our loans receivable at June 30, 2002, approximately 24% bear fixed rates of interest and, as a result, changes in interest rates do not have an immediate impact on interest income with regard to these loans receivable. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and pay-offs. The average maturity of our loans receivable is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage loan rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans).

     As of June 30, 2002, we had $51.4 million of variable-rate loans receivable and $25.0 million of variable-rate debt. On the $26.4 million differential between our variable-rate loans receivable outstanding and our variable-rate debt we have interest rate risk. To the extent variable rates continue to decrease we would have a net decrease in interest income. Our variable-rate loans are based on the prime rate ($25.0 million) and LIBOR ($26.4 million). Our variable-rate debt is based on LIBOR. Since our LIBOR based loans receivable approximate our LIBOR based debt, changes in LIBOR will not have a material impact on our results of operations.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income net of interest expense, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point reduction in interest rates would have reduced net income by approximately $264,000 over a one-year period.

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

     We have an investment in Retained Interests which is valued by our Board based on various factors including estimates of appropriate market discount rates. As there is no quoted market value for our Retained Interests, changes to the general interest rate environment may not affect our discount rates. Significant changes in the discount rates used by the Board in determining the fair value of the Retained Interests will have an impact on the recorded value and future earnings. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if the discount rates used by the Board were to increase by 100 basis points or 200 basis points from current rates, the value of our Retained Interests and our net income would decrease by approximately $1.6 million and $3.1 million, respectively.

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

PART II
Other Information

ITEM 4. Submission of Matters to a Vote of Security Holders

     At our Annual Meeting of Shareholders held on May 15, 2002, Theodore Samuel was elected to the Board of Directors and Martha Greenberg was re-elected to the Board of Directors.

     The proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent public accountants was approved at our Annual Meeting. There were 9,772,850 votes for, 79,877 votes against and 76,246 abstentions.

ITEM 6. Exhibits and Reports on Form 8-K

     A.  Exhibits

99.1 Officer Certification — Chief Executive Officer
99.2 Officer Certification — Chief Financial Officer

     B.  Reports on Form 8-K

On April 19, 2002, we filed a report on Form 8-K related to the completion of our structured loan sale transaction.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date: 8/14/02	/s/ Lance B. Rosemore
Lance B. Rosemore President

Date: 8/14/02	/s/ Barry N. Berlin
Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION

99.1	Officer Certification — Chief Executive Officer
99.2	Officer Certification — Chief Financial Officer