Form 10-Q
period 2002-09-30
PMC CAPITAL INC
filed 2002-11-15
CIK 722571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-09589

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

YES       X       NO

As of October 31, 2002, Registrant had outstanding 11,853,516 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets - September 30, 2002 (Unaudited) and December 31, 2001	2
Consolidated Statements of Income (Unaudited) - Three and Nine Months Ended September 30, 2002 and 2001	3
Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2002 and 2001	4
Notes to Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures about Market Risk	40
Item 4. Controls and Procedures	41
PART II. Other Information
Item 1. Legal Proceedings	42
Item 6. Exhibits and Reports on Form 8-K	42

PART I

Financial Information

ITEM I.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Investments at value:
Loans receivable, net	$72,508	$107,392
Retained interests in transferred assets	39,465	33,537
Cash equivalents	30,931	16,989
Assets acquired in liquidation	2,762	329
Mortgage-backed security of affiliate	1,449	1,701
Investment in unconsolidated subsidiaries	356	67
Restricted investments	187	95

Total investments at value	147,658	160,110

Other assets:
Due from affiliates	538	607
Cash	285	329
Accrued interest receivable	235	462
Property and equipment, net	111	133
Receivable for loans sold	—	184
Deferred charges, deposits and other assets	791	873

Total other assets	1,960	2,588

Total assets	$149,618	$162,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Notes and debentures payable	$64,820	$76,310
Dividends payable	1,485	2,434
Borrower advances	1,117	798
Accounts payable	898	753
Accrued interest payable	667	1,193
Due to affiliates	277	189
Other liabilities	1,156	1,113

Total liabilities	70,420	82,790

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:
Common stock, authorized 30,000,000 shares of $0.01 par value, 11,853,516 shares issued and outstanding at September 30, 2002 and December 31, 2001	119	119
Additional paid-in capital	71,508	71,508
Dividends in excess of earnings	(1,587)	(340)
Net unrealized appreciation (depreciation) on investments	2,158	1,621

	72,198	72,908

Total liabilities and shareholders’ equity	$149,618	$162,698

Net asset value per common share	$6.09	$6.15

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Unaudited)
Investment income:
Interest	$5,790	$9,066	$1,533	$2,567
Income from retained interests in transferred assets	3,799	3,814	1,281	1,355
Premium income	317	390	46	45
Other investment income, net	719	547	212	205

Total investment income	10,625	13,817	3,072	4,172

Advisory fee income	1,435	1,329	480	374
Equity in income of unconsolidated subsidiaries, net	287	304	92	117
Other income, net	110	221	60	173

Total income	12,457	15,671	3,704	4,836

Expenses:
Interest	3,496	4,144	1,119	1,347
Salaries and related benefits	2,928	3,219	964	997
General and administrative	605	625	178	154
Legal and accounting	253	213	57	79
Rent	249	242	81	60
Profit sharing plan	158	182	83	34
Small Business Administration fees	152	82	93	21
Directors and shareholders expense	58	44	18	12

Total expenses	7,899	8,751	2,593	2,704

Income from continuing operations	4,558	6,920	1,111	2,132

Discontinued operations:
Loss from operations of assets held for sale	(277)	—	(170)	—

Net operating income	4,281	6,920	941	2,132

Realized and unrealized gain (loss) on investments:
Investments written-off	(1,588)	(1,616)	(1,123)	(597)
Sale of assets	1,463	2,732	—	—
Change in unrealized appreciation (depreciation) on investments	537	840	731	355

Total realized and unrealized gain (loss) on investments	412	1,956	(392)	(242)

Net operating income and realized and unrealized gain (loss) on investments	$4,693	$8,876	$549	$1,890

Preferred dividends	$187	$187	$63	$62

Basic weighted average common shares outstanding	11,854	11,854	11,854	11,854

Diluted weighted average common shares outstanding	11,854	11,855	11,854	11,854

Basic and diluted earnings per common share	$0.38	$0.73	$0.04	$0.15

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2002	2001

	(Unaudited)
Cash flows from operating activities:
Net operating income and realized and unrealized gain (loss) on investments	$4,693	$8,876
Adjustments to reconcile net operating income and realized and unrealized gain (loss) on investments to net cash provided by operating activities:
Loans funded, held for sale	(4,205)	(5,880)
Proceeds from sale of guaranteed loans	3,962	6,311
Realized and unrealized (gain) loss on investments	(412)	(1,956)
Unrealized premium (income) expense, net	10	(15)
Depreciation and amortization	190	121
Accretion of loan discount and deferred fees	(114)	(55)
Equity in income of unconsolidated subsidiaries, net	(287)	(304)
Other operating assets and liabilities	100	(815)

Net cash provided by operating activities	3,937	6,283

Cash flows from investing activities:
Loans funded	(23,489)	(52,501)
Principal collected	12,722	6,682
Proceeds from retained interests in transferred assets	3,661	2,509
Proceeds from mortgage-backed security of affiliate	246	123
Purchase of property and equipment and other assets	(373)	(33)
Investment in retained interests in transferred assets	(2,933)	(2,127)
Investment in restricted cash	(91)	(299)
Advances (to) from affiliates, net	158	(104)

Net cash used in investing activities	(10,099)	(45,750)

Cash flows from financing activities:
Proceeds from structured loan sale transactions, net	37,901	44,511
Proceeds from issuance of notes payable	—	3,333
Repayment of SBA debentures	(11,490)	—
Payment of dividends on common stock	(6,164)	(8,297)
Payment of dividends on preferred stock	(187)	(187)

Net cash provided by financing activities	20,060	39,360

Net increase (decrease) in cash and cash equivalents	13,898	(107)

Cash and cash equivalents, beginning of year	17,318	21,909

Cash and cash equivalents, end of period	$31,216	$21,802

Supplemental disclosures:
Interest paid	$4,022	$4,546

Reclassification from loans receivable to assets acquired in liquidation	$2,848	$314

Loans and interest receivable transferred to special purpose entities, net	$4,435	$4,215

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned regulated investment company subsidiaries (collectively, “we”, “us” or “our”) as of September 30, 2002 and the consolidated statements of income for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 have not been audited by independent accountants. In the opinion of our management, the financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most sensitive estimates involve valuing and recording income on our retained interests in transferred assets and in determining the value of our loans receivable and assets acquired in liquidation.

The results for the three and nine months ended September 30, 2002 are not necessarily indicative of future financial results.

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

We are primarily engaged in the business of originating loans to small businesses either directly or through our three principal lending subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”).

First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. First Western is licensed as a small business lending company that originates loans through the SBA’s 7(a) guaranteed loan program. PMCIC is a licensed specialized small business investment companies under the Small Business Investment Act of 1958, as amended. Western Financial is a licensed small business investment company under the Small Business Act of 1958, as amended. In addition, PMC Capital is either directly or indirectly the sole shareholder or partner of several non-investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and PMC Capital, L.P. 1999-1 (the “1999 Partnership”).

In addition, at September 30, 2002, PMC Capital owned approximately 28% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), 61% of PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and 61% of PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture, and together with the 1998 Partnership, the 1999 Partnership, the 2000 Joint Venture and the 2001 Joint Venture, the “SPEs”). PMC Commercial Trust (“PMC

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial”), our affiliate through common management, owns the remaining interests in the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture (together, the “Joint Ventures”).

Consolidation

The consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western, PMCIC and Western Financial. All material intercompany balances and transactions have been eliminated.

PMC Advisers, which acts as the investment adviser for PMC Commercial, and PMC Funding, which holds assets on our behalf, are accounted for using the equity method of accounting in conformity with Federal securities laws. Our ownership interests in the SPEs are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”).

Note 4. Retained Interests in Transferred Assets:

In our structured loan sale transactions, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Structured Noteholders”). The SPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Structured Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale and the SPE meets the definition of a qualifying SPE as outlined in SFAS No. 140. As a result, the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, and the operating results of the SPE are not included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) the cash received and (b) the present value of the estimated future cash flows from the Retained Interests constituted the gain or loss on sale. Retained Interests are carried at fair value (determined as described below), with realized and unrealized gains and losses included in our consolidated statements of income.

We completed a structured loan sale transaction on April 12, 2002. Information pertaining to the transaction (as of the date completed) was as follows. Amounts represent PMC Capital’s share of the 2002 Joint Venture.

2002
Joint Venture

(Dollars in thousands)
Principal amount of sold loans	$43,218
Structured Notes issued	$38,897
Funding of reserve	$1,729
Interest rate on the Structured Notes	6.67%
Structured Notes rating(1)	"Aaa"
Weighted average interest rate on loans	9.53%
Weighted average remaining life of loans(2)	5.05 years
Aggregate losses assumed(3)	2.71%
Prepayment rate assumption(4)	9.00%
Discount rate assumptions(5)	8.2% to 12.9%
Net gain recorded	$1,463
Value of Retained Interests	$8,772

(1)	Structured Notes issued by the SPE were rated by Moody’s Investors Service, Inc.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the initial principal balance.
(3)	This percentage represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum losses that ranged from 0.5% to 0.8%.
(4)	The prepayment rate was based on anticipated principal payments considering the loans sold and other similar loans.
(5)	The initial discount rates utilized were (i) 8.2% for our required overcollateralization, (ii) 9.9% for our reserve fund and (iii) 12.9% for our interest-only strip receivable.

     Information pertaining to our structured loan sale transactions as of September 30, 2002 was as follows. Balances represent PMC Capital’s share of the respective Joint Ventures.

			2000	2001	2002
	1998	1999	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture

		(Dollars in thousands)
Principal outstanding on sold loans	$27,468	$40,959	$24,901	$46,873	$42,518
Structured Notes balance outstanding	$26,081	$39,251	$22,142	$43,005	$38,263
Cash in the collection account	$323	$2,341	$207	$441	$404
Cash in the reserve account	$2,211	$2,574	$1,495	$2,821	$2,559
Weighted average interest rate on loans	Prime + 1.22%	9.45%	9.26%	9.74%	9.54%
Discount rate assumptions(1)	4.8% to 11.8%	7.2% to 12.0%	7.8% to 12.6%	6.9% to 11.7%	7.2% to 12.0%
Prepayment rate assumption(2)	11.00%	10.00%	9.00%	9.00%	9.00%
Weighted average remaining life of loans(3)	3.63 years	3.75 years	3.74 years	5.07 years	4.94 years
Aggregate losses assumed(4)	2.64%	1.99%	5.63%	3.08%	2.86%
Aggregate losses to date	—%	—%	—%	—%	—%

(1)	The discount rates utilized were (i) 4.8% to 7.8% for our required overcollateralization, (ii) 8.7% to 9.6% for our reserve funds and (iii) 11.7% to 12.6% for our interest-only strip receivables; however, the interest-only strip receivable of the 2000 Joint Venture was written down to zero.
(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal payments considering other similar loans.
(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.
(4)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.3% to 0.8%. In addition, to the extent we have identified loans on which recovery of the underlying principal is in doubt, we reduce expected future cash flows by the anticipated shortfall.

The value of our Retained Interests is based on an estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, estimates are made in determining (i) the amount and timing of those cash flows and (ii) the discount rates. The amount and timing of cash flows is generally determined based on our estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the SPE. Actual loan losses and prepayments may vary significantly from our assumptions. The discount rates that we utilize in computing the net present value of future cash flows are based upon our estimate of the inherent risks associated with each cash flow stream. Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists. Therefore, if we were forced to immediately liquidate some or all of our Retained Interests, the proceeds of such liquidation may be significantly less than the current value of such Retained Interests.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In determining the fair value of our Retained Interests related to First Western for our SBA 7(a) transactions, our assumptions at September 30, 2002 included prepayment speeds ranging from 20% to 30% per annum, loss rates ranging from 0.3% to 0.6% per annum and discount rates ranging from 6.0% to 11.9%.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization which consists of the cash flows associated with the portion of the principal and interest collected by the SPE from the subordinated portion of the loans receivable sold (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation, and a portion of which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests consisted of the following:

	September 30, 2002

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

			(In thousands)
First Western	$—	$845	$1,926	$2,771	$2,321
1998 Partnership	1,594	1,757	932	4,283	3,755
1999 Partnership	4,117	2,090	2,228	8,435	7,977
2000 Joint Venture	2,948	786	—	3,734	3,533
2001 Joint Venture	4,752	2,253	3,654	10,659	9,505
2002 Joint Venture	5,078	2,019	2,486	9,583	9,048

	$18,489	$9,750	$11,226	$39,465	$36,139

	December 31, 2001

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

			(In thousands)
First Western	$—	$743	$2,238	$2,981	$2,587
1998 Partnership	1,871	2,048	1,150	5,069	4,686
1999 Partnership	4,428	2,441	3,149	10,018	9,532
2000 Joint Venture	3,083	1,238	989	5,310	5,091
2001 Joint Venture	4,397	1,825	3,937	10,159	9,656

	$13,779	$8,295	$11,463	$33,537	$31,552

The 2000 Joint Venture has $3.9 million of non-accrual loans receivable currently in the process of liquidation. Due to anticipated reductions in future cash flows related to these loans, our IO Receivable for the 2000 Joint Venture was written down to zero and the value of the Reserve Fund was also reduced. These value reductions caused realized losses of $1,394,000 which were recorded during the nine months ended September 30, 2002.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a sensitivity analysis of our Retained Interests as of September 30, 2002 to highlight the volatility that results when prepayments, losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

Losses increase by 50 basis points per annum(1)	$36,593,000	($2,872,000)
Losses increase by 100 basis points per annum(1)	$33,808,000	($5,657,000)
Rate of prepayment increases by 5% per annum(2)	$37,823,000	($1,642,000)
Rate of prepayment increases by 10% per annum(2)	$36,663,000	($2,802,000)
Discount rates increase by 100 basis points	$37,821,000	($1,644,000)
Discount rates increase by 200 basis points	$36,281,000	($3,184,000)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first be to reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

The following information summarizes the financial position of the SPEs at September 30, 2002 and December 31, 2001. We own 100% of the 1998 Partnership and the 1999 Partnership. At September 30, 2002, we owned approximately 28% of the 2000 Joint Venture, 61% of the 2001 Joint Venture and 61% of the 2002 Joint Venture. At December 31, 2001, we owned approximately 33% of the 2000 Joint Venture and 60% of the 2001 Joint Venture. Balances for the Joint Ventures represent 100% of the limited partnership interests.

Summary of Financial Position:

	1998 Partnership		1999 Partnership

	September 30,	December 31,	September 30,	December 31,
	2002	2001	2002	2001

		(In thousands)
Loans Receivable, Net	$27,209	$29,817	$40,959	$47,909

Total Assets	$29,870	$35,438	$46,115	$55,761

Notes Payable	$26,081	$30,663	$39,251	$47,560

Total Liabilities	$26,163	$30,792	$39,468	$47,823

Partners’ Capital	$3,707	$4,646	$6,647	$7,938

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

					2002 Joint
	2000 Joint Venture		2001 Joint Venture		Venture

	September 30,	December 31,	September 30,	December 31,	September 30,
	2002	2001	2002	2001	2002

	(In thousands)
Loans Receivable, Net	$74,342	$79,695	$75,972	$78,177	$69,493

Total Assets	$79,974	$85,716	$81,655	$83,600	$74,669

Notes Payable	$67,038	$71,100	$69,539	$71,768	$62,528

Total Liabilities	$67,241	$71,316	$69,724	$71,958	$62,702

Partners’ Capital	$12,733	$14,400	$11,931	$11,642	$11,967

The following information summarizes the results of operations of our SPEs. Amounts represent 100% of the limited partnership interests for the Joint Ventures.

Summary of Operations:

	Nine Months Ended September 30,

	1998 Partnership		1999 Partnership

	2002	2001	2002	2001

	(In thousands)
Interest Income	$1,354	$2,459	$3,200	$3,984

Total Revenues	$1,391	$2,528	$3,519	$4,171

Interest Expense	$765	$1,704	$2,072	$2,467

Total Expenses	$969	$1,791	$2,187	$2,602

Net Income	$422	$737	$1,332	$1,569

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	2002	2001	2002	2001(1)	2002(2)

	(In thousands)
Interest Income	$5,370	$6,033	$5,638	$2,066	$3,187

Total Revenues	$5,615	$6,256	$5,707	$2,223	$3,216

Interest Expense	$3,794	$3,979	$3,361	$1,228	$1,959

Total Expenses	$4,889	$4,163	$3,546	$1,285	$2,057

Net Income	$726	$2,093	$2,161	$938	$1,159

(1)	There were no operations prior to June 27, 2001.
(2)	There were no operations prior to April 12, 2002.

Our ownership of the Joint Ventures is based on our share of the capital of the respective Joint Ventures. Our share of the cash flows from the Joint Ventures is based upon the remaining principal balance of the underlying loans receivable contributed by us to the respective Joint Ventures.

Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	September 30, 2002			December 31, 2001

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture	Venture	Venture

	(In thousands)
Loans Receivable, Net	$23,995	$46,873	$42,518	$26,612	$48,648
Assets	$25,808	$50,374	$45,689	$28,589	$51,922
Liabilities	$22,209	$43,119	$38,370	$23,810	$44,933
Partners’ Capital	$3,599	$7,255	$7,319	$4,779	$6,989

     Our limited partnership allocation of the net income of the Joint Ventures was as follows:

	2002			2001

	Nine		Period From	Nine	Period From
	Months		April 12	Months	June 27
	Ended		(Inception) to	Ended	(Inception) to
	September 30,		September 30,	September 30,	to September 30,
	2002		2002	2001	2001

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture	Venture	Venture

	(In thousands)
Net Income (Loss)	$(633)	$1,294	$664	$504	$484

In accordance with SFAS No. 140, our consolidated financial statements do not include the SPE assets, liabilities, partners’ capital, revenues or expenses. As a result, at September 30, 2002 and December 31, 2001 our consolidated balance sheets do not include the $197.9 million and $171.7 million of assets, respectively, and

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

$169.3 million and $147.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions were $36.7 million and $30.6 million at September 30, 2002 and December 31, 2001, respectively.

The net unrealized appreciation on our Retained Interests at September 30, 2002 and December 31, 2001 was $3.3 million and $2.0 million, respectively. The net increase of $1.3 million primarily resulted from a decrease in the discount rates used to value our Retained Interests resulting from the lower interest rate environment at September 30, 2002 compared to December 31, 2001. Any appreciation (depreciation) of our Retained Interests is included in the accompanying statements of income as either realized loss (if there is a reduction in expected future cash flows) or unrealized gain (loss) on investments.

The income from our Retained Interests is comprised of the yield earned on our Retained Interests which is determined based on our estimates of future cash flows. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions affect the yield on our Retained Interests. The annualized yield on our Retained Interests was as follows:

	Nine Months		Three Months
	Ended September 30,		Ended September 30,

	2002	2001	2002	2001

Annualized Yield	13.6%	14.4%	12.9%	13.2%

We are the servicer for all loans held by the SPEs. Servicing fee income for the three months ended September 30, 2002 and 2001 related to loans receivable held by the SPEs was approximately $141,000 and $117,000, respectively. Servicing fee income for the nine months ended September 30, 2002 and 2001 related to loans receivable held by the SPEs was approximately $392,000 and $363,000, respectively. Servicing fee income is included in other investment income, net in our consolidated statements of income. We have not established a servicing asset or liability as our servicing fees are considered adequate compensation.

Pursuant to the trust indentures related to the Structured Notes, we received approximately $7.4 million and $6.3 million in cash distributions from our SPEs during the nine months ended September 30, 2002 and 2001, respectively.

Note 5. Notes and Debentures Payable:

We repaid $11,490,000 in debentures due the SBA during September 2002. Debentures outstanding at September 30, 2002 and December 31, 2001 were $19.8 million and $31.3 million, respectively.

We have a $10 million uncollateralized revolving credit facility, as amended, which expires March 2003. Advances pursuant to the credit facility bear interest at our option of the bank’s prime rate less 50 basis points or LIBOR plus 175 basis points. As of September 30, 2002 and December 31, 2001, we had no borrowings outstanding under this facility. The credit facility requires us to meet certain covenants (terms as defined in the agreement), the most restrictive of which requires that (i) the ratio of net charge-offs to net loans receivable not exceed 2%, (ii) the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries and (iii) the problem loans percentage cannot exceed 10% of our serviced loan portfolio. At September 30, 2002, we were in compliance with all covenants of this facility.

Our uncollateralized notes payable outstanding at both September 30, 2002 and December 31, 2001 were $45.0 million. The notes mature from December 2002 to July 2006 with a weighted average interest rate of 5.2% at September 30, 2002. These notes payable require us to meet certain covenants, the most restrictive of which require (i) that net loans receivable exceed 150% of funded debt, (ii) loan losses for any 12-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At September 30, 2002, we were in compliance with all covenants of these notes.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 6. Discontinued Operations:

At September 30, 2002 and December 31, 2001, the aggregate value of our assets acquired in liquidation, as reduced for anticipated selling costs, was estimated to be approximately $2,762,000 and $329,000, respectively. Our assets acquired in liquidation at September 30, 2002 consist primarily of three hotel properties. We are currently marketing these assets.

The discontinued operations of our assets acquired in liquidation consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands)
Room revenue	$97	$—	$48	$—
Salaries and wages	(103)	—	(66)	—
Other operating expenses	(271)	—	(152)	—

Loss from operations of assets held for sale	$(277)	$—	$(170)	$—

None of our assets acquired in liquidation held at September 30, 2001 were operating during the three or nine months ended September 30, 2001.

Note 7. Net Unrealized Appreciation (Depreciation) on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation (depreciation) on investments was comprised of the following:

	September 30,	December 31,
	2002	2001

	(In thousands)
Loans receivable	$(674)	$(443)
Retained Interests	3,326	1,985
Mortgage-backed security of affiliate	69	79
Assets acquired in liquidation	(563)	—

Net unrealized appreciation (depreciation) on investments	$2,158	$1,621

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Realized and unrealized gain (loss) on investments was as follows:

	Nine Months Ended September 30, 2002

		Assets
	Retained	Acquired	Loans
	Interests(1)	in Liquidation	Receivable	Total

Investments written-off	$(1,425,000)	$—	$(163,000)	$(1,588,000)
Sale of assets	—	—	1,463,000	1,463,000
Change in unrealized appreciation (depreciation) on investments	1,331,000	(563,000)	(231,000)	537,000

Total realized and unrealized gain (loss) on investments	$(94,000)	$(563,000)	$1,069,000	$412,000

(1)	Includes the mortgage-backed security of our affiliate.

	Three Months Ended September 30, 2002

		Assets
	Retained	Acquired	Loans
	Interests(1)	in Liquidation	Receivable	Total

Investments written-off	$(1,123,000)	$—	$—	$(1,123,000)
Change in unrealized appreciation (depreciation) on investments	981,000	(103,000)	(147,000)	731,000

Total realized and unrealized gain (loss) on investments	$(142,000)	$(103,000)	$(147,000)	$(392,000)

(1)	Includes the mortgage-backed security of our affiliate.

	Nine Months Ended September 30, 2001

		Assets
	Retained	Acquired	Loans
	Interests(1)	in Liquidation	Receivable	Total

Investments written-off	$(1,241,000)	$—	$(375,000)	$(1,616,000)
Sale of assets	—	—	2,732,000	2,732,000
Change in unrealized appreciation (depreciation) on investments	997,000	—	(157,000)	840,000

Total realized and unrealized gain (loss) on investments	$(244,000)	$—	$2,200,000	$1,956,000

(1)	Includes the mortgage-backed security of our affiliate.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended September 30, 2001

		Assets
	Retained	Acquired	Loans
	Interests(1)	in Liquidation	Receivable	Total

Investments written-off	$(536,000)	$—	$(61,000)	$(597,000)

Change in unrealized appreciation (depreciation) on investments	510,000	—	(155,000)	355,000

Total realized and unrealized gain (loss) on investments	$(26,000)	$—	$(216,000)	$(242,000)

(1)	Includes the mortgage-backed security of our affiliate.

Note 8. Earnings Per Common Share Computations:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average shares outstanding were 11,854,000 for the three and nine months ended September 30, 2002 and 2001. For purposes of calculating diluted earnings per share, the weighted average shares outstanding were increased by approximately 1,000 shares for the nine months ended September 30, 2001. There was no change in the weighted average shares outstanding for the effect of stock options during the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 since the stock options were anti-dilutive.

Earnings are defined as net operating income and realized and unrealized gain (loss) on investments and are reduced by the preferred stock dividend requirements of PMCIC.

Note 9. Dividends Paid and Declared:

In January, April and July 2002, we paid quarterly dividends of $0.20, $0.16 and $0.16 per share, respectively, to common shareholders of record on December 31, 2001, March 28, 2002, and June 28, 2002, respectively. The Board of Directors declared a dividend of $0.12 per share to common shareholders of record on September 30, 2002, which was paid on October 7, 2002. Dividends declared for the nine months ended September 30, 2002 and 2001 were $0.44 per share and $0.65 per share, respectively.

Note 10. Recently Issued Accounting Pronouncements:

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Note 11. Commitments and Contingencies:

Loan commitments and approvals outstanding at September 30, 2002, including the unfunded portion of projects in the construction phase, amounted to approximately $40.6 million. Of these commitments, $8.0 million are for loans to be originated by First Western, a portion of which we expect to be sold into the secondary market. Approximately 97% of these commitments are for variable-rate loans based on the prime rate or LIBOR at spreads over prime and LIBOR ranging from 1.00% to 2.75% and 3.25% to 4.50%, respectively. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PMC Capital and PMC Commercial have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Capital or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. The 2000 Joint Venture has $3.9 million of non-accrual loans receivable (contributed by PMC Capital) currently in the process of liquidation. We expect that there will be losses incurred upon liquidation of these loans. When these loans are liquidated, they will cause a deferral of cash flow to PMC Commercial and, as a result, interest would be charged until the cash flow from the Joint Venture repays PMC Commercial. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At September 30, 2002, our maximum exposure under these indemnification agreements was approximately $23.8 million which represents the value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reductions to us. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these indemnification agreements.

When our structured loan sale transactions were completed, the SPE entered into credit enhancement agreements that governed the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. Generally, the credit enhancement agreements contain specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, provisions of the credit enhancement agreements would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. As a result of the problem loans in the 2000 Joint Venture (described above), a credit enhancement event will be triggered effective November 15, 2002. As a consequence, some of our cash

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

flows relating to this transaction will be deferred to periods later than previously anticipated. The valuation of our Retained Interests at September 30, 2002 reflects this change in anticipated cash flows.

In the normal course of business, including the operation of our assets acquired in liquidation, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our consolidated financial position or results of operations.

Note 12. Subsequent Event:

On October 1, 2002, our affiliate PMC Funding, acquired two assisted care living facilities that are subject to mortgages held by PMC Capital. PMC Funding is operating one of the two facilities while the other facility is vacant. PMC Funding has applied for, but does not currently have, professional malpractice liability insurance for the operating assisted care living facility. It is possible that PMC Funding will not be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. A malpractice claim related to the operating assisted care living facility could have a material adverse effect on our results of operations. As of September 30, 2002, the underlying loans receivable held by PMC Capital related to these facilities were valued at approximately $816,000 and a $50,000 unrealized valuation loss was recorded during the three and nine months ended September 30, 2002. Management believes that the net proceeds from the sale of the facilities will equal or exceed the value of the loans receivable.

PART I
Financial Information

ITEM 2.
Management’s Discussion and Analysis of Financial Condition
and Results of Operations

INTRODUCTION

     We are a national small business lender. Our operations include originating, servicing and selling commercial loans. We primarily originate loans to individuals and small businesses in the limited service sector of the hospitality industry. We sell certain of our loans receivable through privately-placed structured loan transactions and sell the government guaranteed portion of our loans originated under the Small Business Administration (the “SBA”) 7(a) program. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan receivable for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in the sold loans receivable either directly or through our ownership in the special purpose entities (the “SPEs”) created in conjunction with our structured loan sale transactions. In addition, we operate as an investment manager to evaluate loans receivable and properties and to service loans receivable and lease contracts pursuant to fee arrangements with our affiliate, PMC Commercial Trust (“PMC Commercial”).

     The following discussion of our financial condition at September 30, 2002 and results of operations for the three and nine months ended September 30, 2002 and 2001 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

OVERVIEW

     Our results of operations during the first nine months of 2002 were negatively impacted by a combination of factors including: the low interest rate environment, investment losses, diminished loan origination volume, general economic conditions, lower earnings on our variable-rate loans compared to fixed-rate loans, the costs of operating foreclosed properties and reduced income on the cash and cash equivalents remaining to be invested from our April 2002 structured loan sale transaction. See “Results of Operations” for a detailed discussion of our operations during the three and nine months ended September 30, 2002 compared to 2001.

     Prior to 2001, other than loans originated under the SBA 7(a) program, we primarily originated fixed-rate loans. Commencing in the latter half of 2001, our ability to compete for fixed-rate lending opportunities declined. Interest rates have remained at historically low levels for a prolonged period of time providing the banking industry with the ability to offer fixed-rate “mini-perm” loans (i.e., five-year maturity, 20-year amortization) based on these low short-term rates. In contrast, the interest rates on our fixed-rate loan products are based on a longer term (10-year U.S. Treasuries) which remained at disproportionately higher levels than shorter term financial indices. As a result, our fixed interest rates offered were higher than the banks and our lending opportunities decreased. However, we have been able to compete more effectively by offering a LIBOR based variable-rate loan product. See “Economic Factors.”

     As of September 30, 2002, our variable-rate loans receivable were $57.6 million (79%) of our loans receivable, an increase of $19.1 million (50%) from December 31, 2001. The rise in variable-rate loans receivable at September 30, 2002 is a result of our variable-rate loan originations and the sale of fixed-rate loans receivable in our April 2002 structured loan sale transaction. At September 30, 2002, approximately 97% of our outstanding commitments were for variable-rate loans, and given the current interest rate market, we expect to continue to originate primarily variable-rate loans.

     As of September 30, 2002, our commitments to fund loans of approximately $40.6 million were greater than commitments of $18.2 million at September 30, 2001 and $18.7 million at June 30, 2002. Commitments have fixed expiration dates and require payment of a fee to us. Based upon current economic conditions, we anticipate that the loan origination volume for the fourth quarter of 2002 will range from $18 million to $23 million and that the loan origination volume for 2003 will range from $50 million to $60 million. However, there can be no assurance of the accuracy of these estimates. See “Economic Factors.”

     We primarily fund our commitments through structured loan sale transactions (“Structured Loan Sales”). The proceeds that we receive from the completion of Structured Loan Sales and prepayments are invested initially in temporary investments which generate less interest income and, as a result of the declining interest rate environment, have generally been re-loaned or committed to be re-loaned initially at lower interest rates. To the extent the prime rate or LIBOR increases (decreases), we would receive the benefit (reduction) from this increase (decrease) in variable interest rates. In addition, due to our decreased loan originations during the first nine months of 2002, the funds from our most recent transaction have been invested for a longer period of time than the proceeds from our prior Structured Loan Sales and our interest income, cash flows and financial condition have been, and will continue to be, negatively impacted until the proceeds are fully reinvested. See “Liquidity and Capital Resources – Uses of Funds – Loan Originations.” The proceeds from our April 2002 Structured Loan Sale, plus our previously available cash and cash equivalents, provided us with approximately $50.4 million in available funds to be reinvested. As of September 30, 2002, we had approximately $31.2 million of available cash and cash equivalents remaining to be invested. Based on current projections of our net cash requirements, we anticipate that these funds will not be fully invested until the first or second quarter of 2003.

Economic Factors

     LIBOR-Based Loan Program: Prior to 2001 we primarily originated fixed-rate loans. During 2001 we commenced marketing and selling a variable-rate loan product based on LIBOR which provides a lower cost variable interest rate alternative to our borrowers. We commenced the LIBOR-based loan program as a result of market conditions and recently this program has gained increased borrower acceptance. Most of our current commitments are based on LIBOR.

     Interest Income and Rates: The decreased loan origination volume during the first half of 2002 affected our interest income. Interest income will continue to be reduced if (i) principal payments on outstanding loans receivable exceed our loan originations, (ii) interest rates continue to decrease, or (iii) problem loans increase. As a result of our dependence on variable-rate loans, the continued prolonged low interest rate environment caused our interest income to be reduced. To the extent that rates remain at these historically low levels, or the prime rate or LIBOR decreases from current levels, we will earn less interest income. Alternatively, when rates rise in the future, the interest we earn on our performing variable-rate loans will increase. Effective November 7, 2002, the prime rate was decreased to 4.25% and LIBOR decreased to 1.40%.

     Interest Rate Spreads: Our net interest margin is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “spread differential”). A significant reduction in the spread differential may have a material adverse effect on our results of operations. Over the past few years the spread differential has been reduced causing decreased income from continuing operations. There can be no assurance that the spread differential will not continue to decrease. We believe that our LIBOR-based loan program will provide us with a spread differential that is greater than the spread differential we have historically received on our fixed-rate transactions due to the perception of a more efficient market for LIBOR-based structured loan sale transactions compared to fixed-rate structured loan sale transactions.

     Loan Origination Trend: During the first half of 2002, we experienced decreases in lending opportunities, loans funded and loan commitments compared to the prior year due to competition resulting from the interest rate environment and the economic uncertainty which specifically had an impact on the hospitality sector. As a result of the continuation of low short-term interest rates, banks continue to offer their “mini-perm” short-term loans at rates considerably lower than our long-term fixed-rate loans and often with less down payment requirements. In addition, as a result of the economic uncertainty following the tragic events of September 11th, fewer hospitality properties were marketed; therefore, fewer property sales required financing. However, during the third quarter of 2002, we perceived a change in the economic environment for limited service hospitality properties. More property owners were willing to refinance into variable-rate loans and more properties were being sold. As a result of our borrowers’ acceptance of our LIBOR-based lending program and other changes in the market, our loan commitments and lending opportunities increased.

     Competition: Our primary competition has come from banks, financial institutions and other finance companies. Many of these competitors have greater financial and larger managerial resources than us and are able to provide services that we are not able to provide (i.e., depository services). In general, we believe that we compete effectively with such entities on the basis of the variety of our lending programs offered, interest rates, our long-term maturities and payment schedules, the quality of our service, our reputation as a lender, timely credit analysis and greater responsiveness to renewal and refinancing requests from borrowers. In addition, the variety and flexibility of our lending programs enhances our ability to react to current market conditions.

     Hospitality Industry Factors: During 2001, there were reductions in business and discretionary travel causing a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). Although the Federal Reserve lowered interest rates during 2001 to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence, which continued into 2002, caused a significant strain on the travel and hotel industries as well as numerous other industries in the United States. However, the limited service segment of the hospitality industry has been less impacted and has continued to outperform the luxury and upscale sectors which experienced the weakest performance.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. As seen in the past, when gas prices sharply increase, occupancy rates decrease.

Fluctuations in Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:

•	The completion of a Structured Loan Sale in a particular period;
•	The spread between interest rates on the securities issued in connection with our structured loan transactions and the interest rates on the underlying loans receivable;
•	Interest rate changes;
•	The volume and timing of loan originations and the volume and timing of prepayments of our loans receivable;
•	Changes in the cash flows and/or assumptions underlying the valuation of our retained interests in transferred assets;
•	The recognition of gains or losses on investments;
•	The level of competition in our markets; and,
•	General economic conditions, especially those which affect the hospitality sector.

     As a result of these factors, quarterly results should not be relied upon as being indicative of performance in future quarters.

     In addition, to the extent a Structured Loan Sale is completed (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a retained interest in the loans sold. Until the proceeds are fully reinvested, the net impact of a Structured Loan Sale on future operating periods is a reduction in interest income, net of interest expense.

PORTFOLIO INFORMATION

Lending Activities

     General

     The recorded value of our loans receivable was $72.5 million and $107.4 million at September 30, 2002 and December 31, 2001, respectively. During the nine months ended September 30, 2002 and 2001, we originated loans totaling $27.7 million and $58.4 million and received repayments, including proceeds from the sale of our guaranteed SBA 7(a) program loans, of $16.7 million (of which approximately $9.5 million represented prepayments) and $13.0 million (of which approximately $1.1 million represented prepayments), respectively. During the year ended December 31, 2001, we originated $66.0 million of loans. Our commitments to fund new loans increased to $40.6 million at September 30, 2002 from $19.5 million at December 31, 2001 and $18.7 million at June 30, 2002. See “Liquidity and Capital Resources.” Our serviced loan portfolio (which includes our loans receivable which have been sold through Structured Loan Sales and the sold government guaranteed portion of loans originated under the SBA 7(a) program (together, our “Sold Loans”) decreased by $13.7 million (4%) to $308.1 million at September 30, 2002 from $321.8 million at December 31, 2001.

     Effective October 1, 2002, the SBA temporarily changed its policy on origination of loans to limit the maximum loan amount to $500,000. While our SBA 7(a) loan origination volume has not been significant, the effect of this change will likely be to reduce our SBA 7(a) lending in future periods and reduce our proceeds from the sale of SBA 7(a) loans to the secondary market and consequently our premium income.

     At September 30, 2002 and December 31, 2001, approximately $57.6 million and $38.5 million, respectively, of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either the prime rate or LIBOR. The spread that we charge over the prime rate generally ranges from 1.0% to 2.5%. The spread that we charge over LIBOR generally ranges from 3.50% to 4.50%. The prime rate and LIBOR used in determining interest rates charged to our borrowers for the fourth quarter of 2002 were 4.75% and 1.76%, respectively. To the extent the prime rate or LIBOR changes, we will have changes in interest income from our variable-rate loans receivable. Effective November 7, 2002, the prime rate was decreased to 4.25% and LIBOR decreased to 1.40%.

     Prepayment Activity

     We experienced increased prepayment activity on our loans receivable as a result of the interest rate environment (the prime rate and yield on treasury notes decreased substantially during 2001 and 2002), and we believe that we may continue to experience prepayment activity at high levels, particularly in relation to our fixed-rate loans receivable, to the extent that interest rates remain at these low levels. Many of our prepayment charges for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain of our loans receivable have a prohibition on prepayment during their initial years. Our SBA 7(a) loans receivable did not have any prepayment charges for loans originated prior to January 2001 in accordance with SBA policy. The SBA changed its policy on prepayment charges to allow the SBA to collect a 5% fee for loans prepaid in the first year, 3% in the second year and 1% in the third year. This change in SBA policy may lessen the amount of prepayments received during the first three years after the closing of an SBA guaranteed loan.

     The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:

•	The competitive lending environment (i.e., availability of alternative financing);
•	The anticipated interest rate environment (i.e., if interest rates are expected to rise or decline);
•	The amount of the prepayment charge; and,
•	The interest rate on the loan receivable.

     When retained loans receivable are paid-off prior to their maturity we generally receive prepayment charges. Prepayment charges result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and are generally re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our interest income, and depending upon the rate of future prepayments, may further impact our interest income. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in others which might magnify or counteract the rate or volume of prepayment activity.

     Problem Loans

     Problem loans (“Problem Loans”) are loans receivable which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which its fair value is less than the remaining unamortized principal balance. Problem Loans do not include those loans receivable that we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral (“Special Mention Loans”). However, there can be no assurance that Special Mention Loans will not become Problem Loans in the future if there is deterioration of the value of the collateral. The value of our loans receivable at September 30, 2002 has been reduced by unrealized losses of $674,000. During 2001 and 2002, we experienced an increase in Problem Loans and, as a result, an increase in unrealized and realized losses. This trend in Problem Loans is primarily a result of current economic conditions (see “Economic Factors”). In addition, our increased unrealized and realized losses are partially a result of the reduced value of distressed properties in the limited service hospitality industry. Due to the increased number of properties being marketed, the value of the collateral for our Problem Loans has decreased.

     Our Problem Loans and Special Mention Loans were as follows:

	September 30, 2002	December 31, 2001

	(Dollars in thousands)
Problem Loans:
Loans receivable	$2,838	$6,152
Sold loans	6,520	1,799

	$9,358	$7,951

Special Mention Loans:
Loans receivable	$908	$1,433
Sold loans	697	6,456

	$1,605	$7,889

Percentage Problem Loans:
Loans receivable	3.9%	5.7%
Sold loans	3.5%	1.1%

Percentage Special Mention Loans:
Loans receivable	1.3%	1.4%
Sold loans	0.4%	4.1%

     In addition, we had approximately $2.4 million of retained loans which are not considered either Problem Loans or Special Mention Loans whose value has been reduced by approximately $214,000 at September 30, 2002.

     Our retained Problem Loans as of December 31, 2001 included two limited service hospitality properties we acquired through foreclosure during the first quarter of 2002. The aggregate value of these properties, as reduced for anticipated selling costs, was estimated to be $2.1 million. See “Assets Acquired in Liquidation.” Our sold Problem Loans as of September 30, 2002 include $3.9 million of non-accrual loans currently in the process of liquidation. At December 31, 2001, these sold loans were classified as Special Mention Loans.

Retained Interests in Transferred Assets (“Retained Interests”)

     At September 30, 2002 and December 31, 2001 the recorded value of our Retained Interests was $39.5 million and $33.5 million, respectively. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. The components of our Retained Interests are the required overcollateralization, the cash reserves and an interest-only strip receivable.

     The fair value of our Retained Interests is determined based on the present value of future cash flows we expect to receive from the SPEs. The future cash flows are based in part upon our estimates of prepayment speeds, loan losses and discount rates. We estimate prepayment speeds and loan losses based on the current and anticipated interest rate environment, the current and anticipated competitive environment and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

     The net unrealized appreciation on our Retained Interests at September 30, 2002 and December 31, 2001 was $3.3 million and $2.0 million, respectively. The net increase of $1.3 million resulted primarily from a decrease in the discount rates used to value our Retained Interests resulting from the lower interest rate environment at September 30, 2002 compared to December 31, 2001

     The 2000 Joint Venture has $3.9 million of non-accrual loans receivable currently in the process of liquidation. Due to anticipated reductions in future cash flows related to these loans, the interest-only strip receivable for the 2000 Joint Venture was written down to zero and the value of the reserve fund was also reduced. Any appreciation (depreciation) of our Retained Interests is included in the accompanying statements of income as either realized loss (if there is a reduction in expected future cash flows) or unrealized gain (loss) on investments.

Assets Acquired in Liquidation

     At September 30, 2002, the aggregate recorded value of our assets acquired in liquidation of approximately $2.8 million consisted primarily of three hotel properties. With regard to properties acquired through foreclosure: (i) deferred maintenance issues must be addressed prior to operation of the property or (ii) it may not be economically justified to operate the property prior to its sale. At September 30, 2002, two hotel properties were operating and the third hotel property is expected to open during the fourth quarter of 2002 once we complete the deferred maintenance. The operations of the hotels are reflected as discontinued operations in the accompanying statements of income.

     We are currently incurring significant costs, primarily operating losses and additional capital expenditures, on our assets acquired in liquidation. We are marketing these assets and implementing new operating plans to stimulate revenue at the properties. There can be no assurance that we will be able to complete the sales of these properties in the near future; therefore, operating losses (included in discontinued operations in the accompanying statements of income) will likely continue and may be substantial.

     In addition, in October 2002, our affiliate PMC Funding Corp. acquired two assisted care living facilities that are subject to mortgages held by PMC Capital. PMC Funding Corp. is operating one of the two assisted care living facilities while the other facility is vacant. As of September 30, 2002, the underlying loans receivable held by PMC Capital related to these facilities were valued at approximately $816,000. The assets will be classified as loans receivable from affiliate on our consolidated balance sheet (i.e., they will not be included as assets acquired in liquidation). The operations of the assisted care living facilities will be reflected as equity in income (loss) of unconsolidated subsidiaries, net in our statements of income.

     In conjunction with our assets acquired in liquidation, we are subject to numerous laws and government regulations, including environmental, occupational health and safety, labor laws, state and local taxes and laws relating to access for disabled persons.

     In addition, PMC Funding Corp. has applied for, but does not currently have, professional malpractice liability insurance for the operating assisted care living facility, and it is possible that PMC Funding Corp. will not be able to obtain or maintain such insurance on acceptable terms or that any insurance obtained will provide adequate coverage against potential liabilities. A malpractice claim related to the assisted care living facility could have a material adverse effect on our results of operations.

CRITICAL ACCOUNTING MATTERS AND ESTIMATES

     Our discussion and analysis of our financial condition and our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. Our management has discussed the development and selection of these critical accounting matters and estimates with the audit committee of the Board of Directors (the “Board”) and the audit committee has reviewed the Company’s disclosure relating to these matters and estimates included in this quarterly report.

Principles of Consolidation

     Our consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). PMC Advisers, Ltd. and its subsidiary and PMC Funding Corp. and its subsidiary are accounted for using the equity method of accounting in conformity with Federal securities laws. SPEs created in conjunction with our Structured Loan Sales are accounted for in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). Under SFAS No. 140, interests in the SPEs are accounted for as Retained Interests in our consolidated financial statements.

Fair Value Accounting

     Our investments are valued at the Board’s determination of fair value with the resulting unrealized gains and losses being recorded through earnings. Fair value in accordance with generally accepted accounting principles for investment companies includes the concept of “orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.” Below we discuss the critical accounting matters related to the valuation of our loans receivable, Retained Interests and assets acquired in liquidation.

Valuation of Loans Receivable

     The valuation of our loans receivable is determined by our Board. There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans receivable may adversely affect our ability to dispose of such loans at times when it may be advantageous for us to liquidate such investments. The valuation of our loans receivable is adjusted on a quarterly basis to reflect the good faith determination of our Board as to the current fair value of the loans. In the absence of a readily ascertainable market, the value of our loans receivable may differ significantly from the values that would be placed on the loans receivable if a ready market existed. Therefore, if we were forced to immediately liquidate some or all of our loans receivable, the proceeds of such liquidation may be significantly less than the current value of such loans receivable.

     On an ongoing basis, the Board values our loans receivable through an assessment of the recoverability of individual loans. The Board values an individual loan based on the borrower’s payment history, collateral value, guarantor support and other factors. If significant doubt exists as to the ultimate realization of a loan, the Board will reduce the fair value accordingly. The determination of whether significant doubt exists regarding the ultimate realization of a loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the lodging industry and the economy may cause a decline in the fair value of the loan, and ultimately unrealized and realized losses. The Board has determined the fair value of our loans receivable to approximate the remaining unamortized principal of the loan, unless there is doubt as to the realization of the loan receivable. When doubt exists, the fair value of the loan receivable is then based upon the value of the collateral which may involve (i) cash flow/revenue multiples, (ii) property tax assessments, (iii) historical information and (iv) updated appraisals in certain circumstances. In addition, we generally review all loan origination underwriting documentation including the appraisal. If a determination is made that significant doubt exists as to the ultimate collection of our loans receivable, the effect on our results of operations may be material.

     Our loan losses (realized and unrealized) were 0.73% (73 basis points) of our weighted average outstanding loans receivable during the 12-month period ended September 30, 2002. To the extent one or several of our loans experience significant operating difficulties and we are forced to liquidate the loan, future losses may be substantial. The change in assets and net income if our loan losses were to increase is as follows:

Change in Assets and Net Income

Annual loan losses increase by 50 basis points	($368,000)
Annual loan losses increase by 100 basis points	($736,000)

Valuation of Retained Interests

     Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, the Board’s determination of the fair value may vary significantly from what a willing buyer would pay for these assets. If we were forced to immediately liquidate some or all of our Retained Interests, the proceeds of such liquidation may be significantly less than the current value of such Retained Interests. The fair value of our Retained Interests is determined based on the present value of estimated future cash flows from the SPEs. The estimated future cash flows are calculated based on assumptions concerning, among other things, loan losses, prepayment speeds and discount rates. We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If the prepayment speeds occur at a faster rate than anticipated or future loan losses occur quicker than expected or in amounts greater than expected, the value of the Retained Interests will decline and total income in future periods would be reduced. If prepayments occur slower than anticipated or future loan losses are less than expected, cash flows would exceed estimated amounts, the value of our Retained Interest would increase and total income in future periods would be enhanced. Actual prepayments and loan losses may vary significantly from our assumptions. Although we believe that we have made reasonable assumptions as to the future cash flows of the structured loan transactions, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. The discount rates that we utilize in computing the net present value of future cash flows are based on an estimate of the inherent risks associated with each cash flow stream.

     The valuation of our Retained Interests is our most volatile critical accounting matter because the valuation is dependent upon estimates of future cash flows that are dependent upon the performance of the underlying loans receivable. Prepayments or losses in excess of estimates will cause us to incur losses. To date, we have not incurred any principal losses on the loans sold to the joint ventures; however, continuation of this performance is not anticipated. The 2000 Structured Loan Sale has $3.9 million of non-accrual loans receivable (contributed by PMC Capital) currently in the process of liquidation. To the extent we have identified loans on which recovery of the underlying principal is in doubt, we reduced expected future cash flows by the anticipated shortfall. In addition, future annualized loan losses of over 30 basis points were estimated on all of our structured loan transactions. At September 30, 2002, we have identified four sold loans ($6.5 million), including the $3.9 million of non-accrual loans described above, and one sold loan ($697,000) that we consider Problem Loans and a Special Mention Loan, respectively. If we have to liquidate these loans, losses may exceed estimates and the value of our Retained Interests will decline. In addition, prepayments in excess of assumptions will cause a decline in the value of our Retained Interests relating to the excess funds (our interest-only strip receivable) expected from our Structured Loan Sales. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that joint venture’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. The “spread’ that is lost may be offset in part or in whole by the prepayment fee that we collect.

     The following is a sensitivity analysis of our Retained Interests as of September 30, 2002 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

Changed Assumption	Pro-Forma Value	Asset Change

Losses increase by 50 basis points per annum(1)	$36,593,000	($2,872,000)
Losses increase by 100 basis points per annum(1)	$33,808,000	($5,657,000)
Rate of prepayment increases by 5% per annum(2)	$37,823,000	($1,642,000)
Rate of prepayments increases by 10% per annum(2)	$36,663,000	($2,802,000)
Discount rates increase by 100 basis points	$37,821,000	($1,644,000)
Discount rates increase by 200 basis points	$36,281,000	($3,184,000)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.
(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

Valuation of Assets Acquired in Liquidation

     The valuation of our assets acquired in liquidation is determined by our Board. Our Board monitors the fair value of our assets acquired in liquidation on an ongoing basis. This valuation is based upon the value of the collateral, necessary capital improvements and expected holding costs. The fair value of the collateral is determined on an individual asset basis and may involve (i) discussions with brokers, (ii) cash flow/revenue multiples, (iii) property tax assessments, (iv) historical information and (v) updated appraisals in certain circumstances. In addition, we review all loan origination underwriting documentation including the appraisal and generally conduct a site visit. This value is then reduced by expected holding costs, including, but not limited to, legal fees, appraisal costs, delinquent property taxes and capital expenditures related to improvements or replacements of capital assets. The valuation of our assets acquired in liquidation is adjusted on a quarterly basis to reflect the good faith determination of our Board as to the current fair value of the assets. If we were forced to immediately liquidate some or all of our assets acquired in liquidation, the proceeds of such liquidation may be significantly less than the current value of such assets acquired in liquidation.

     The determination of fair value requires judgment and consideration of the facts and circumstances existing at the evaluation date. Adverse changes to the facts and circumstances of the property, the industry and/or the economy will impact the Board’s determination of value and may require valuation losses which may be material to our results of operations.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

     Overview

     Net operating income (“NOI”) decreased by $2,639,000 (38%), to $4,281,000 during the nine months ended September 30, 2002 from $6,920,000 during the nine months ended September 30, 2001. NOI does not include realized and unrealized gain (loss) on investments. Net operating income and realized and unrealized gain (loss) on investments (“net income”) decreased by $4,183,000 (47%), to $4,693,000 during the nine months ended September 30, 2002 from $8,876,000 during the nine months ended September 30, 2001. Earnings per share decreased $0.35 (48%), to $0.38 per share during the nine months ended September 30, 2002 from $0.73 per share during the nine months ended September 30, 2001. The decrease in net income is primarily due to:

•	decreased interest income of $3,276,000 due to (i) the sale of $43.2 million and $49.2 million of loans receivable in our Structured Loan Sales completed in April 2002 and June 2001, respectively, and (ii) an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans;
•	a reduction in the gain on sale of assets of $1,269,000 due to a smaller volume of loans sold and decreased anticipated cash flows due to reduced net interest spread;
•	realized and unrealized losses from our Retained Interests (excluding the benefit from the change in discount rates described below) increased by approximately $1.0 million from approximately $900,000 during the nine months ended September 30, 2001 to approximately $1.9 million during the nine months ended September 30, 2002;
•	an increase of $563,000 in unrealized losses from our assets acquired in liquidation due primarily to collateral devaluation, greater than anticipated capital expenditures and increases in expected holding costs related to these assets; and
•	a loss from operations of assets held for sale of $277,000 as a result of operating losses associated with our two operating hotel properties included in assets acquired in liquidation.

Partially offsetting these decreases in net income were:

•	a benefit from the change in discount rates utilized in the valuation on our Retained Interests of approximately $1.1 million from a valuation increase of approximately $700,000 during the nine months ended September 30, 2001 to a valuation increase of approximately $1.8 million during the nine months ended September 30, 2002;
•	a decrease in interest expense of $648,000 due to decreasing variable rates of interest on our LIBOR based notes payable and the repayment in September 2002 of $11,490,000 in debentures due the SBA; and,
•	a decrease in salaries and related benefits of $291,000.

     Significant changes in our income and expenses are further described below.

     Income

     Interest income decreased by $3,276,000 (36%), to $5,790,000 for the nine months ended September 30, 2002 from $9,066,000 for the nine months ended September 30, 2001. The decrease is primarily the result of a decrease in variable interest rates and a decrease in our weighted average loans receivable outstanding due primarily to the sale of $49.2 million and $43.2 million in loans receivable in Structured Loan Sales completed on June 27, 2001 and April 12, 2002, respectively.

     Interest income consisted of the following:

	Nine Months Ended September 30,		Increase (Decrease)

	2002	2001	Amount	Percentage

	(Dollars in thousands)
Interest income — loans	$5,117	$8,138	$(3,021)	(37.1%)
Commitment fees collected	228	490	(262)	(53.5%)
Interest income — other investments	445	438	7	1.6%

	$5,790	$9,066	$(3,276)	(36.1%)

     The average prime rate and LIBOR (utilized in the determination of our quarterly variable rates) decreased by 333 basis points and 244 basis points, respectively, from the nine months ended September 30, 2001 to the nine months ended September 30, 2002. Our weighted average loans receivable outstanding decreased $20.7 million (19%) to $89.1 million during the nine months ended September 30, 2002 from $109.8 million during the nine months ended September 30, 2001. Approximately 79% and 37% of our loans receivable had variable rates of interest as of September 30, 2002 and 2001, respectively. The sharp rise in the percentage of variable-rate loans receivable at September 30, 2002 is a result of new variable-rate loan originations and the sale of fixed-rate loans receivable in the April 2002 Structured Loan Sale. In addition, commitment fees collected decreased due to decreased loan originations.

     Income from Retained Interests decreased by $15,000 (-%), to $3,799,000 for the nine months ended September 30, 2002 from $3,814,000 for the nine months ended September 30, 2001. The income from Retained Interests is comprised of the yield on our Retained Interests. The annualized yield on our Retained Interests decreased to 13.6% during the nine months ended September 30, 2002 from 14.4% during the nine months ended September 30, 2001; however, our weighted average Retained Interests increased due primarily to the Structured Loan Sale completed in April 2002.

     Interest expense

     Interest expense decreased by $648,000 (16%), to $3,496,000 during the nine months ended September 30, 2002 from $4,144,000 during the nine months ended September 30, 2001. Interest expense results primarily from interest on (i) our notes payable ($45.0 million outstanding as of both September 30, 2002 and 2001) with a weighted average interest rate of 5.2% and weighted average remaining maturity of 2.1 years as of September 30, 2002 and (ii) debentures due the SBA ($19.8 million outstanding as of September 30, 2002 and $31.3 million outstanding as of September 30, 2001), with a weighted average interest rate of approximately 7.4% and weighted average remaining maturity of 4.6 years as of September 30, 2002. The primary reasons for the decrease in interest expense were (i) a reduction in the average interest rates on our LIBOR-based notes payable of 244 basis points ($25.0 million in variable rate debt outstanding as of both September 30, 2001 and 2002) from the nine months ended September 30, 2001 to the nine months ended September 30, 2002 and (ii) the repayment on September 3, 2002 of $11,490,000 in debentures due the SBA which had a weighted average interest rate of approximately 8.0%.

     Other operating expenses

     Other operating expenses decreased by $204,000 (4%), to $4,403,000 during the nine months ended September 30, 2002 from $4,607,000 during the nine months ended September 30, 2001. Other operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent, legal and accounting, SBA fees and directors and shareholders expense. The primary reason for the decrease was salaries and related benefits which decreased $291,000 (9%), to $2,928,000 during the nine months ended September 30, 2002 from $3,219,000 during the nine months ended September 30, 2001. The decrease was mainly as a result of decreased number of employees and a reduction in bonuses including the cost of an employee incentive bonus program in 2001 based on loan volume. This decrease was partially offset by an increase in Small Business Administration fees which increased $70,000 (85%) to $152,000 during the nine months ended September 30, 2002 from $82,000 during the nine months ended September 30, 2001. The increase was primarily a result of fees associated with the repayment of SBA debentures in September 2002.

     Discontinued operations

     Our loss from the operations of our assets held for sale was $277,000 during the nine months ended September 30, 2002 and primarily represents the operating losses of two limited service hospitality properties included in assets acquired in liquidation. None of our assets acquired in liquidation held at September 30, 2001 were operating during the nine months ended September 30, 2001.

     Realized and unrealized gain (loss) on investments

     Realized and unrealized gain (loss) on investments decreased $1,544,000 to a gain of $412,000 during the nine months ended September 30, 2002 compared to a gain of $1,956,000 during the nine months ended September 30, 2001. Our realized and unrealized gain (loss) on investments consisted of the following:

	Nine Months Ended September 30, 2002

		Assets
	Retained	Acquired	Loans
	Interests(1)	in Liquidation	Receivable	Total

Investments written-off	$(1,425,000)	$—	$(163,000)	$(1,588,000)
Sale of assets	—	—	1,463,000	1,463,000
Change in unrealized appreciation (depreciation) on investments	1,331,000	(563,000)	(231,000)	537,000

Total realized and unrealized gain (loss) on investments	$(94,000)	$(563,000)	$1,069,000	$412,000

(1)	Includes the mortgage-backed security of our affiliate.

	Nine Months Ended September 30, 2001

		Assets
	Retained	Acquired	Loans
	Interests(1)	in Liquidation	Receivable	Total

Investments written-off	$(1,241,000)	$—	$(375,000)	$(1,616,000)
Sale of assets	—	—	2,732,000	2,732,000
Change in unrealized appreciation (depreciation) on investments	997,000	—	(157,000)	840,000

Total realized and unrealized gain (loss) on investments	$(244,000)	$—	$2,200,000	$1,956,000

(1)	Includes the mortgage-backed security of our affiliate.

     The primary reason for the unrealized appreciation of $1,331,000 on our Retained Interests during the nine months ended September 30, 2002 was a decrease in the discount rates used to value our Retained Interests. Unrealized gains of approximately $1,761,000 were recorded during the nine months ended September 30, 2002 as a result of a decrease in our discount rates. The decrease in discount rates was a result of the lower interest rate environment at September 30, 2002 compared to December 31, 2001. Offsetting a portion of these unrealized gains from the reduction in discount rates were unrealized losses of $430,000 and realized losses of $1,425,000 resulting primarily from (i) increased anticipated losses related primarily to the 2000 Structured Loan Sale and (ii) lower than anticipated income on our underlying loans receivable and reserve funds. In conjunction with the losses described above related to the 2000 Structured Loan Sale, the interest-only strip receivable for the 2000 Joint Venture was written down to zero and the value of the reserve fund was also reduced. Realized losses of $1,394,000 relate to the anticipated reductions in future cash flows of the 2000 Joint Venture during the nine months ended September 30, 2002. The primary reason for the unrealized appreciation of $997,000 during the nine months ended September 30, 2001 was a decrease in the discount rates used to value our Retained Interests. Unrealized appreciation of approximately $666,000 were recorded during the nine months ended September 30, 2001 as a result of the decrease in our discount rates. The decrease in discount rates was a result of the lower interest rate environment at September 30, 2001 compared to December 31, 2000. Offsetting a portion of these unrealized gains from the reduction in discount rates were realized losses of $1,241,000 resulting primarily from (i) a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and (ii) lower than anticipated income on our reserve funds and underlying loans receivable.

     We recognized $394,000 of net loan losses during the nine months ended September 30, 2002 compared to $532,000 in net loan losses during the nine months ended September 30, 2001. Loan losses (including the change in unrealized appreciation (depreciation) on loans) were 0.73% and 0.60% of our weighted average outstanding loans receivable during the 12-month periods ended September 30, 2002 and 2001, respectively.

     We recorded $563,000 in unrealized losses on our assets acquired in liquidation during the nine months ended September 30, 2002. The loss is primarily related to devaluation of collateral, additional capital expenditures and increased expected holding costs related to our assets acquired in liquidation. There were no losses on our assets acquired in liquidation during the nine months ended September 30, 2001.

     During April 2002, we sold $43.2 million of loans receivable and recognized a gain of $1,463,000. During June 2001, we sold $49.2 million of our loans receivable and recognized a gain of $2,732,000. The decrease in gain recognized of $1,269,000 was primarily due to the smaller pool of sold loans and a reduced “net interest spread.” The net interest spread is the difference between the weighted average interest rate on the sold loans receivable compared to the coupon rate on the debt issued by the SPE. At the time the transactions were completed, our net interest rate spread was 2.86% related to our 2002 Structured Loan Sale compared to our net interest rate spread of 3.42% related to our 2001 Structured Loan Sale.

Three Months Ended September 30, 2002 Compared to the Three Months Ended September 30, 2001

     Overview

     NOI decreased $1,191,000 (56%), to $941,000 during the three months ended September 30, 2002 from $2,132,000 during the three months ended September 30, 2001. NOI does not include realized and unrealized gain (loss) on investments. Net income decreased by $1,341,000 (71%), to $549,000 during the three months ended September 30, 2002 from $1,890,000 during the three months ended September 30, 2001. Earnings per share decreased $0.11 (73%), to $0.04 per share during the three months ended September 30, 2002 from $0.15 per share during the three months ended September 30, 2001. The decrease in net income is primarily due to:

•	realized and unrealized losses on our Retained Interests (excluding the benefit from the change in discount rates described below) increased by approximately $1.3 million during the three months ended September 30, 2002;
•	decreased interest income of $1,034,000 due to (i) the sale of $43.2 million of loans receivable in our Structured Loan Sale completed in April 2002 and (ii) an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans;
•	a loss from operations of assets held for sale of $170,000 due to operating losses associated with our two operating hotel properties included in assets acquired in liquidation; and,

•	an increase of $103,000 in unrealized losses from our assets acquired in liquidation due primarily to greater than anticipated capital expenditures and increases in expected holding costs related to these assets.

Partially offsetting these decreases in net income were:

•	a benefit from the change in discount rates utilized in the valuation on our Retained Interests of approximately $1.2 million during the three months ended September 30, 2002. There was no change in discount rates utilized during the three months ended September 30, 2001; and,
•	a decrease in interest expense of $228,000 due to decreasing variable rates of interest on our LIBOR based notes payable and repayment in September 2002 of $11,490,000 in debentures due the SBA.

     Significant changes in our income and expenses are further described below.

     Income

     Interest income decreased by $1,034,000 (40%), to $1,533,000 for the three months ended September 30, 2002 from $2,567,000 for the three months ended September 30, 2001. The decrease is primarily due to (i) a decrease in variable interest rates and (ii) a decrease in our weighted average loans receivable outstanding due primarily resulting from the sale of $43.2 million in loans receivable in our Structured Loan Sale completed in April 2002.

     Interest income consisted of the following:

	Three Months Ended September 30,		Increase (Decrease)

	2002	2001	Amount	Percentage

	(Dollars in thousands)
Interest income — loans	$1,252	$2,278	$(1,026)	(45.0%)
Commitment fees collected	94	76	18	23.7%
Interest income — other investments	187	213	(26)	(12.2%)

	$1,533	$2,567	$(1,034)	(40.3%)

     The average prime rate and LIBOR (utilized in the determination of our quarterly variable rates) decreased by 200 basis points and 197 basis points, respectively, from the quarter ended September 30, 2001 to the quarter ended September 30, 2002. Our weighted average loans receivable outstanding decreased $23.0 million (25%) to $69.9 million during the three months ended September 30, 2002 from $92.9 million during the three months ended September 30, 2001. Approximately 79% and 37% of our loans receivable had variable rates of interest as of September 30, 2002 and 2001, respectively. The sharp rise in the percentage of variable-rate portfolio at September 30, 2002 is a result of new variable-rate loan originations and the sale of fixed-rate loans receivable in the April 2002 Structured Loan Sale.

     Income from Retained Interests decreased by $74,000 (5%), to $1,281,000 for the three months ended September 30, 2002 from $1,355,000 for the three months ended September 30, 2001. The income from our Retained Interests is comprised of the yield on our Retained Interests. The annualized yield on our Retained Interests decreased to 12.9% during the three months ended September 30, 2002 from 13.2% during the three months ended September 30, 2001. In addition, the weighted average balance of our Retained Interests decreased due primarily to valuation losses related to the 2000 Structured Loan Sale.

     Interest expense

     Interest expense decreased by $228,000 (17%), to $1,119,000 during the three months ended September 30, 2002 from $1,347,000 during the three months ended September 30, 2001. The primary reasons for the decrease were (i) a reduction in the average interest rates on our LIBOR based notes payable of 197 basis points from the three months ended September 30, 2001 to the three months ended September 30, 2002 and (ii) the repayment on September 3, 2002 of $11,490,000 in debentures due the SBA which had a weighted average interest rate of approximately 8.0%.

     Other operating expenses

     Other operating expenses increased by $117,000 (9%), to $1,474,000 during the three months ended September 30, 2002 from $1,357,000 during the three months ended September 30, 2001. The primary reason for the increase was Small Business Administration fees which increased $72,000 (343%), to $93,000 during the three months ended September 30, 2002 from $21,000 during the three months ended September 30, 2001. The increase was primarily a result of fees associated with the repayment of our SBA debentures in September 2002.

     Discontinued operations

     Our loss from the operations of our assets held for sale was $170,000 during the three months ended September 30, 2002 and primarily represents the operating losses of two limited service hospitality properties included in assets acquired in liquidation. None of our assets acquired in liquidation held at September 30, 2002 were operating during the three months ended September 30, 2001.

     Realized and unrealized gain (loss) on investments

     Realized and unrealized gain (loss) on investments decreased $150,000 to a loss of $392,000 during the three months ended September 30, 2002 compared to a loss of $242,000 during the three months ended September 30, 2001. Realized and unrealized gain (loss) on investments consisted of the following:

	Three Months Ended September 30, 2002

		Assets
	Retained	Acquired	Loans
	Interests(1)	in Liquidation	Receivable	Total

Investments written-off	$(1,123,000)	$—	$—	$(1,123,000)
Change in unrealized appreciation (depreciation) on investments	981,000	(103,000)	(147,000)	731,000

Total realized and unrealized gain (loss) on investments	$(142,000)	$(103,000)	$(147,000)	$(392,000)

(1)	Includes the mortgage-backed security of our affiliate.

	Three Months Ended September 30, 2001

		Assets
	Retained	Acquired	Loans
	Interests(1)	in Liquidation	Receivable	Total

Investments written-off	$(536,000)	$—	$(61,000)	$(597,000)
Change in unrealized appreciation (depreciation) on investments	510,000	—	(155,000)	355,000

Total realized and unrealized gain (loss) on investments	$(26,000)	$—	$(216,000)	$(242,000)

(1)	Includes the mortgage-backed security of our affiliate.

     The primary reason for the unrealized appreciation of $981,000 on our Retained Interests during the three months ended September 30, 2002 was a decrease in the discount rates used to value our Retained Interests. Unrealized gains of $1,167,000 were recorded during the three months ended September 30, 2002 when we decreased our discount rates as a result of the lower interest rate environment at September 30, 2002 compared to June 30, 2002. Offsetting a portion of these unrealized gains were unrealized losses of $186,000 and realized losses of $1,123,000 resulting primarily from (i) increased anticipated losses related primarily to the 2000 Structured Loan Sale and (ii) lower than anticipated income on our underlying loans receivable and reserve funds. In conjunction with the losses described above related to the 2000 Structured Loan Sale, the interest-only strip receivable for the 2000 Joint Venture was written down to zero and the value of the reserve fund was also reduced. Realized losses of $1,106,000 relate to the anticipated reductions in future cash flows of the 2000 Joint Venture during the three months ended September 30, 2002. The primary reason for the net valuation losses of $26,000 during the three months ended September 30, 2001 was a reduction in expected future cash flows resulting from higher than anticipated prepayment activity.

     We recognized $147,000 of net loan losses during the three months ended September 30, 2002 compared to $216,000 in net loan losses during the three months ended September 30, 2001.

     We recorded $103,000 in unrealized losses on our assets acquired in liquidation during the three months ended September 30, 2002. The loss is primarily related to a reduction in collateral valuation and additional expected capital expenditures related to our assets acquired in liquidation. There were no losses on our assets acquired in liquidation during the three months ended September 30, 2001.

Cash Flow Analysis

     We generated cash flows from operating activities of $3,937,000 and $6,283,000 during the nine months ended September 30, 2002 and 2001, respectively. The primary source of funds from operating activities is our net income. This decrease in source of funds of $2,346,000 primarily relates to the decrease in net income of $4,183,000 partially offset by the change in other operating assets and liabilities of $915,000.

     We used cash of $10,099,000 and $45,750,000 in investing activities during the nine months ended September 30, 2002 and 2001, respectively. This $35,651,000 decrease in cash flows used in investing activities relates primarily to a net decrease in loans funded less principal collected of $35,052,000.

     We generated cash of $20,060,000 and $39,360,000 in financing activities during the nine months ended September 30, 2002 and 2001, respectively. This $19,300,000 decrease in cash flows from financing activities primarily relates to (i) a reduction in net proceeds from our Structured Loan Sales of $6,610,000, (ii) repayment of $11,490,000 in SBA debentures in 2002 compared to $3,333,000 in proceeds from the issuance of notes payable in 2001 and (iii) a reduction in dividends paid of $2,133,000.

LIQUIDITY AND CAPITAL RESOURCES

Sources and uses of funds

     Overview

     At September 30, 2002, we had approximately $31.2 million of cash and cash equivalents, availability of $10.0 million under our revolving credit facility and $5.0 million under our discretionary guidance line facility. Our outstanding commitments to fund loans were $40.6 million at September 30, 2002. We funded $2.0 million of loans in October 2002 and had approximately $50.4 million of total loan commitments and approvals outstanding at October 31, 2002, a net increase of $9.8 million from September 30, 2002. Approximately $18.2 million of the cash and cash equivalents are held by PMCIC and Western Financial and must be used to meet those entities’ obligations. Outstanding commitments of $18.3 million pertain to PMCIC and Western Financial at October 31, 2002. To the extent commitments pertain to PMC Capital and First Western we may need to obtain additional sources of funds as described below.

     Sources of Funds

     General

     In order to continue to generate long-term growth in the size of our investment portfolio and meet outstanding and future loan commitments, we will need to obtain additional funds from our primary sources of capital and liquidity as follows:

•	The structured loan sale or structured loan financing of some of our loans receivable;
•	Issuance of SBA debentures;
•	Borrowings under our short-term, unsecured revolving credit facility and/or guidance line;
•	The issuance of senior unsecured medium-term notes; and
•	Private and public issuances of common stock.

     As a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings (the “Asset Coverage Test”), which may restrict our ability to borrow in certain circumstances. Leverage for our Small Business Investment Companies (PMCIC and WFCC) is not considered leverage for purposes of the Asset Coverage Test. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market. As a result of the current market price for our common stock, we do not anticipate selling additional equity securities.

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

     In addition, we believe that as a result of the current interest rate environment (the prime rate and the yield on treasury notes decreased substantially during 2001 and 2002) we may continue to experience prepayment activity at a high level to the extent interest rates remain at low levels.

     The proceeds from the prepayments and principal collections we receive and from the completion of Structured Loan Sales are initially invested in temporary investments which generate less interest income and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on interest income and depending upon the rate of future prepayments may further impact our interest income.

Structured Loan Sales

     Since 1996, our primary source of funds has been Structured Loan Sales. We generated net proceeds of

$37.9 million, $44.5 million and $24.7 million from the completion of our 2002, 2001 and 2000 Structured Loan Sales, respectively.

     Based on projections of future cash requirements, we anticipate that we will need to complete a Structured Loan Sale with PMC Commercial during the first or second quarter of 2003.

     Since we rely on Structured Loan Sales as the primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction reduces our ability to originate loans. There are events that could impair our ability, or alter our decision, to complete a Structured Loan Sale. These events include, but are not limited to, the following;

•	As a result of economic or market changes, investors in the type of asset-backed securities that we place may widen the “spreads” they require in order to purchase the asset-backed securities;
•	Deterioration in the performance of either our loan portfolio or the portfolio of PMC Commercial may deter potential investors from acquiring our loans;
•	Deterioration in the operations of the limited service sector of the hospitality industry may:
• Deter potential investors from acquiring our loans;
• Lower the available rating from the rating agencies.
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from acquiring our loans receivable.
•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby decreasing the “spread” on our transaction.

     Debt

     At September 30, 2002, there were no borrowings outstanding under our $10 million revolving credit facility or our $5 million discretionary guidance line, thus providing credit availability of up to $15 million. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires that we meet certain covenants (terms as defined in the agreement), the most restrictive of which provides that (i) the ratio of net charge-offs to net loans receivable may not exceed 2%, (ii) the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries and (iii) the problem loans percentage cannot exceed 10% of our serviced loan portfolio. At September 30, 2002, we were in compliance with all covenants of this facility.

     We have $45.0 million of notes payable which require us to meet certain covenants, the most restrictive of which require (i) that net loans receivable exceed 150% of funded debt, (ii) loan losses for any 12-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At September 30, 2002, we were in compliance with all of the covenants of these notes.

     Included in notes payable are $5.0 million with an interest rate of 6.97% that mature in December 2002 and $5.0 million with an interest rate of 8.60% that mature in April 2003. We anticipate that these notes payable will either be refinanced (“rolled-over”) into new notes payable or repaid from available cash. We also have a $510,000 SBA debenture that matures in December 2002 and anticipate that we will satisfy the debenture at maturity with cash on hand or we may utilize a portion of our available commitment from the SBA to refinance the SBA debenture. We repaid $11,490,000 in debentures due the SBA during September 2002.

     At September 30, 2002, we had an outstanding commitment from the SBA to provide up to $5.2 million ($4.2 million expiring September 2003 and $1.0 million expiring September 2004) in additional SBA debentures.

     Uses of Funds

     General

     Our primary use of funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds primarily for payment of:

•	Dividends to shareholders;
•	Principal payments on borrowings;
•	Interest and related financing costs; and,
•	Salaries and other general and administrative expenses.

     In addition, it is currently our intention to repurchase a sold loan with a principal balance of $2.3 million from the 2000 Joint Venture on December 1, 2002.

     Our status as a regulated investment company, pursuant to the Internal Revenue Code of 1986, as amended, enables us to avoid the cost of Federal and state income taxation and, as a result, achieve pre-tax investment returns provided we distribute at least 90% of our “investment company taxable income” to shareholders. See “Dividends.”

     Loan Originations

     At September 30, 2002, commitments to originate loans of approximately $40.6 million were greater than commitments of $18.2 million at September 30, 2001 and $18.7 million at June 30, 2002. The increase in outstanding commitments is primarily the result of borrower acceptance of our LIBOR-based lending program (see “Economic Factors”). We anticipate that the loan origination volume (which was $11.8 million, $7.7 million and $8.2 million in the first, second and third quarters of 2002, respectively) will range from $18 million to $23 million during the fourth quarter of 2002 and the loan origination volume for 2003 will range from $50 million to $60 million. These commitments will be funded primarily through cash and cash equivalents on hand. If additional sources of funds are needed, we expect to obtain those funds from (i) issuance of SBA debentures, (ii) advances under our revolving credit facility, or (iii) Structured Loan Sales.

     We expect that the sources of funds described above should be adequate to meet existing obligations and generate funds sufficient to meet both short-term and long-term capital needs. However, there can be no assurance that we will be able to raise additional funds through these financing sources.

Summarized Contractual Obligations, Commitments and Contingencies

     The following summarizes our contractual obligations at September 30, 2002:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

			(In thousands)
Long-term debt(1)	$64,820	$10,510	$37,000	$10,000	$7,310
Preferred stock(2)	4,000	—	—	—	4,000
Operating leases(3)	379	284	95	—	—
Employment agreements(4)	3,003	1,182	1,821	—	—

Total contractual cash obligations	$72,202	$11,976	$38,916	$10,000	$11,310

(1)	In addition, we have a $10 million revolving credit facility and a $5 million guidance line facility. No amounts were outstanding under either of these facilities as of September 30, 2002.
(2)	The 4% preferred stock of our subsidiary was issued in 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.

(3)	Represents our future minimum lease payments under our leases for office space.
(4)	We have employment agreements with certain of our officers.

     Our commitments at September 30, 2002 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification(1)	$—	$—	$—	$—	$—
Environmental(2)	—	—	—	—	—
Other commitments(3)	40,590	40,590	—	—	—

Total commitments	$40,590	$40,590	$—	$—	$—

(1)	Represents our cross indemnification with PMC Commercial related to the SPEs created in conjunction with our Structured Loan Sales completed in 2002, 2001 and 2000 with a maximum exposure at September 30, 2002 of $23.8 million as discussed in detail below.
(2)	Represents a liability of $0.3 million reflected on the balance sheet of PMC Funding, our non-consolidated, non-investment company act subsidiary. The liability represents the estimated remaining costs to remediate an environmental obligation relating to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. We cannot currently estimate when or if the obligation may be required to be paid. There can be no assurance of the accuracy of this estimate.
(3)	Represents our loan commitments and approvals outstanding.

     In a Structured Loan Sale, we contribute loans receivable to a special purpose entity in exchange for an ownership interest in that entity. The special purpose entity issues notes payable to third parties and then distributes a portion of the note payable proceeds to us. The notes payable are collateralized solely by the assets of the special purpose entity which means that should the special purpose entity fail to make payments on the notes, the noteholders have no recourse to us. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets. Accordingly, neither the assets contributed to the special purpose entities nor the notes payable issued by the special purpose entities are included in our consolidated financial statements.

     PMC Capital and PMC Commercial have entered into indemnification agreements regarding the performance of their respective loans receivable sold to the special purpose entities created in conjunction with our Structured Loan Sales completed in 2002, 2001 and 2000. To the extent that poor performance by PMC Capital or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. The 2000 Joint Venture has $3.9 million of non-accrual loans receivable (contributed by PMC Capital) currently in the process of liquidation. We expect that there will be losses incurred upon liquidation of these loans. When these loans are liquidated, they will cause a deferral of cash flow to PMC Commercial and, as a result, interest would be charged until the cash flow from the Joint Venture repays PMC Commercial. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related Structured Loan Sale), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At September 30, 2002, our maximum exposure under these indemnification agreements was approximately $23.8 million which represents the value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reductions to us. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these indemnification agreements.

     When a Structured Loan Sale is completed, the special purpose entity enters into credit enhancement agreements that govern the assets and the flow of funds in and out of the special purpose entity formed as part of the Structured Loan Sale. Generally, the credit enhancement agreements contain specified limits on the delinquency, default and loss rates on loans receivable included in each special purpose entity. If, at any measurement date, the delinquency, default or loss rate with respect to any special purpose entity were to exceed the specified limits, provisions of the credit enhancement agreements would automatically increase the level of credit enhancement requirements for that special purpose entity. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the special purpose entity, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. As a result of the problem loans in the 2000 Joint Venture (described above), a credit enhancement event will be triggered effective November 15, 2002. As a consequence, some of our cash flows relating to this transaction will be deferred to periods later than previously anticipated. The valuation of our Retained Interests at September 30, 2002 reflects this change in anticipated cash flows.

     In the normal course of business, including the operation of our assets acquired in liquidation, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our consolidated financial position or results of operations.

INVESTMENT COMPANY ACT REQUIREMENTS

     PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the Investment Company Act of 1940, as amended, as modified by exemptive orders obtained by us from the Securities and Exchange Commission.

DIVIDENDS

     PMC Capital has historically paid dividends equal to at least 100% of its investment company taxable income. There are certain timing differences between book and tax income, most notably the recognition of income relating to our structured loan transactions and unrealized losses on our loans receivable. As a result of these timing differences, including the anticipation of cash flows from the SPEs, the payment and amount of dividends does not necessarily coincide with our earnings and we may have a distribution of dividends in excess of our net income. In addition, our dividends paid since we became an investment company exceeded our earnings and profits for tax purposes. We did not recognize any return of capital for dividend reporting purposes during the year ended December 31, 2001. The computation of return of capital provides for several timing differences, most notably relating to the recognition of gain treatment on structured loan transactions.

     During January, April and July 2002, we paid $0.20, $0.16 and $0.16 per share, respectively, in dividends to common shareholders of record on December 31, 2001, March 28, 2002 and June 28, 2002, respectively. We declared a $0.12 per share dividend to common shareholders of record on September 30, 2002 which was paid on October 7, 2002. The primary reason for the reduced dividend was decreased operating income resulting mainly from the negative carry from decreased loan originations, the proceeds of our Structured Loan Sale, historically low interest rates and loan losses during 2002 at higher levels than historically experienced. Our Board will amend our dividend policy as warranted by actual and/or anticipated earnings.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

     This Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Economic Factors” included elsewhere in this Form 10-Q and the information contained under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2001.

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

     Changes in interest rates do not have an immediate impact on interest income with regard to fixed-rate loans receivable. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and pay-offs. The average maturity of our loans receivable is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage loan rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans).

     As of September 30, 2002, we had $57.6 million of variable-rate loans receivable and $25.0 million of variable-rate debt. On the $32.6 million differential between our variable-rate loans receivable outstanding and our variable-rate debt we have interest rate risk. To the extent variable rates continue to decrease we would have a net decrease in interest income. Our variable-rate loans are based on the prime rate ($24.1 million) and LIBOR ($33.5 million). Our variable-rate debt is based on LIBOR. Since our variable-rate loans receivable exceed our LIBOR based debt, reductions in variable interest rates will negatively impact our results of operations. Since a portion of our loans receivable are based on the prime rate while our variable-rate debt is based on LIBOR decreases in the prime rate in excess of the decreases in LIBOR would further reduce our results of operations.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income net of interest expense, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, a hypothetical immediate 100 basis point reduction in interest rates would have reduced net operating income by approximately $326,000 over a one-year period.

     Changes in market interest rates are considered by the Board in its determination of fair value of our loans receivable. To date, changes in market interest rates have not had a significant effect on the Board determination. However, future interest rate changes could have an impact. Significant reductions in interest rates, however, can prompt increased prepayments of our loans receivable, resulting in possible decreases in long-term revenues due to the potential for re-lending of the prepayment proceeds at lower interest rates.

     We have an investment in Retained Interests which is valued by our Board based on various factors including estimates of appropriate market discount rates. As there is no readily ascertainable market for our Retained Interests, changes to the general interest rate environment may not affect our discount rates. Changes in the discount rates used by the Board in determining the fair value of the Retained Interests will have an impact on the recorded value and future earnings. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if the discount rates used by the Board were to increase by 100 basis points or 200 basis points from current rates, the value of our Retained Interests and our net income would decrease by approximately $1.6 million and $3.2 million, respectively.

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

Item 4.
Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14 (c)) as of a date within 90 days before the filing date of this quarterly report on Form 10-Q. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely notifying them of material information relating to us (including our consolidated subsidiaries) required to be disclosed in the reports we file or submit under the Exchange Act.

     There have not been any significant changes in our internal controls or other factors that could significantly affect these internal controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART II
Other Information

ITEM 1. Legal Proceedings

In the normal course of business, including the operation of our assets acquired in liquidation, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our financial position or results of operations.

ITEM 6. Exhibits and Reports on Form 8-K

A	Exhibits

	10.23	Seventh Amendment to Credit Agreement between PMC Capital, Inc. and Bank One, NA, dated October 14, 2002

	99.1	Officer Certification – Chief Executive Officer

	99.2	Officer Certification – Chief Financial Officer

B	Reports on Form 8-K

None.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date: 11/14/02	/s/ Lance B. Rosemore
Lance B. Rosemore President and Chief Executive Officer

Date: 11/14/02	/s/ Barry N. Berlin
Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Lance B. Rosemore, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PMC Capital, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/14/02	/s/ Lance B. Rosemore Lance B. Rosemore Chief Executive Officer

I, Barry N. Berlin, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PMC Capital, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	11/14/02	/s/ Barry N. Berlin Barry N. Berlin Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

10.23	Seventh Amendment to Credit Agreement between PMC Capital, Inc. and Bank One, NA, dated October 14, 2002

99.1	Officer Certification – Chief Executive Officer

99.2	Officer Certification – Chief Financial Officer