Form 10-K
period 2002-12-31
PMC CAPITAL INC
filed 2003-03-31
CIK 722571

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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
Common stock, $.01 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES ☐ NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on June 28, 2002 as reported on the American Stock Exchange, was approximately $63 million. Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2003, the Registrant had 11,853,516 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Form 10-K with respect to the Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I
Item 1. BUSINESS
Item 2. PROPERTIES
Item 3. LEGAL PROCEEDINGS
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS
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
Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Item 11. EXECUTIVE COMPENSATION
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Item 14. CONTROLS AND PROCEDURES
PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATION
EXHIBITS
EX-2.1 Agreement and Plan of Merger
EX-2.2 Form of Voting Agreement-PMC Capital
EX-2.3 Form of Voting Agreement-PMC Commercial
EX-10.1 Employment Contract - Lance B. Rosemore
EX-10.2 Employment Contract - Andrew S. Rosemore
EX-10.4 Employment Contract - Jan F. Salit
EX-10.5 Employment Contract - Barry N. Berlin
EX-10.26 Eighth Amendment to Credit Agreement
EX-10.27 Investment Management Agreement
EX-10.28 Form of Distribution/Indemnification Agmt
EX-21.1 Subsidiaries of the Registrant
EX-23.1 Consent of PricewaterhouseCoopers LLP
EX-99.1 Certification of Chief Executive Officer
EX-99.2 Certification of Chief Financial Officer

PMC CAPITAL, INC.

Form 10-K
For the Year Ended December 31, 2002

PART I

Item 1. BUSINESS

INTRODUCTION

     PMC Capital, Inc., a Florida corporation, is a diversified, closed-end management investment company that has elected to operate as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). PMC Capital, Inc. (“PMC Capital” or “PMC,” and together with its consolidated subsidiaries, the “Company,” “we” or “our”) is a national lender to small businesses either directly or through our three 1940 Act subsidiaries. These subsidiaries are First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified, closed-end management investment companies. PMC Capital’s common stock (the “Common Stock”) is traded on the American Stock Exchange under the symbol “PMC.” Our investment objective is to achieve current income that is available to pay out to shareholders in the form of quarterly dividends. PMC Capital has elected to be taxed as a regulated investment company under the Internal Revenue Code of 1986, as amended (the “Code”) and thus distributes substantially all of its taxable income as dividends to its shareholders, thereby incurring no Federal income tax liability on such income.

     Our operations are centralized in Dallas, Texas and include originating, servicing and selling commercial loans. We also have business development offices in Georgia, Arizona and Missouri. We operate under several licenses from the Small Business Administration (the “SBA”). First Western is licensed as a small business lending company (“SBLC”) that originates loans through the SBA’s 7(a) Guaranteed Loan Program. PMCIC is a licensed specialized small business investment company (“SSBIC”) under the Small Business Investment Act of 1958, as amended (“SBIA”). PMCIC uses long-term funds provided by the SBA, together with its own capital, to provide long-term collateralized loans to eligible small businesses owned by “disadvantaged” persons, as defined under SBA regulations. Western Financial is a licensed small business investment company (“SBIC”) under the SBIA that provides loans to borrowers whether or not they qualify as “disadvantaged.”

     PMC Capital is either directly or indirectly the sole shareholder or a partner of several non-investment company subsidiaries: PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); and several special purpose entities (the “SPEs”) established to facilitate structured loan transactions. Our consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries. The accounts of PMC Advisers and PMC Funding are accounted for using the equity method of accounting in conformity with the requirements of Federal securities laws. Our interests in the SPEs are accounted for as retained interests in transferred assets.

     In addition to our lending operations, we earn income through PMC Advisers which evaluates and services loans receivable and other investments pursuant to fee arrangements (the “Investment Management Agreements”) with PMC Commercial Trust (“PMC Commercial”), a real estate investment trust (“REIT”) affiliated with us through common management.

     PMC Commercial provides loans to entities whose borrowing needs and/or strength and stability exceed the limitations set by the SBA for our SBA approved loan programs. As a result, we generally pursue different prospective borrowers than PMC Commercial. In order to further mitigate the potential for conflicts of interest, PMC Capital, PMC Commercial and PMC Advisers have entered into a loan origination agreement (the “Loan Origination Agreement”). Pursuant to the Loan Origination Agreement, loans that are greater than $1.3 million that meet PMC Commercial’s underwriting criteria are first presented to PMC Commercial for funding. If PMC Commercial does not have available funds, we may originate those lending opportunities as long as they meet our lending criteria.

     As of December 31, 2002 and 2001, our total assets were approximately $140.3 million and $162.7 million, respectively. During the years ended December 31, 2002 and 2001, our total investment income was approximately $16.7 million and $20.8 million, respectively and our net increase in net assets resulting from operations (hereinafter referred to as “net income”) was approximately $6.0 million and $10.6 million, respectively.

LENDING ACTIVITIES

– Overview

     The fair value of our loans receivable was $87.2 million and $107.4 million at December 31, 2002 and 2001, respectively. As of December 31, 2002, we have $71.3 million (82%) of variable-rate loans receivable and $15.9 million (18%) of fixed-rate loans receivable and the weighted average interest rate on our loans receivable was 7.1%.

     We primarily originate loans to small business concerns in the limited service sector of the hospitality industry. We have a fundamental policy with respect to loan concentration that requires us to have at least 25% of our total assets invested in the hospitality industry, and at December 31, 2002 our concentration was approximately 81%. We also emphasize lending to the convenience store and gas station, restaurant, service, retail and commercial real estate industries. We are a national lender that primarily lends to businesses in the southeast and southwest regions of the United States.

– Limited Service Hospitality Industry

     Our loans in the hospitality industry are generally collateralized by first liens on limited service hospitality properties and are generally made to owner-operated facilities operating under national franchises. We believe that franchise operations offer attractive lending opportunities because such businesses generally employ proven business concepts, have national reservation systems, have consistent product quality, are screened and monitored by franchisors and generally have a higher rate of success when compared to other independently operated hospitality businesses.

     Reductions in business and discretionary travel have caused a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). However, the limited service segment of the hospitality industry has been less impacted and has continued to outperform the luxury and upscale sectors which experienced the weakest performance. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans receivable are located on interstate highways. As seen in the past, when gas prices sharply increase, occupancy rates for properties located on interstate highways decrease.

– Loan Originations and Underwriting

     We originate mortgage loans to small businesses primarily collateralized by commercial real estate. We believe that we successfully compete in the commercial real estate finance market due to our understanding of our borrowers’ businesses, the flexible loan terms that we offer and our responsive customer service. Our approach to assessing new commercial mortgage loans requires an analysis of the replacement cost of the collateral, its liquidation value and an analysis of local market conditions. We also consider the underlying cash flow of the tenant or owner-occupant as well as more traditional real estate loan underwriting criteria.

     Our variable-rate loans receivable require payments of principal and interest, reset on a quarterly basis, to amortize the principal over ten to 20 years. Our fixed interest rate loans receivable primarily require level payments of principal and interest calculated to amortize the principal over ten to 25 years.

     We have business development offices in Texas, Georgia, Arizona and Missouri and we solicit loan applications from potential borrowers through personal contacts and public appearances, direct mailings, advertisements in trade publications and other marketing vehicles. In addition, a significant percentage of new loans is generated through referrals from existing borrowers, lawyers, accountants, real estate brokers and loan brokers. In certain cases, we make referral payments to persons who assist in generating loan applications. Such referral payments generally are in amounts not exceeding 1% of the principal amount of the related loan. Our loan committee, comprised primarily of senior management, makes the final determination on whether or not to approve each loan application.

     Upon receipt of a completed loan application, our credit department conducts: (i) a detailed analysis of the loan, which typically includes an appraisal and a valuation by the credit department of the property that will collateralize the loan to assure compliance with loan-to-value percentages, (ii) a site inspection for real estate collateralized loans, (iii) a review of the borrower’s business experience, (iv) a review of the borrower’s credit history, and (v) an analysis of the borrower’s debt-service-coverage and debt-to-equity ratios. All appraisals must be performed by an approved licensed third party appraiser and based on the market value, replacement cost and cash flow value approaches. We generally utilize nationwide independent appraisal firms and seek local market economic information to the extent available.

     Our typical loan is distinguished from those of some of our competitors by the following characteristics:

•	Substantial down payments are required. We usually require an initial down payment of not less than 20% of the value of the property which is collateral for the loan at the time of such loan. Our experience has shown that the likelihood of full repayment of a loan increases if the owner/operator is required to make an initial and substantial financial commitment to the property which is collateral for the loan.
•	“Cash outs” are typically not permitted. Generally, we will not make a loan in an amount greater than either the cost or the current appraised value of the property which is collateral for the loan. For example, a hotel property may have been originally constructed for a cost of $2,000,000, with the owner/operator borrowing $1,600,000 of that amount. At the time of the borrower’s loan refinancing request, the property which is collateral for the loan is appraised at $4,000,000. Some of our competitors might loan from 70% to 90% or more of the new appraised value of the property and permit the owner/operator to receive a cash distribution from the proceeds. Generally, we would not permit this type of “cash-out” distribution.
•	The obligor is personally liable for the loan. We generally require the principals of the borrower to guarantee the loan.

– Loan Activity

     The following table details our loan activity for the years indicated:

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
Loans receivable — beginning of year	$107,392	$100,353	$106,325	$116,711	$127,240
Loans originated	46,138	65,977	44,158	84,264	66,450
Principal collections (1)	(13,891)	(10,063)	(11,233)	(15,431)	(23,538)
Structured loan sales (2)	(43,218)	(49,194)	(28,046)	(60,481)	(43,144)
Loans sold (3)	(6,146)	(7,778)	(9,584)	(19,152)	(9,978)
Loans transferred to AAL (4)	(2,629)	(314)	—	—	—
Loans assumed by affiliate (5)	(885)	—	—	—	—
Loans purchased (6)	1,176	8,634	—	—	—
Other adjustments (7)	(692)	(223)	(1,267)	414	(319)

Loans receivable — end of year	$87,245	$107,392	$100,353	$106,325	$116,711

(1)	Includes scheduled payments and prepayments.

(2)	We sold loans receivable as part of structured loan sale transactions.

(3)	First Western sells the guaranteed portion of its loans receivable through private placements to either dealers in government guaranteed loans or institutional investors.

(4)	During 2001 and 2002, we transferred loans to assets acquired in liquidation (“AAL”).

(5)	During 2002, PMC Funding acquired assets and assumed notes payable to PMC Capital and First Western.

(6)	Represents the value of loans purchased through our exercise of optional redemption provisions from affiliated special purpose entities.

(7)	Includes the change in unrealized appreciation (depreciation) in loans receivable, loans written-off and discounts.

– Quarterly Loan Originations

     The following table is a breakdown of loans originated on a quarterly basis during the years indicated:

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(In thousands)
First Quarter	$11,772	$15,628	$13,190	$17,231	$10,937
Second Quarter	7,696	32,850	10,943	16,534	11,739
Third Quarter	8,226	9,903	10,453	27,687	16,887
Fourth Quarter	18,444	7,596	9,572	22,812	26,887

Total	$46,138	$65,977	$44,158	$84,264	$66,450

– Loan Portfolio Statistics

     Information on our loans receivable, and combined with loans receivable which have been sold and which we service and have retained interests (the “Serviced Loan Portfolio”) was as follows, broken down by division:

	December 31,

	2002			2001

			Commercial			Commercial
	Total	SBA 7(a)	Loans	Total	SBA 7(a)	Loans

	(Dollars in thousands, except footnotes)
Principal balance:
Loans receivable (1)	$88,476	$15,220	$73,256	$108,357	$17,510	$90,847
Sold loans of SPEs	176,296	3,590	172,706	158,002	4,907	153,095
Sold SBA 7(a) guaranteed loans	48,181	48,181	—	55,409	55,409	—

Serviced Loan Portfolio	$312,953	$66,991	$245,962	$321,768	$77,826	$243,942

Weighted average interest rate:
Loans receivable	7.1%	6.6%	7.2%	9.0%	7.9%	9.2%
Sold loans of SPEs	9.0%	7.1%	9.1%	9.1%	8.4%	9.1%
Sold SBA 7(a) guaranteed loans	6.8%	6.8%	—	8.0%	8.0%	—
Serviced Loan Portfolio	8.2%	6.7%	8.6%	8.9%	8.1%	9.2%

(1)	Balances represent the principal outstanding on our loans receivable before discounts aggregating $520,000 and $552,000 and unrealized depreciation of $711,000 and $443,000 at December 31, 2002 and 2001, respectively.

– Problem Loans

     Our policy with respect to loans receivable which are in arrears as to interest payments for a period in excess of 60 days is generally to discontinue the accrual of interest income and reverse previously recorded interest income which is deemed uncollectible. We will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action.

     Senior management closely monitors our problem loans which are classified into two categories: Impaired Loans and Special Mention Loans (together, “Problem Loans”). Our Impaired Loans are loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which its fair value is less than the remaining unamortized principal balance. Our Special Mention Loans are those loans receivable that are not complying with their contractual terms but we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral.

     Information on our Problem Loans was as follows, broken down by division:

	December 31,

	2002			2001

			Commercial			Commercial
	Total	SBA 7(a)	Loans	Total	SBA 7(a)	Loans

	(Dollars in thousands, except footnotes)
Impaired Loans (1):
Loans receivable (2)	$5,728	$772	$4,956	$6,152	$1,308	$4,844
Sold loans of SPEs	2,343	—	2,343	1,799	125	1,674

	$8,071	$772	$7,299	$7,951	$1,433	$6,518

Special Mention Loans (1):
Loans receivable	$3,248	$553	$2,695	$1,549	$60	$1,4890
Sold loans of SPEs	5,226	1	5,225	6,456	202	6,254

	$8,474	$554	$7,920	$8,005	$262	$7,743

Percentage Impaired Loans (3):
Loans receivable	6.5%	5.1%	6.8%	5.7%	7.5%	5.3%
Sold loans of SPEs	1.3%	—	1.4%	1.1%	2.5%	1.1%
Loans receivable and sold loans of SPEs	3.0%	4.1%	3.0%	3.0%	6.4%	2.7%
Percentage Special Mention Loans (3):
Loans receivable	3.7%	3.6%	3.7%	1.4%	0.3%	1.6%
Sold loans of SPEs	3.0%	—	3.0%	4.1%	4.1%	4.1%
Loans receivable and sold loans of SPEs	3.2%	2.9%	3.2%	3.0%	1.2%	3.2%

(1)	Since the sold SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loss. Accordingly, impaired and special mention loan statistics for our SBA 7(a) guaranteed loans have not been presented.

(2)	As of December 31, 2002 the balance included a loan collateralized by a golf facility that we repurchased from an SPE during December 2002 and was acquired through foreclosure during the first quarter of 2003 by one of our non-investment company subsidiaries. The fair value of the loan receivable was estimated to be $1.2 million. As of December 31, 2001 the balance included two limited service hospitality properties we acquired through foreclosure during the first quarter of 2002. The fair value of the loans receivable was estimated to be $2.1 million.

(3)	The denominator does not include our SBA 7(a) guaranteed loans that have been sold.

– Industry Information on our Loan Portfolio

     The distribution of our loans receivable and our serviced loan portfolio by industry were as follows at December 31, 2002:

	Loans Receivable

	Number
	of
	Loans	Value	%	Cost	%

	(Dollars in thousands)
Hotels and motels	104	$74,098	84.9%	$74,603	84.8%
Services	28	2,732	3.1%	2,773	3.2%
Restaurants	21	1,259	1.4%	1,274	1.5%
Retail, other	21	4,147	4.8%	4,176	4.7%
Gasoline/service stations	15	2,407	2.8%	2,440	2.8%
Other	31	2,602	3.0%	2,690	3.0%

	220	$87,245	100.0%	$87,956	100.0%

	Serviced Loan Portfolio

	Number
	of
	Loans	Cost	%

	(Dollars in thousands)
Hotels and motels	264	$263,624	84.2%
Services	46	10,179	3.2%
Restaurants	29	8,763	2.8%
Retail, other	24	6,904	2.2%
Gasoline/service stations	28	12,452	4.0%
Other	47	11,031	3.6%

	438	$312,953	100.0%

STRUCTURED LOAN TRANSACTIONS

– General

     Structured loan sale transactions are our primary method of obtaining funds for new loan originations. In a structured loan sale transaction, we contribute loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issues notes payable (usually through a private placement) to third parties and then distributes a portion of the notes payable proceeds to us. The notes payable are collateralized solely by the assets of the SPE which means that, should the SPE fail to make payments on the debt, the noteholders have no recourse to us. We have no obligation to pay the notes, nor do the holders of the notes have any recourse against our assets.

     We account for structured loan sale transactions as sales of our loans receivable and the SPE meets the definition of a qualifying SPE; as a result, neither the loans receivable contributed to the SPE nor the notes payable issued by the SPE are included in our consolidated financial statements. When a structured loan sale transaction is completed: (1) our ownership interests in the SPEs are accounted for as retained interests in transferred assets (the “Retained Interests”) and are recorded at the present value of our estimated future cash flows to be received from the SPE and (2) the difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) cash received and (b) the initial value of the estimated future cash flows from the Retained Interests constitutes the gain or loss on sale. Gains or losses on these sales may represent a material portion of our net income in the period in which the transactions occur. These gains or losses also cause timing differences between our net income determined in accordance with generally accepted accounting principles and our investment company taxable income. See “Risk Factors — There May Be Significant Fluctuations in

our Quarterly Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources-Dividends.”

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to generate funds to originate loans.

     Problems in the asset-backed securities market that could affect our ability to complete a structured loan transaction on a timely basis or cause us to sell our loans receivable on less favorable terms include, but are not limited to, the following:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may widen the “spreads” they require in order to purchase asset-backed securities;
•	Deterioration in the performance of either our loans receivable or the loans receivable of PMC Commercial may deter potential investors from purchasing our asset-backed securities;
•	Deterioration in the operations of the limited service sector of the hospitality industry which may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and
•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost of capital and decreasing the “spread” on our transaction.

     Significant changes in any of these criteria may result in us temporarily suspending our structured loan sale program and we may seek other sources of financing. See “Risk Factors — The Market for Structured Loan Sale Transactions May Change.”

     Our Retained Interests consist of (i) the retention of a portion of each of the sold loans (the “required overcollateralization”), (ii) required cash balances owned by the SPE (the “reserve fund”) and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE (the “interest-only strip receivable”). The value of our Retained Interests is determined based on the present value of estimated future cash flows that we will receive from the SPEs. The estimated future cash flows are calculated based on assumptions concerning, among other things, loan losses and prepayment speeds. On a quarterly basis, we measure the fair value of, and record income relating to, the Retained Interests based upon the future anticipated cash flows discounted based on an estimate of market interest rates for investments of this type. Any appreciation (depreciation) of our Retained Interests is included in the accompanying statement of operations as either a realized loss (if there is a reduction in expected future cash flows) or unrealized gain (loss) on investments.

     We retain a portion of the default and prepayment risk associated with the underlying transferred loans receivable of our Retained Interests. Actual defaults and prepayments with respect to estimating future cash flows for purposes of valuing the Retained Interests will vary from assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and the related cash flows. See “Risk Factors — There is Volatility in the Valuation of Our Retained Interests.” We regularly measure our loan loss, prepayment and other assumptions against the actual performance of the loans receivable sold. Although we believe that reasonable assumptions as to the future cash flows have been made, actual rates of loss or prepayments will vary from those assumed and these assumptions may be revised based upon changes in facts or circumstances.

     In connection with our structured loan sale transactions, limited partnerships and joint ventures have been formed as SPEs to hold the loans receivable sold and issue certificates or notes payable collateralized by the loans receivable. As of December 31, 2002, our SPEs consisted of:

•	FW 97 L.L.C. (“First Western 1997”);
•	PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and its related general partner;
•	PMC Capital, L.P. 1999-1 (the “1999 Partnership”) and its related general partner;
•	PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”) and its related general partner;
•	PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and its related general partner; and
•	PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture,” and together with the 2000 Joint Venture and the 2001 Joint Venture, the “Joint Ventures”) and its related general partner.

     PMC Capital owns 100% of First Western 1997, the 1998 Partnership and the 1999 Partnership. In addition, PMC Capital owned approximately 34% of the 2000 Joint Venture, 61% of the 2001 Joint Venture and 61% of the 2002 Joint Venture as of December 31, 2002. The balance of the Joint Ventures is owned by PMC Commercial. Our share of the cash flows from the Joint Ventures is allocated based on the cash flows from the underlying loans receivable contributed by us to the respective Joint Venture less allocated costs based on the remaining principal on the underlying loans receivable contributed by us divided by all loans receivable held by the respective Joint Venture.

     Information relating to our structured loan sale transactions is as follows:

	As of December 31, 2002

	First Western	1998	1999	2000 Joint	2001 Joint	2002 Joint
	1997 (1)	Partnership	Partnership	Venture	Venture	Venture

	(Dollars in thousands)
Principal amount of loans sold:
At time of sale	$22,810	$43,144	$60,481	$28,046	$49,194	$43,218
At December 31, 2002	$3,590	$26,099	$39,216	$20,783	$44,409	$42,199
Structured notes/certificates:
At time of sale	$22,810	$39,646	$55,648	$24,955	$45,233	$38,897
At December 31, 2002	$3,590	$24,806	$35,907	$18,086	$42,762	$38,017
Weighted average interest rate on loans (2):
At time of sale	P+2.48%	P+1.26%	9.59%	9.54%	9.78%	9.53%
At December 31, 2002	P+2.38%	P+1.22%	9.44%	9.21%	9.73%	9.54%
Interest rate on the SPE notes/certificates (2)	P-1.90%	P-1.00%	6.60%	7.28%	6.36%	6.67%
Subordinated interest owned (3)	—	5.0%	—	—	—	—
Required initial overcollateralization (4)	—	5.5%	8.0%	11.0%	8.0%	10.0%
Required overcollateralization (5)	—	5.5%	9.1%	13.2%	8.9%	10.2%
Rating of certificates/notes (2) (6)	“Aaa”/ “A”	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Cash reserve requirement/minimum (7)	$912	8.0%	6.0%	6.0%	6.0%	6.0%

(1)	The transaction had both the primary and a subordinated portion of the transaction rated and sold.

(2)	Variable interest rates are denoted by the spread over (under) the prime rate (“P”). The interest rate for the “A” rated subordinated certificates of First Western 1997 is P-1.55%.

(3)	The subordinated interest owned represents our mortgage-backed security of affiliate owned by PMC Capital.

(4)	The required initial overcollateralization percentage represents the portion of our sold loans receivable retained by the SPEs whose value is included in Retained Interests.

(5)	The required overcollateralization percentage is larger than the initial required overcollateralization percentage since all principal payments received on the underlying loans receivable are paid to the noteholders.

(6)	Structured notes issued by the SPEs were rated by Moody’s Investors Service, Inc.

(7)	Transactions all have minimum reserve requirements of 2% of the principal balance sold at the time of the sale. First Western 1997 is currently at its minimum requirement.

     In addition to the transactions described above, the SBA guaranteed portion of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market”) as the loans are funded. On all Secondary Market transactions, we retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note.

– Structured Loan Sale Transaction Completed During 2002

     On April 12, 2002, we completed a structured loan sale transaction of a pool of primarily fixed-rate loans receivable. PMC Capital and PMC Commercial contributed loans receivable of $43.2 million and $27.3 million, respectively, to the 2002 Joint Venture. The 2002 Joint Venture issued, through a private placement, approximately $63.5 million of its 2002 Loan-Backed Fixed Rate Notes (the “2002 L.P. Notes”) of which approximately $38.9 million (the “2002 PMC L.P. Notes”) was allocated to us based on our ownership percentage in the 2002 Joint Venture. The 2002 L.P. Notes, issued at par, have a stated maturity in 2023, bear interest at 6.67% and are collateralized by the loans receivable contributed by us and PMC Commercial to the 2002 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $1,463,000 and recorded our Retained Interests at an initial amount of $8,772,000 during 2002.

     The net proceeds from the issuance of the 2002 PMC L.P. Notes (approximately $37.9 million) were distributed to us. These proceeds were net of our issuance costs and prior to funding the required reserve balance. At inception of the 2002 Joint Venture and at December 31, 2002, we owned a 61% limited partnership interest based on our share of the capital.

– Structured Loan Sale Transaction Completed During 2001

     On June 27, 2001, we completed a structured loan sale transaction of a pool of fixed-rate loans receivable. PMC Capital and PMC Commercial contributed loans receivable of $49.2 million and $32.7 million, respectively, to the 2001 Joint Venture. The 2001 Joint Venture issued, through a private placement, approximately $75.4 million of its 2001 Loan-Backed Fixed Rate Notes (the “2001 L.P. Notes”) of which approximately $45.2 million (the “2001 PMC L.P. Notes”) was allocated to us based on our ownership percentage in the 2001 Joint Venture. The 2001 L.P. Notes, issued at par, have a stated maturity in 2021, bear interest at 6.36% and are collateralized by the loans receivable contributed by us and PMC Commercial to the 2001 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $2,732,000 and recorded our Retained Interests at an initial amount of $9,186,000 during 2001.

     The net proceeds from the issuance of the 2001 PMC L.P. Notes (approximately $44.5 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2001 Joint Venture, we owned a 60% limited partnership interest based on our share of the capital. At December 31, 2002, we owned a 61% limited partnership interest in the 2001 Joint Venture.

– Structured Loan Sale Transaction Completed During 2000

     On December 18, 2000, we completed a structured loan sale transaction of a pool of fixed-rate loans receivable. PMC Capital and PMC Commercial contributed loans receivable of $28.0 million and $55.7 million, respectively, to the 2000 Joint Venture. The 2000 Joint Venture issued, through a private placement, approximately $74.5 million of its 2000 Loan-Backed Fixed Rate Notes (the “2000 L.P. Notes”) of which approximately $25.0 million (the “2000 PMC L.P. Notes”) was allocated to us based on our ownership percentage in the 2000 Joint Venture. The 2000 L.P. Notes, issued at par, have a stated maturity in 2024, bear interest at 7.28% and are collateralized by the loans receivable contributed by us and PMC Commercial to the 2000 Joint Venture. We accounted for this transaction as a sale, recorded a gain of $564,000 and recorded our Retained Interests at an initial amount of $5,573,000 during 2000.

     The net proceeds from the issuance of the 2000 PMC L.P. Notes (approximately $24.7 million) were distributed to us. These proceeds are net of our issuance costs and prior to funding the required reserve balance. At inception of the 2000 Joint Venture and at December 31, 2002, we owned a 34% limited partnership interest based on our share of the capital.

– Joint Structured Loan Sale Transactions – General

     The terms of the 2002 L.P. Notes, the 2001 L.P. Notes and the 2000 L.P. Notes (the “JV Notes”) provide that each of the partners of the respective Joint Ventures is not liable for any payments on the JV Notes. Accordingly, if the Joint Ventures fail to pay the JV Notes, the sole recourse of the holders of the JV Notes is against the assets of the respective Joint Venture. Accordingly, we have no obligation to pay the JV Notes, nor do the holders of the JV Notes have any recourse against our assets.

     PMC Capital and PMC Commercial have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Commercial’s or PMC Capital’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. If the reduction of cash flows is deemed permanent (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the balance of reduction to cash flows must be paid to the Performing Company by the Underperforming Company. At December 31, 2002, the maximum potential amount of future payments to PMC Commercial (undiscounted and without consideration of any recoveries from the underlying loans receivable) we could be required to make under these cross indemnification agreements was approximately $34.3 million and the discounted amount was $23.5 million which represents the estimated fair value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet for the Joint Ventures. All of our loans are collateralized; however, the maximum potential amount of future payments we could be required to make under these cross indemnification agreements has not considered any proceeds from the liquidation of collateral underlying these loans. Upon completion of a joint securitization and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with the indemnification agreements. Based on present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor does it appear that the loans receivable sold by PMC Commercial will cause any permanent cash flow reduction to us. Accordingly, we believe that the fair value of these cross indemnification agreements at inception of the Joint Ventures and as of December 31, 2002 and 2001 was zero; thus, no liability was recorded. If the performance of our sold loans receivable significantly deteriorates, it could be necessary for us to perform under these cross indemnification agreements.

     When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution.

ADVISORY SERVICES

     As the investment advisor for PMC Commercial, PMC Advisers has earned $2.3 million, $2.3 million and $2.2 million in advisory fees during the years ended December 31, 2002, 2001 and 2000, respectively. The fees of PMC Advisers (pursuant to the Investment Management Agreements) are primarily based on the value of PMC Commercial’s assets. As a result, any increases in the dollar amount of PMC Commercial’s assets will benefit PMC Advisers, and PMC Advisers may have a potential conflict in determining whether to advise PMC Commercial to acquire assets or write-down the value of any assets. In order to mitigate the risk to PMC Commercial from increasing its asset base through leveraged transactions, the Investment Management Agreements provide PMC Advisers with a reduced fee for any loans originated with capital obtained through borrowings. The Investment Management Agreements are renewable on an annual basis.

     Pursuant to the Investment Management Agreements entered into between PMC Commercial and PMC Advisers, fees of between 0.40% and 1.55%, annually, are charged by PMC Advisers based upon the average principal outstanding of PMC Commercial’s loans. In addition, the Investment Management Agreements include compensation to PMC Advisers for its assistance in the issuance of PMC Commercial’s debt and equity securities and the acquisition by PMC Commercial of limited service hospitality properties. The Investment Management Agreements also provide for (i) an annual fee of 0.70% of the original cost of the hospitality properties to be paid to PMC Advisers relating to leases entered into by PMC Commercial, (ii) a fee of $10,000 upon the sale of each limited service hospitality property and (iii) an annual loan origination fee equal to five basis points of loans funded for the first $20 million in loans and 2.5 basis points thereafter.

REGULATORY OVERVIEW

– Investment Company Act Regulations

     PMC Capital is in compliance with the requirement to maintain a minimum of 200% asset coverage of debt as defined in sections 18 and 61 of the 1940 Act as modified by exemptive orders obtained by us from the Securities and Exchange Commission (the “SEC”).

     We may not sell shares of common stock below net asset value unless we obtain approval from a “majority of the outstanding voting” securities as defined in the 1940 Act. We may sell shares of common stock in a rights offering at a price below our net asset value without shareholder approval under the 1940 Act.

     We may be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our Board of Directors (“Board”) who are not interested persons and, in some cases, prior approval by the SEC. We have been granted an exemptive order by the SEC permitting us to engage in certain transactions that would be permitted if we and our subsidiaries were one company and permitting certain transactions among our subsidiaries, subject to certain conditions and limitations. One of our exemptive orders permits PMC Capital to establish SPEs owned by PMC Capital and PMC Commercial to engage in joint securitizations.

     As with other companies regulated by the 1940 Act, a BDC must adhere to certain substantive regulatory requirements. A majority of our directors must be persons who are not interested persons, as that term is defined in the 1940 Act. Additionally, we are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect the BDC. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to the Company or our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

     We maintain a code of ethics that establishes procedures for personal investment and restricts certain transactions by our personnel. Our code of ethics does not permit investment by our employees in securities that may be purchased or held by us.

– Business Development Company (“BDC”) Regulations

     PMC Capital has elected to be regulated as a BDC. BDCs must have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are subject to the Exchange Act’s periodic reporting requirements rather than the 1940 Act’s reporting requirements. BDCs have greater operating flexibility than other investment companies relating to capital structure, portfolio diversification, transactions with downstream affiliates, executive stock options and the frequency which they may make distributions from capital gains. A BDC’s focus is on investing in or lending to small private companies and making managerial assistance available to them. A BDC may use capital provided by public shareholders and from other sources to invest in long-term, private investments in growing small businesses. A BDC provides shareholders the ability to retain the liquidity of a publicly traded stock, while sharing in the benefits, if any, of investing in privately owned companies. As a BDC, we may not acquire any asset other than “Qualifying Assets” unless, at the time we make the acquisition, our Qualifying Assets represent at least 70% of the value of our total assets (the “70% test”). The principal categories of Qualifying Assets relevant to our business are:

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

     To include certain securities described above as Qualifying Assets for the purpose of the 70% test, a BDC must make available to the issuer of those securities significant managerial assistance such as providing guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company, or making loans to a portfolio company. We will provide managerial assistance on a continuing basis to any portfolio company upon request.

     As a BDC, we are entitled to issue senior securities in the form of stock or senior securities representing indebtedness, as long as each class of senior security has an asset coverage of at least 200% immediately after each such issuance. This limitation is not applicable to borrowings by our SBIC or SBLC subsidiaries, and therefore any borrowings by these subsidiaries are not included in this asset coverage test. We may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC unless authorized by vote of a “majority of the outstanding voting securities,” as defined in the 1940 Act. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present and represented by proxy, or (ii) more than 50% of the outstanding shares of such company.

– Regulated Investment Company (“RIC”) Regulations

     Our status as a RIC enables us to avoid the cost of Federal and state income taxation and, as a result, achieve pre-tax investment returns. We believe that this tax advantage enables us to achieve strong equity returns without having to aggressively leverage our balance sheet. In order to qualify as a RIC, we must, among other things:

(1)  Derive at least 90% of our gross income from dividends, interest, payments with respect to securities loans, gains from the sale of stock or other securities or other income derived with respect to our business of investing in such stock or securities;

(2)  Diversify our holdings so that:

a.	at least 50% of the value of our assets consists of cash, cash items, government securities, securities of other RICs and other securities if such other securities of any one issuer do not represent more than 5% of our assets and 10% of the outstanding voting securities of the issuer; and

b.	no more than 25% of the value of our assets are invested in securities of one issuer (other than U.S. government securities or securities of other RICs), or of two or more issuers that are controlled by the Company; and

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

– Fundamental and Other Policies of PMC and its Subsidiaries

     We have established a core set of fundamental policies. PMC Capital and each of its investment company subsidiaries have designated certain investment policies as “fundamental policies.”

     The following investment policies of PMC Capital and its investment company subsidiaries are fundamental policies and may not be changed without the approval of the lesser of (i) more than 50% of PMC Capital’s outstanding voting securities, or (ii) 67% or more of PMC Capital’s voting securities present at a meeting of security holders at which a quorum is present. Our Board may change any other investment policies of PMC Capital at any time.

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

– SBA Regulations

     The lending operations of First Western, PMCIC and Western Financial are regulated by the SBA, which establishes, among other things, maximum interest rates that borrowers may be charged and minimum and maximum maturities for our loans receivable (which generally range from seven to 25 years). The maximum interest rates which PMCIC and Western Financial can charge may not exceed the greater of 19% per annum or 11% above our cost of funds from the SBA and was 19% at December 31, 2002. Borrowers must satisfy certain criteria established by the SBA to qualify for loans originated by us under SBA sponsored programs, including limitations on the net worth and net income of potential borrowers or alternative criteria that focus upon the number of employees of the borrower and its gross revenues. In addition, the SBA generally limits the aggregate amount of guaranties that can be provided to any single borrower and restricts the use to which the loan proceeds can be employed by the borrower. Effective October 1, 2002, the SBA temporarily changed its policy on origination of loans under the SBA 7(a) Guaranteed Loan Program to limit the maximum amount of a loan to $500,000 (the “Loan Cap”). As a result of legislation that Congress passed, in February 2003 the SBA discontinued the Loan Cap.

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

     Both Western Financial and PMCIC provide long-term loans to qualifying small businesses. Western Financial and PMCIC have the opportunity to borrow up to an additional aggregate principal amount of $37.2 million of SBA debentures, based on their regulatory capital. Under SBA regulations, an SBIC may borrow up to $111.7 million from the SBA as governed by SBA regulations. This limit generally applies to all financial assistance provided by the SBA to an SBIC licensee and its “associates,” as the term is defined by SBA regulations. Western Financial and PMCIC had outstanding $14.3 million of SBA debentures and PMCIC had $7.0 million of preferred stock investments from the SBA at December 31, 2002. At December 31, 2002, we had an outstanding commitment from the SBA to purchase up to $5.2 million ($4.2 million expiring September 2003 and $1.0 million expiring September 2004) in additional SBA debentures. As leveraged SBIC’s, PMCIC and Western Financial are subject to certain regulatory restrictions such as change in control provisions.

     First Western is licensed to operate as an SBLC. The SBA guarantees 75% of qualified loans over $150,000 with such individual guarantees not exceeding $1.0 million. While the eligibility requirements of the SBA 7(a) Program vary by the industry of the borrower and other factors, the general eligibility requirements are that: (i) gross sales of the borrower cannot presently exceed $6 million, (ii) liquid assets or real estate equity of the borrower and affiliates cannot exceed specified limits, and (iii) the maximum aggregate SBA loan guarantees to a borrower cannot exceed $1.0 million. Maximum maturities for SBA 7(a) loans are 25 years for real estate and 15 years for the purchase of machinery and equipment. In order to operate as an SBLC, a licensee is required to maintain a minimum net worth (as defined by SBA regulations) of the greater of (i) 10% of the outstanding loans receivable of First Western or (ii) $1.0 million, as well as certain other regulatory restrictions such as change in control provisions.

     First Western, PMCIC and Western Financial are periodically examined and audited by the SBA to determine compliance with SBA regulations.

RISK FACTORS

     Management has identified the following important factors that could cause actual results to differ materially from those reflected in forward-looking statements or from our historical results. These factors, while not all-inclusive, could have a material impact on our asset valuations, results of operations or financial condition. In addition, these factors could impair our ability to maintain dividend distributions at current levels.

– Our Investments Are Valued at Fair Value

     Pursuant to the requirements of the 1940 Act, we value our investments at fair value on a quarterly basis as determined in good faith by our Board. Since there is typically no readily ascertainable market value for the investments in our portfolio, our Board determines the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

     There is no single standard for determining fair value. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated losses. We are instead required by the 1940 Act to specifically value each individual investment and record unrealized depreciation for an investment that we believe has become impaired or where collection of a loan is in doubt. Conversely, we will record unrealized appreciation if we have an indication that the underlying assets in the portfolio have appreciated in value and therefore, our security has also appreciated in value, as appropriate. Due to the inherent uncertainty of valuation, fair value of our investments determined in good faith by the Board may differ from the values that would have been used had a ready market existed for the investments and the differences could be material.

– There is Volatility in the Valuation of Our Retained Interests

     Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, the Board’s determination of the fair value may vary significantly from the value had a readily ascertainable market existed. If we were forced to immediately liquidate some or all of our Retained Interests, the proceeds of such liquidation may be significantly less than the current value of such Retained Interests.

     The value of our Retained Interests is determined based on assumptions concerning, among other things, anticipated defaults, discount rates and prepayment speeds. We retain a portion of the default and prepayment risk associated with the underlying loans receivable of our Retained Interests. As more fully described below, actual defaults and prepayments with respect to estimating future cash flows for purposes of valuing the Retained Interests may vary from assumptions, possibly to a material degree, and slower (faster) than anticipated prepayments of principal or lower (higher) than anticipated loan losses will increase (decrease) the fair value of our Retained Interests and the related estimated cash flows. The discount rates that we utilize are determined for each of the assets comprising the Retained Interests based upon an estimate of the inherent risks associated with each asset.

     The following is a sensitivity analysis of our Retained Interests as of December 31, 2002 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

		Asset and Net
Changed Assumption	Pro-Forma Value	Income Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$37,297	$(2,706)
Losses increase by 100 basis points per annum (1)	$34,714	$(5,289)
Rate of prepayments increases by 5% per annum (2)	$38,642	$(1,361)
Rate of prepayments increases by 10% per annum (2)	$37,688	$(2,315)
Discount rates increase by 100 basis points	$38,408	$(1,595)
Discount rates increase by 200 basis points	$37,002	$(3,001)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

     Changes in any of these assumptions, or actual results which deviate from the assumptions, affect the value of our Retained Interests, possibly to a material degree. There can be no assurance as to the accuracy of these estimates.

– We Have a Concentration of Investments in the Hospitality Industry and Texas

     We have a fundamental policy regarding investment in the hospitality industry. At December 31, 2002, our investment in loans to businesses in the hospitality industry comprised approximately 81% and 85% of our total assets and loans receivable, respectively. Any economic factors that negatively impact this industry could have a material adverse effect on our financial condition and results of operations.

     At December 31, 2002, loans receivable to businesses located in Texas comprised approximately 29% of our loans receivable. No other state had a concentration of 10% or greater of our loans receivable at December 31, 2002. In addition, approximately 27% of the loans receivable underlying our Retained Interests are also concentrated in Texas. A decline in economic conditions in Texas could have a material adverse effect on our financial condition and results of operations.

– The Market for Structured Loan Sale Transactions May Change

     We will continue to need capital to fund loans. Our ability to continue to grow depends, to a large extent, on our ability to complete structured loan sale transactions. In certain economic markets, the availability of funds may be diminished or the “spread” charged for funds may increase causing us to delay a structured loan sale transaction. Terrorist attacks, bankruptcies or other political events, including the impact of war, could impact the availability and cost of our capital.

     It is anticipated that our working capital needs for 2003 will require us to complete a variable-rate structured loan sale transaction with PMC Commercial during the first half of 2003. Due to the current economic and interest rate environments, we may experience difficulties in selling our variable-rate loans receivable at an acceptable “spread.” Certain economic conditions may cause investors in the type of asset-backed securities that we place to widen the “spreads” they require in order to purchase asset-backed securities.

     A reduction in the availability of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available to fund our current commitments or future loan originations.

– We Are Subject to Prepayment Risk

     Prepayments generally increase during times of declining interest rates. The proceeds from the prepayments we receive are invested initially in temporary investments and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. The lower interest rates we receive on these new loans receivable have had an adverse effect on our results of operations and depending upon the rate of future prepayments may further impact our results of operations. The impact of the lower lending rates on our net investment income may be partially offset by the reduced cost of our variable-rate borrowings in a lower interest rate environment. In addition, when loans receivable (other than SBA 7(a) Program loans originated prior to January 1, 2001) are repaid prior to their maturity, we generally receive prepayment fees which result in one-time increases in our other income.

     Prepayments may also affect our “spread” on the pool of loans sold in our structured loan sale transactions. Prepayments of loans receivable with higher interest rates negatively impact the value of our Retained Interests to a greater extent than prepayments of loans receivable with lower interest rates. Prepayments in excess of assumptions will cause a decline in the value of our Retained Interests primarily relating to the excess funds (our interest-only strip receivable) expected from our structured loan sale transactions. For example, if a $1.0 million loan with an interest rate of 10% prepays and the “all-in cost” of that Joint Venture’s structured notes was 7%, we would lose the 3% spread we had expected to receive on that loan in future periods. Our “all-in costs” include interest, servicing, trustee and other ongoing costs. The “spread’ that is lost may be offset in part or in whole by the prepayment fee that we collect.

     First Western sells the guaranteed portion of most of its originated loans through private placements. These sales are included in our Retained Interests and are especially sensitive to prepayments. Our Retained Interest in these loan sales consists only of the spread between the interest we collect from the borrower and the interest we pay the purchaser of the guaranteed portion of the loan. Therefore, to the extent the prepayments of these loans exceed estimates, there is a significant impact on the value of the associated Retained Interests. See — “There is Volatility in the Valuation of our Retained Interests.”

– We Are Subject to Interest Rate Risk

     Our net interest margin is affected by changes in the spread between the rate at which we borrow funds and the rate at which we loan these funds. PMC Capital, Western Financial and PMCIC currently originate primarily variable interest rate loans and the borrowed funds of these companies are typically long-term and at fixed interest rates. First Western originates variable interest rate loans and has utilized both advances from PMC Capital and the sale of its loans receivable to obtain funds necessary to originate loans. If the yield on loans originated by us with funds obtained from borrowings or preferred stock fails to cover the cost of such funds, our cash flow will be reduced. During periods of changing interest rates, interest rate mismatches on our loans receivable could negatively impact our net investment income, dividend yield and the market price of our common stock.

     As a result of our dependence on variable-rate loans (we are currently originating primarily variable-rate loans and all of our current commitments are for variable-rate loans), our interest income has been, and will continue to be, reduced. In addition, to the extent that rates remain at these historically low levels, or LIBOR or the prime rate decreases from current levels, interest income on our currently outstanding loans receivable will decline.

     Changes in interest rates do not have an immediate impact on interest income with regard to fixed-rate loans receivable. Our interest rate risk on our fixed-rate loans receivable is primarily due to loan prepayments and pay-offs. The average maturity of our loans receivable is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage loan rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans).

– There is Volatility in the Valuation of our Loans Receivable and Assets Acquired in Liquidation

     The valuation of our loans receivable and assets acquired in liquidation are determined in good faith by our Board. There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans receivable and assets acquired in liquidation may adversely affect our ability to dispose of these investments at times when it may be advantageous for us to liquidate them. The valuation of our loans receivable and assets acquired in liquidation is adjusted on a quarterly basis to reflect the good faith determination of our Board as to their current fair value. The determination of fair value requires judgment and consideration of the facts and circumstances existing at the evaluation date. Adverse changes to the facts and circumstances of the collateral, borrower, industry and/or the economy will impact the Board’s determination of value and may require valuation losses which may be material to our results of operations. In the absence of a readily ascertainable market, the value of the loans receivable may differ from the values that would be placed if a ready market existed. If we were forced to immediately liquidate some or all of our loans receivable, the proceeds of such liquidation may be significantly less than the current value of such loans receivable.

     Losses on our loans (realized and unrealized) were 0.56% (56 basis points) of our weighted average outstanding loans receivable during the year ended December 31, 2002. To the extent we are forced to liquidate one or several of our loans, future losses may be substantial. The change in assets and net income if the valuation of our loan portfolio were to decline is as follows:

Change in Assets and Net Income

(In thousands)
Loan portfolio valuation declines by 1%	$(885)
Loan portfolio valuation declines by 2%	$(1,770)

– We Are Subject to Government Regulations Affecting our Assets Acquired in Liquidation

     In conjunction with our assets acquired in liquidation, we are subject to numerous Federal, state and local laws and government regulations including environmental, occupational health and safety, state and local taxes and laws relating to access for disabled persons.

     Under various Federal, state and local laws, ordinances and regulations, a current or former owner or operator of real estate may be considered liable for the costs of remediating or removing hazardous substances found on its property, regardless of whether or not the property owner or operator was responsible for its presence. Such liability may be imposed regardless of fault and may be joint and several. We have not been informed by the Environmental Protection Agency or any state or local government authority of any non-compliance likely to be material to our financial condition or results of operations.

     We are also subject to the Americans with Disabilities Act of 1990 (“ADA”), which requires all public accommodations and commercial facilities to meet federal requirements related to access and use by disabled persons. Compliance with ADA requirements could require removal of access barriers, and noncompliance could result in imposition of fines by the United States government or an award of damages to private litigants. Although we believe that the properties we own are substantially in compliance with these requirements, a determination that the properties are not in compliance with the ADA could result in the imposition of fines or an award of damages to private litigants.

– We Are Leveraged

     We have borrowed funds and issued shares of preferred stock and intend to borrow additional funds through advances on our revolving credit facility and discretionary guidance line and through the issuance of notes payable or SBA debentures, if available. As a result, we use leverage to fund our capital needs. The SBA and private lenders have fixed dollar claims on our assets superior to the claims of the holders of our common stock. Leverage magnifies the effect that rising or falling interest rates have on our earnings. Any increase in the interest rate earned by us on investments in excess of the interest rate or dividend payable on the funds obtained from either borrowings or the issuance of preferred stock would cause our net income and earnings per share to increase more than it would without leverage, while any decrease in the interest rate earned by us on investments would cause net income and earnings per share to decline by a greater amount than it would without leverage. Leverage is thus generally considered a speculative investment technique. In order for us to repay indebtedness or meet our obligations in respect of any outstanding preferred stock on a timely basis, we may be required to dispose of assets when we would not otherwise do so and at prices which may be below the net book value of such assets. Dispositions of assets could have a material adverse effect on our financial condition and results of operations.

– The Economic and Competitive Environments May Change

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

     Several factors may impact the ability of our borrowers to meet their contractual payment obligations. During economic downturns, there may be reductions in business travel and consumers generally take fewer vacations. Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans receivable are located on interstate highways. As seen in the past, when gas prices sharply increase, occupancy rates for properties located on interstate highways decrease. These factors may cause a reduction in revenue per available room (“RevPar”). If RevPar for the limited service sector of the hospitality industry were to experience significant sustained reductions, the ability of our borrowers to meet their obligations could be impaired and losses could increase.

     Economic recessions or downturns could impair our borrowers and harm our operating results. Many of the companies in which we have made or will make loans may be susceptible to economic slowdowns or recessions. Terrorism, bankruptcies or other political events, including the impact of war, could affect our borrowers. Our substandard assets are likely to increase and the value of our portfolio is likely to decrease during these periods. These conditions could lead to losses in our portfolio and a decrease in our net investment income, net income and assets.

– There Are Significant Risks in Lending to Small Businesses

     Our loans receivable consist primarily of loans to small, privately-owned companies. There is no publicly available information about these companies; therefore, we rely on the due diligence of our employees to obtain information in connection with our investment decisions. Our borrowers may not meet net income, cash flow and other coverage tests typically imposed by bank lenders. A borrower’s ability to repay its loan may be adversely impacted by numerous factors, including a downturn in its industry or negative economic conditions. Deterioration in a borrower’s financial condition and prospects may be accompanied by a deterioration in the collateral for the loan receivable. In addition, small businesses depend on the management talents and efforts of one person or a small group of people for their success. The loss of services of one or more of these persons could have a material adverse impact on the operations of the small business. Small companies are typically more vulnerable to customer preferences, market conditions and economic downturns and often need substantial additional capital to expand or compete. These factors may have an impact on the ultimate recovery of our loans to such businesses. Loans to small businesses, therefore, involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.

– We Have an Ongoing Need for Additional Capital Since Earnings Are Required to be Paid as Dividends

     We will continue to need working capital to fund loans. Historically, we have sold loans receivable, borrowed from financial institutions and issued equity securities. A reduction in the availability of funds from financial institutions, the equity market or the asset-backed securities market could have a material adverse effect on us. We must distribute at least 90% of our investment company taxable income to our shareholders to maintain our RIC status under the Code. As a result, such earnings are not available to fund loan originations. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market. We do not anticipate selling additional equity securities at our current market price. If we fail to obtain funds from such sources or from other sources to fund our loans and pay dividends, it could have a material adverse effect on our financial condition and our results of operations. In addition, as a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which restricts our ability to borrow in certain circumstances.

– There May be Significant Fluctuations in Our Quarterly Results

     Our quarterly operating results will fluctuate based on a number of factors, including, among others:

•	The completion of a structured loan sale transaction in a particular period;
•	Interest rate changes;
•	The volume and timing of loan originations and prepayments of our loans receivable;
•	Changes in the cash flows and/or assumptions underlying the valuation of our Retained Interests;
•	The recognition of gains or losses on investments;
•	The level of competition in our markets; and
•	General economic conditions, especially those which affect the hospitality industry.

     As a result of these factors, results for any quarter should not be relied upon as being indicative of performance in future quarters.

     In addition, to the extent a structured loan sale transaction is completed, (i) our interest income in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a retained interest in the loans sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods should be a reduction in interest income, net of interest expense.

– The Loss of Pass-Through Tax Treatment Would Subject Us to Income Taxes

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

– We Operate in a Highly Regulated Environment

     We are regulated by the SBA and the SEC. In addition, changes in the laws or regulations that govern BDCs, RICs, SBICs and SBLCs may significantly affect our business. Laws and regulations may be changed from time to time, and the interpretations of the relevant laws and regulations are also subject to change. Any change in the laws or regulations governing our business could have a material impact on our financial condition or our results of operations.

EMPLOYEES

     At December 31, 2002, we employed 47 individuals including marketing professionals, investment professionals, operations professionals and administrative staff. Our loan processing is centralized in our Dallas, Texas office. In addition, we have loan production offices in Georgia, Arizona and Missouri. Our management believes the relationship with our employees is good.

     All of our operating assets acquired in liquidation are managed for us by third party management companies. All persons employed in the day-to-day operations of our assets acquired in liquidation are employees of the management companies engaged by us and are not our employees.

     At December 31, 2002, our non-consolidated subsidiary, PMC Funding, employed 14 individuals in relation to the operation of its assisted care living facility. During January 2003, PMC Funding sold the assisted care living facility.

CUSTOMERS

     We are not dependent upon a single borrower, or a few borrowers, whose loss would have a material adverse effect on us. In addition, we have not loaned more than 10% of our assets to any single borrower.

AVAILABLE INFORMATION

     We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the “SEC”). All documents may be located at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or you may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. Our SEC filings are also available to the public, free of charge, at our internet site www.pmccapital.com as soon as reasonably practicable after the reports are filed with, or furnished to, the SEC or at the SEC’s internet site www.sec.gov.

Item 2. PROPERTIES

     Our headquarters are located at 18111 Preston Road, Suite 600, Dallas, Texas 75252. We lease approximately 13,000 square feet in an office building pursuant to a five-year lease which commenced in December 1998. In addition, at December 31, 2002, we leased office space in Missouri. The aggregate annual lease payments for the year ended December 31, 2002 were approximately $328,000.

Item 3. LEGAL PROCEEDINGS

     We are a party to certain lawsuits in the normal course of our business, including the operation of our assets acquired in liquidation. While the outcome of these legal proceedings cannot at this time be predicted with complete certainty, we do not expect that any of these actions either individually or in the aggregate will have a material effect upon our financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the last quarter of 2002.

PART II

Item 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     Our Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol “PMC.” The following table sets forth, for the periods indicated, the high and low sales prices as reported on the AMEX and the regular dividends per share declared by us for each such period.

			Regular
			Dividends
			Per
Quarter Ended	High	Low	Share

December 31, 2002	$4.80	$3.20	$0.120
September 30, 2002	$6.74	$5.40	$0.120
June 30, 2002	$7.28	$6.50	$0.160
March 31, 2002	$8.00	$7.06	$0.160
December 31, 2001	$8.03	$6.79	$0.200
September 30, 2001	$8.18	$7.75	$0.200
June 30, 2001	$8.50	$6.75	$0.200
March 31, 2001	$9.50	$8.00	$0.250
December 31, 2000	$9.81	$7.75	$0.250
September 30, 2000	$10.38	$9.13	$0.250
June 30, 2000	$10.13	$7.75	$0.250
March 31, 2000	$8.31	$7.75	$0.250

     On March 21, 2003, there were approximately 800 shareholders of record of our Common Stock and the last reported sales price of our Common Stock was $4.25 per share.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following is a summary of our Selected Consolidated Financial Data as of and for the five years in the period ended December 31, 2002. The following data should be read in conjunction with our consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of the Financial Condition and Results of Operations” appearing elsewhere in this Form 10-K. The selected consolidated financial data presented below has been derived from our consolidated financial statements.

	As of and for the Years Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share information)
Operating Data:
Total investment income	$16,662	$20,752	$21,584	$22,627	$24,314
Net investment income	$5,956	$9,344	$10,304	$11,487	$13,223
Sale of assets	$1,446	$2,732	$564	$2,564	$925
Net income	$5,983	$10,567	$11,253	$13,420	$13,949
Dividends declared, common	$6,638	$10,076	$11,846	$12,007	$14,473
Basic and diluted earnings per common share:
Net investment income	$0.48	$0.77	$0.85	$0.95	$1.10
Net income	$0.48	$0.87	$0.93	$1.11	$1.16
Dividends per common share	$0.56	$0.85	$1.00	$1.02	$1.23
Basic weighted average common shares outstanding	11,854	11,854	11,841	11,829	11,800
Balance Sheet Data:
Loans receivable	$87,245	$107,392	$100,353	$106,325	$116,711
Retained interests in transferred assets	$40,003	$33,537	$32,341	$28,423	$20,151
Total assets	$140,266	$162,698	$161,478	$165,191	$163,349
Notes and debentures payable	$54,310	$76,310	$72,977	$73,973	$74,790
Cumulative preferred stock of subsidiary	$7,000	$7,000	$7,000	$7,000	$7,000
Common shareholders’ equity	$72,003	$72,908	$72,667	$73,314	$72,151
Number of common shares outstanding	$11,854	$11,854	$11,854	$11,829	$11,829
Other Data:
Loans funded	$46,138	$65,977	$44,158	$84,264	$66,450

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Form 10-K contains certain forward-looking statements. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties identified in this Form 10-K, including, without limitation, the risk identified under the caption, “Item 1. Business — Risk Factors.” Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

RECENT DEVELOPMENTS

     On March 27, 2003, we entered into an Agreement and Plan of Merger with PMC Commercial. Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee and approved by the Board of Directors of PMC Capital and the Board of Trust Managers of PMC Commercial. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur in the fourth quarter of 2003, is subject to approval by the shareholders of PMC Capital and PMC Commercial, certain governmental consents and customary closing conditions.

CURRENT OPERATING OVERVIEW

     We are a national small business lender. Our operations include originating, servicing and selling commercial loans. We primarily originate loans to small business concerns in the limited service sector of the hospitality industry. We sell certain of our loans receivable through privately-placed structured loan transactions and sell the government guaranteed portion of our loans originated under the SBA 7(a) Program. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan receivable for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in the sold loans receivable either directly or through our ownership in the related SPEs. In addition, we operate as an investment manager to evaluate properties and loans receivable and to service loans receivable and lease contracts pursuant to fee arrangements with PMC Commercial.

     Our investment income and realized gains include the following:

•	Interest earned on loans receivable which includes commitment fees collected at the inception of the loan;
•	Gains relating to structured loan transactions;
•	Earnings on our Retained Interests;
•	Fee income from the management of PMC Commercial’s property and loans receivable;
•	Equity interests in the income of our non-investment company unconsolidated subsidiaries;
•	Premiums recognized from the sale of the government guaranteed portion of SBA 7(a) Program loans into the secondary market;
•	Interest earned on temporary (short-term) investments; and
•	Other fees, including late fees, prepayment fees, construction monitoring fees and site visit fees.

     Our ability to generate investment income is dependent on (i) economic, regulatory and competitive factors that influence interest rates and loan originations and (ii) our ability to secure financing for our investment activities. The amount of investment income earned will vary based on volume of loans funded, the timing and amount of financings, the volume of loans receivable which prepay, the mix of loans receivable (construction versus non-construction), the rate and type of loans originated (whether fixed or variable) as well as the general level of interest rates. For a more detailed description of the risks affecting our financial condition and results of operations, see “Risk Factors” in Item 1 of this Form 10-K.

     Expenses primarily consist of interest expense, salaries and related benefits and overhead. Our overhead expenditures consist primarily of insurance, advertising and promotional expense, telephone services, corporate printing costs, directors and shareholders costs and general office expenses. In addition, we have other administrative costs which consist of profit sharing plan, rent and professional fees. Our operations are centralized in Dallas, Texas where our headquarters are located. We also have additional business development offices located in Georgia, Arizona and Missouri.

     Our results of operations during 2002 were negatively impacted by a combination of factors including: the low interest rate environment, investment losses, diminished loan origination volume, general economic conditions, lower earnings on our variable-rate loans compared to fixed-rate loans, the costs of operating foreclosed properties and reduced income on the cash and cash equivalents invested from our April 2002 structured loan sale transaction.

     Prior to 2001, other than loans originated under the SBA 7(a) Program, we primarily originated fixed-rate loans. Commencing in the latter half of 2001, our ability to compete for fixed-rate lending opportunities declined. Interest rates have remained at historically low levels for a prolonged period of time providing the banking industry with the ability to offer fixed-rate “mini-perm” loans (i.e., five-year maturity, 20-year amortization) based on these low short-term rates. In contrast, the interest rates on our fixed-rate loan products are based on a longer term (10-year U.S. Treasuries) which remained at disproportionately higher levels than shorter term financial indices. As a result, our fixed interest rates offered were higher than the banks and our lending opportunities decreased. Accordingly, we began marketing variable-rate loan products with interest rates based on LIBOR. We have been able to compete more effectively by offering this LIBOR-based variable-rate loan product.

     At December 31, 2002, our variable-rate loans receivable were $71.3 million (82%) of our loans receivable. At December 31, 2002, all of our outstanding commitments were for variable-rate loans, and given the current interest rate market, we expect to continue to originate primarily variable-rate loans. At December 31, 2002, our commitments to fund loans of approximately $29.4 million were greater than commitments of $19.5 million at December 31, 2001. Commitments have fixed expiration dates and require payment of a fee to us. Based upon current economic conditions, we anticipate that the loan origination volume for 2003 will range from $45 million to $60 million. However, there can be no assurance of the accuracy of this estimate.

     The weighted average interest rate on our loans receivable declined to 7.1% at December 31, 2002 from 9.0% at December 31, 2001 primarily as a result of a decrease in the average quarterly LIBOR (244 basis points) and prime rate (281 basis points) during 2002 which are utilized in the determination of our quarterly variable rates and an increase in variable-rate lending.

     We primarily fund our commitments through structured loan sale transactions. The proceeds that we receive from the completion of structured loan sale transactions are invested initially in temporary investments which generate less interest income and, as a result of the declining interest rate environment, have generally been re-loaned or committed to be re-loaned initially at lower interest rates. To the extent LIBOR or the prime rate increases (decreases), we would receive the benefit (reduction) from this increase (decrease) in variable interest rates. In addition, due to the decreased loan originations during the first nine months of 2002, the funds from our most recent transaction were invested for a longer period of time than the proceeds from our prior structured loan sale transactions and our interest income, cash flows and financial condition were negatively impacted. However, during the fourth quarter of 2002, our loan originations increased. During the first three quarters of 2002 we funded $27.7 million in loans while in the fourth quarter of 2002 we funded $18.4 million in loans. See “Liquidity and Capital Resources — Uses of Funds — Loan Originations.”

     Our investment losses during 2002 consist primarily of realized losses on our Retained Interests due primarily to our loans in the 2000 Joint Venture which were in default and unrealized losses on our assets acquired in liquidation due to devaluation of collateral, additional capital expenditures and expected holding costs. See “Results of Operations” for a detailed discussion of our operations.

ECONOMIC FACTORS

     The following provides a summary of the more significant economic factors that may have an impact on our financial condition and results of operations. The factors described below could impact the volume of our loan originations, the income we earn on our investments, our ability to complete a securitization, the performance of our loan portfolio and/or the performance of our SPEs.

     Interest Income and Rates: As a result of our increasing dependence on variable-rate loans, the continued prolonged low interest rate environment has caused our interest income to be reduced. To the extent that rates remain at these historically low levels, or LIBOR or the prime rate decreases from current levels, we will earn less interest income. Alternatively, when rates rise in the future, the interest we earn on our performing variable-rate loans will increase. In addition, the decreased loan origination volume during the first nine months of 2002 affected our interest income. Interest income can continue to be reduced if (i) principal payments on outstanding loans receivable exceed our loan originations, (ii) interest rates continue to decrease, or (iii) Problem Loans increase.

     Interest Rate Spreads: Our net interest margin is dependent upon the difference between the cost of our borrowed funds and the rate at which we invest these funds (the “spread differential”). A significant reduction in spread differential may have a material adverse effect on our results of operations. Over the past few years the spread differential has been reduced causing decreased net investment income. There can be no assurance that the spread differential will not continue to decrease. We believe that our LIBOR-based loan program will provide us with a spread differential (resulting from our structured loan sale transactions) that approximates the spread differential we have historically received on our fixed-rate transactions due to management’s belief that there is a more favorable market for LIBOR-based structured loan sale transactions compared to fixed-rate structured loan sale transactions.

     Loan Origination Trend: During the latter part of 2001, we commenced marketing and selling a variable-rate loan product based on LIBOR which presently provides a lower cost variable interest rate alternative to our borrowers as a result of market conditions. During the first half of 2002, we experienced decreases in lending opportunities, loans funded and loan commitments compared to the prior year. This decrease was due to competition resulting from the interest rate environment and the economic uncertainty which specifically had an impact on the hospitality sector. As a result of the continuation of low short-term interest rates, banks continue to offer their “mini-perm” short-term loans at rates considerably lower than our long-term fixed-rate loans and often with less down payment requirements. In addition, as a result of the economic uncertainty following the tragic events of September 11th, fewer hospitality properties were marketed to be sold; therefore, fewer property sales required financing. However, during the second half of 2002, we perceived a change in the economic environment for limited service hospitality properties and more property owners were willing to refinance into variable-rate loans and more properties were being sold. As a result of our borrowers’ acceptance of our LIBOR-based lending program and the change in the market, our loan commitments and lending opportunities increased during the second half of 2002. We believe this trend will continue in 2003. Most of our current commitments are based on LIBOR.

     Hospitality Industry Factors: During 2001, there were reductions in business and discretionary travel causing a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). These reductions were primarily caused by (i) traveler concerns about the safety and convenience of air travel, (ii) a general reluctance to be away from home and (iii) a downturn in corporate profits, investments and transactions which led to aggressive business travel reductions. Although the Federal Reserve lowered interest rates during 2001 to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence, which continued into 2002 and 2003, caused a significant strain on the travel and hotel industries as well as numerous other industries in the United States. Political uncertainties, including the possibility of war, have impeded a rebound in consumer and investor confidence and spending. However, the limited service segment of the hospitality industry has been less impacted and has continued to outperform the luxury and upscale sectors which experienced the weakest performance.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans receivable are located on interstate highways. As seen in the past, when gas prices sharply increase, occupancy rates for properties located on interstate highways decrease.

PORTFOLIO INFORMATION

Lending Activities

– General

     The fair value of our loans receivable was $87.2 million and $107.4 million at December 31, 2002 and 2001, respectively. During 2002 and 2001, we originated loans totaling $46.1 million and $66.0 million and received repayments, including proceeds from the sale of our guaranteed SBA 7(a) Program loans, of $20.0 million (of which approximately $9.9 million represented prepayments) and $17.8 million (of which approximately $4.2 million represented prepayments), respectively. During 2002 and 2001, principal collections (including prepayments), as an annualized percentage of our loans receivable, were 16% and 9%, respectively. Our Serviced Loan Portfolio decreased by $8.8 million (3%) to $313.0 million at December 31, 2002 from $321.8 million at December 31, 2001.

     At December 31, 2002, approximately $71.3 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either LIBOR or the prime rate. First Western originates loans based on the prime rate while PMC Capital, Western Financial and PMCIC primarily originate loans based on LIBOR. As of December 31, 2002, 68% of our variable-rate loans were based on LIBOR and 32% were based on the prime rate. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5%. The spread that we charge over the prime rate generally ranges from 1.0% to 2.5%. The LIBOR and prime rate used in determining interest rates for the first quarter of 2003 (set on January 1, 2003) were 4.25% and 1.38%, respectively. To the extent LIBOR or the prime rate changes, we will see changes in interest income on our variable-rate loans receivable. In addition, at December 31, 2002, approximately $15.9 million of our loans receivable had a fixed interest rate with a weighted average interest rate of 10.4%. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk.”

– Prepayment Activity

     We have experienced increased prepayment activity as a result of the current low interest rate environment (the prime rate, LIBOR and yield on treasury notes decreased substantially during 2001 and 2002) and we believe that we may continue to experience increased prepayment activity at high levels (particularly in relation to our fixed-rate loans receivable) in 2003. Many of our prepayment fees for our fixed-rate loans receivable are based upon a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain of our loans receivable have prepayment prohibitions of up to five years. In accordance with SBA policy, our SBA 7(a) loans receivable (all variable interest rate) did not have prepayment fees for loans originated prior to January 2001. Effective for loans originated after January 1, 2001, the SBA changed its policy on prepayment fees to allow the SBA to collect a 5% fee for loans prepaid in the first year, 3% in the second year and 1% in the third year. This change in SBA policy may lessen the amount of prepayments received during the first three years after the origination of an SBA guaranteed loan.

     The timing and volume of our prepayment activity for both our variable and fixed-rate loans receivable fluctuate and are impacted by numerous factors including the following:

•	The competitive lending environment (i.e., availability of alternative financing);
•	The current and anticipated interest rate environment (i.e., if interest rates are expected to rise or fall);
•	The market for limited service hospitality property sales; and
•	The amount of the prepayment fee and length of prepayment prohibition.

     When our loans receivable are paid-off prior to their maturity, we generally receive prepayment fees. Prepayment fees result in one-time increases in our income. The proceeds from the prepayments we receive are invested initially in temporary investments and are generally re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on our interest income and depending upon the rate of future prepayments may further impact our interest income. It is difficult for us to accurately predict the volume or timing of prepayments since the factors listed above are not all-inclusive and changes in one factor are not isolated from changes in others which might magnify or counteract the rate or volume of prepayment activity.

– Problem Loans

     Our policy with respect to loans receivable which are in arrears as to interest payments for a period in excess of 60 days is generally to discontinue the accrual of interest income and reverse previously recorded interest income which is deemed uncollectible. We will deliver a default notice and begin foreclosure and liquidation proceedings when we determine that pursuit of these remedies is the most appropriate course of action.

     Senior management closely monitors our Problem Loans which are classified into two categories: Impaired Loans and Special Mention Loans. Our Impaired Loans are loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which its fair value is less than the remaining unamortized principal balance. Our Special Mention Loans are those loans receivable that are not complying with their contractual terms but we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral.

     There can be no assurance that Special Mention Loans will not become Impaired Loans in the future if there is deterioration of the value of the collateral. The value of our loans receivable at December 31, 2002 has been reduced by unrealized depreciation of $711,000. Each Impaired Loan is valued by the Board based upon a determination of fair value of the collateral and other collections since our Impaired Loans are all collateral dependent.

     Historically, we have not had a significant amount of Problem Loans nor have we had a significant amount of charged-off loans. However, during 2001 and 2002 we experienced a trend of increasing Impaired Loans and, as a result, an increase in unrealized and realized losses. This unfavorable trend in Impaired Loans is primarily a result of current economic conditions (see “Economic Factors”). In addition, our increased unrealized and realized losses are partially a result of the reduced value of distressed properties in the limited service hospitality industry. Due to the increased number of properties being marketed, the value of the collateral for our Impaired Loans has decreased.

     Realized losses and the change in unrealized (appreciation) depreciation of our loans was as follows:

	Years ended December 31,

	2002	2001	2000

	(In thousands)
SBIC commercial loans	$422	$344	$122
Other commercial loans	(2)	2	14
SBA 7(a) loans	63	463	350

	$483	$809	$486

Retained Interests

     At December 31, 2002 and 2001 the recorded value of our Retained Interests was $40.0 million and $33.5 million, respectively. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans (the “required overcollateralization”), (ii) required cash balances owned by the SPE (the “reserve fund”) and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE (the “interest-only strip receivable”).

     The fair value of our Retained Interests is determined based on the present value of future cash flows we expect to receive from the SPEs. Estimated future cash flows are based in part upon estimates of prepayment speeds and loan losses. Prepayment speeds and loan losses were estimated based on the current and anticipated interest rate and competitive environments and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any assumptions, or actual results which deviate from these assumptions, may materially affect the value of our Retained Interests.

     The net unrealized appreciation on our Retained Interests at December 31, 2002 and December 31, 2001 was $3.5 million and $2.0 million, respectively. The net increase of $1.5 million resulted primarily from a decrease in the discount rates used to value our Retained Interests resulting from the lower interest rate environment at December 31, 2002 compared to December 31, 2001 partially offset by unrealized losses due to anticipated increased losses and prepayments. Any appreciation (depreciation) of our Retained Interests is included in the accompanying statements of operations as either a realized loss (if there is a reduction in expected future cash flows) or an unrealized gain (loss) on investments.

     With the exception of the 2000 Joint Venture, our SPEs have experienced positive results with no loan losses and minimal 60-day delinquencies. There can be no assurance that we will continue to achieve these types of results in future periods. The 2000 Joint Venture had two Impaired Loans emerge during 2002. The first Impaired Loan resulted in the acquisition of a limited service hospitality property by the 2000 Joint Venture. We are currently marketing this asset and expect the sale to occur in 2003. The second Impaired Loan, with a principal balance of $2.3 million, was deemed a “charged-off” loan (in accordance with the transaction documents) during December 2002. At that time, PMC Capital exercised its option to repurchase the loan from the 2000 Joint Venture for $2.3 million plus accrued interest. The aggregate value of this property (and our estimate of the underlying loan receivable), as reduced for anticipated holding and selling costs, was estimated to be $1.2 million. Primarily as a result of these two Impaired Loans, we recorded realized losses on our Retained Interests of $2.0 million during 2002.

Assets Acquired in Liquidation

     Our assets acquired in liquidation include (i) assets repurchased by us and recorded on our balance sheet as assets acquired in liquidation and (ii) assets repurchased by one of our non-investment company subsidiaries or one of our affiliates.

     With regard to properties acquired through foreclosure: (i) deferred maintenance issues must be addressed prior to operation of the property or (ii) it may not be economically justifiable to operate the property prior to its sale. To the extent keeping the property operating is deemed to assist in attaining a higher value upon sale, we will take steps to do so. We typically hire third party management companies with expertise in management of the type of property for sale (i.e., limited service hospitality, golf facility, etc.).

     On an ongoing basis, we monitor revenue generation and growth, expense controls, working capital projections, capital needs, marketing plans and sales opportunities for our assets acquired in liquidation. We are marketing these assets while implementing new operating plans to stimulate revenue at the properties. Marketing efforts include the use of our marketing personnel, advertising through use of our website, direct mail, word of mouth with current borrowers and other contacts and the use of third party brokers and dealers.

– Owned by PMC Capital and Subsidiaries

     At December 31, 2002, the aggregate recorded value of our assets acquired in liquidation on our consolidated balance sheet was approximately $2.3 million and consisted primarily of two limited service hospitality properties (one of which was operating at December 31, 2002).

     We have incurred costs, primarily operating losses and capital expenditures, on our assets acquired in liquidation. During 2002, we incurred losses from the operations of our assets acquired in liquidation of approximately $391,000. There can be no assurance that we will be able to sell these properties in the near future; therefore, operating losses will likely continue and may be substantial.

     During December 2002, we sold one limited service hospitality property for approximately $500,000 and recorded a gain of approximately $113,000. We financed the sale through origination of a loan of $325,000 at an interest rate of LIBOR plus 4.5%. The loan matures in 2022. In addition, First Western sold four properties during 2002 for approximately $350,000 and recorded losses of approximately $130,000.

– Owned by Non-Consolidated Subsidiaries and SPEs

     Assets have been acquired by our non-consolidated subsidiaries or our SPEs: (i) to reduce liability exposure, (ii) to reduce the risk of non-compliance with revenue requirements of the Code or (iii) if the acquisition was required by an SPE’s transaction documents.

     In October 2002, our affiliate, PMC Funding, acquired two assisted care living facilities with an estimated fair value of approximately $1.2 million for $101,000 in cash and the assumption of notes payable to PMC Capital and First Western. PMC Funding operated one of the two assisted care living facilities while the other facility is vacant. On January 15, 2003, PMC Funding sold the operating assisted care living facility for $975,000. The proceeds were used to repay in full the mortgage held by PMC Capital, including additional costs incurred prior to liquidation and accrued interest. The remaining funds were used to repay a portion of the receivable due to First Western and no gain or loss was recorded on the sale. As of December 31, 2002, the underlying loan receivable held by PMC Capital related to these facilities was valued at approximately $788,000. We have classified the receivables of PMC Capital and First Western as due from affiliate on our consolidated balance sheet (i.e., they are not included as assets acquired in liquidation).

     The 2000 Joint Venture owns a limited service hospitality property with an aggregate estimated value of $1.4 million. We are currently marketing this property and expect it to be sold in 2003.

     Subsequent to year-end, our newly formed non-investment company subsidiary, PMC Asset Holding, LLC, acquired a golf facility that was collateral for a loan receivable held by PMC Capital. At the time of the purchase, the asset was valued at $1.2 million which is the same as PMC Capital valued its loan receivable at December 31, 2002. The value of this property (and our estimate of the underlying loan receivable) was determined based on our estimate of the net proceeds expected from the liquidation of the collateral as reduced for taxes, anticipated holding costs and selling costs. The golf facility is not currently operating. To the extent the value of the golf facility was to become further impaired, we would reflect a loss in our consolidated financial statements at the time the asset was deemed to be impaired. The asset will be classified as due from affiliate on our consolidated balance sheet (i.e., it will not be included in assets acquired in liquidation). The operations, if any, of the golf facility will be reflected as equity in income (loss) of unconsolidated subsidiaries, net, in our statement of operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Our discussion and analysis of our financial condition and our results of operations are based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses and related disclosure of contingent assets and liabilities. Our management has discussed the development and selection of these critical accounting policies and estimates with the audit committee of the Board and the audit committee has reviewed the disclosure relating to these policies and estimates included in this annual report.

     We believe the following critical accounting considerations and significant accounting policies represent our more significant policies, judgments and estimates used in the preparation of our consolidated financial statements.

Principles of Consolidation

     Our consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western, PMCIC and Western Financial. PMC Advisers and PMC Funding are accounted for using the equity method of accounting in conformity with Federal securities laws. SPEs created in conjunction with our structured loan sale transactions are accounted for in accordance with Statement of Financial Accounting Standards No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). Under SFAS No. 140, interests in the SPEs are accounted for as Retained Interests.

Fair Value Accounting

     Our Board determines, in good faith, the fair value of our investments, with the resulting unrealized gains and losses being recorded through earnings. Fair value in accordance with generally accepted accounting principles for investment companies includes the “current sale” concept meaning “orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale.”

     The determination of fair value requires judgment and consideration of the facts and circumstances existing at the evaluation date. Adverse changes to the facts and circumstances will impact the Board’s determination of value and may require valuation losses which may be material to our results of operations.

     Below we discuss the valuation of our loans receivable, Retained Interests and assets acquired in liquidation.

Valuation of Loans Receivable

     The valuation of our loans receivable is adjusted on a quarterly basis to reflect the good faith determination of our Board as to the current fair value of our loans. There is typically no public market or established trading market for the loans we originate. The illiquid nature of our loans receivable may adversely affect our ability to dispose of such loans at times when it may be advantageous for us to liquidate such investments. In the absence of a readily ascertainable market, the value of our loans receivable may differ from the values that would be placed on the loans receivable if a ready market existed. Therefore, if we were forced to immediately liquidate some or all of our loans receivable, the proceeds of such liquidation may be significantly less than the current value of such loans receivable.

     On an ongoing basis, the Board values our loans receivable through an assessment of the recoverability of individual loans. The Board values an individual loan based on the borrower’s payment history, collateral value, guarantor support and other factors. If significant doubt exists as to the ultimate realization of a loan, the Board will reduce the fair value accordingly. The determination of whether significant doubt exists regarding the ultimate realization of a loan requires judgment and consideration of the facts and circumstances existing at the evaluation date. Changes to the facts and circumstances of the borrower, the hospitality industry and the economy may cause a decline in the fair value of the loan, and ultimately unrealized and realized losses which may be material to our results of operations. The fair value of our loans receivable generally approximates the remaining unamortized principal of the loan, unless there is doubt as to the realization of the loan receivable. When doubt exists, the fair value of the loan receivable is then based upon the value of the collateral which may involve (i) cash flow/revenue multiples, (ii) property tax assessments, (iii) historical information and (iv) updated appraisals in certain circumstances. In addition, as part of the evaluation of the collateral, we generally review all loan origination underwriting documentation including the appraisal used during the loan origination process.

     Losses on our loans (realized and unrealized) were 0.56% (56 basis points) and 0.76% (76 basis points) of our weighted average outstanding loans receivable during 2002 and 2001, respectively. To the extent we are forced to liquidate one or several of our loans, future losses may be substantial. The change in assets and net income if the valuation of our loan portfolio were to decline is as follows:

Change in Assets and Net Income

(In thousands)
Loan portfolio valuation declines by 1%	$(885)
Loan portfolio valuation declines by 2%	$(1,770)

Valuation of Retained Interests

     The valuation of our Retained Interests is adjusted on a quarterly basis to reflect the good faith determination of our Board as to the current fair value of our Retained Interests. Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists for our Retained Interests. Therefore, the Board’s determination of the fair value may vary significantly from values that would be placed on our Retained Interests if a ready market existed. If we were forced to immediately liquidate some or all of our Retained Interests, the proceeds of such liquidation may be significantly less than the current value of such Retained Interests.

     The valuation of our Retained Interests is our most volatile critical accounting estimate because the valuation is dependent upon estimates of future cash flows that are dependent upon the performance of the underlying loans receivable. Prepayments or losses in excess of estimates will cause us to incur losses. The fair value of our Retained Interests is determined based on the present value of estimated future cash flows from the SPEs. The estimated future cash flows are calculated based on assumptions concerning, among other things, loan losses and prepayment speeds. We regularly measure loan loss, prepayment and other assumptions against the actual performance of the loans receivable sold and to the extent adjustments to our assumptions are deemed necessary, they are made on a quarterly basis. If the prepayment speeds occur at a faster rate than anticipated or future loan losses occur quicker than expected or in amounts greater than expected, the value of the Retained Interests will decline and total income in future periods would be reduced. If prepayments occur slower than anticipated or future loan losses are less than expected, cash flows would exceed estimated amounts, the value of our Retained Interest would increase and total income in future periods would be enhanced. Actual prepayments and loan losses may vary significantly from our assumptions. Although we believe that we have made reasonable assumptions as to the future cash flows of the structured loan transactions, actual rates of loss or prepayments may vary significantly from those assumed and other assumptions may be revised based upon anticipated future events. These assumptions are updated on a quarterly basis by the Board. Over the past three years, there has been no significant change in the methodology employed in valuing these investments. The discount rates utilized in computing the net present value of future cash flows are based on an estimate of the inherent risks associated with each cash flow stream.

     Significant estimates related to our Retained Interests were as follows at December 31, 2002:

	Constant	Aggregate	Range of
	Prepayment	Losses	Discount
	Rate (1)	Assumed (2)	Rates

Secondary Market (3)	20.0%	—	11.7%
FW 97	30.0%	0.30%	6.0% to 11.6%
1998 Partnership	11.0%	2.87%	4.3% to 11.5%
1999 Partnership	10.0%	2.40%	6.8% to 11.5%
2000 Joint Venture	14.0%	3.02%	7.3% to 12.0%
2001 Joint Venture	9.5%	3.09%	6.7% to 11.4%
2002 Joint Venture	9.5%	3.13%	6.8% to 11.5%

(1)	Based on anticipated principal prepayments considering the loans sold and similar loans.

(2)	As a percentage of the outstanding principal balance of the underlying loans receivable as of December 31, 2002 based upon per annum losses that ranged from 0.3% to 1.0%.

(3)	There are no losses on Secondary Market sales as the SBA has guaranteed payment of principal on these loans.

     Future annualized loan losses of between 35 to 100 basis points were estimated on all of our structured loan transactions. At December 31, 2002, we have identified two sold loans ($2.3 million) that we consider Impaired Loans and five sold loans ($5.2 million) that we consider Special Mention Loans. If we have to liquidate these loans, losses may exceed estimates and the value of our Retained Interests will decline.

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

     The value of our Retained Interests includes an asset acquired in liquidation with an estimated value of $1.4 million that is owned by the 2000 Joint Venture. We are currently marketing this asset and expect it to be sold in 2003. In addition, during December 2002, PMC Capital exercised its option to repurchase a charged-off loan from the 2000 Joint Venture with a principal balance of $2.3 million. We recorded realized losses of $2.0 million on our Retained Interests during 2002 primarily related to these assets.

     The following is a sensitivity analysis of our Retained Interests as of December 31, 2002 to highlight the volatility that results when prepayments, loan losses and discount rates are different than our assumptions:

		Asset and Net
Changed Assumption	Pro-Forma Value	Income Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$37,297	$(2,706)
Losses increase by 100 basis points per annum (1)	$34,714	$(5,289)
Rate of prepayments increases by 5% per annum (2)	$38,642	$(1,361)
Rate of prepayments increases by 10% per annum (2)	$37,688	$(2,315)
Discount rates increase by 100 basis points	$38,408	$(1,595)
Discount rates increase by 200 basis points	$37,002	$(3,001)

(1)	If we experience significant losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first reduce the value of the interest-only strip receivables. To the extent the interest-only strip receivables could not fully absorb the losses, the effect would then be to reduce the value of our reserve funds and then the value of our required overcollateralization.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

Valuation of Assets Acquired in Liquidation

     The valuation of our assets acquired in liquidation is adjusted on a quarterly basis to reflect the good faith determination of our Board as to the current fair value of our assets acquired in liquidation. Our Board’s valuation of assets acquired in liquidation is based upon the value of the collateral, necessary capital improvements and expected holding costs. The fair value of the collateral is determined on an individual asset basis and may involve (i) discussions with brokers, (ii) cash flow/revenue multiples, (iii) property tax assessments, (iv) historical information and (v) updated appraisals in certain circumstances. In addition, we review all loan origination underwriting documentation including the appraisal and generally conduct a site visit. This value is then reduced by expected holding costs, including, but not limited to, legal fees, appraisal costs, delinquent property taxes and capital expenditures related to improvements or replacements of capital assets.

     Adverse changes to the facts and circumstances for our assets acquired in liquidation will impact the Board’s determination of value and may require valuation losses which may be material to our results of operations.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

– Overview

     Net income decreased by $4,584,000 (43%), to $5,983,000 during 2002 from $10,567,000 during 2001. Earnings per share decreased $0.39 (45%), to $0.48 per share during 2002 from $0.87 per share during 2001. The decrease in net income is primarily due to:

•	decreased interest income of $4,061,000 due to the sale of loans receivable and an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans;
•	a reduction in the gain on sale of assets of $1,286,000 due to a smaller volume of loans sold and decreased anticipated cash flows due to reduced net interest spread;
•	realized and unrealized losses from our Retained Interests (excluding the benefit from the change in discount rates described below) increased by approximately $1.3 million from approximately $1.4 million during 2001 to approximately $2.7 million during 2002;
•	an increase of $421,000 in unrealized losses from our assets acquired in liquidation due primarily to collateral devaluation, greater than anticipated capital expenditures and increases in expected holding costs related to these assets; and
•	a loss from operations of assets held for sale of $391,000 as a result of operating losses associated with our two operating hotel properties included in assets acquired in liquidation during 2002.

Partially offsetting these decreases in net income were:

•	a benefit from the change in discount rates utilized in the valuation on our Retained Interests of approximately $1.5 million from a valuation increase of approximately $700,000 during 2001 to a valuation increase of approximately $2.2 million during 2002;
•	a decrease in interest expense of $901,000 due to decreasing variable rates of interest on our LIBOR based notes payable and the repayment in 2002 of debentures due the SBA and notes payable; and
•	a decrease in salaries and related benefits of $259,000.

     Significant changes in our income and expenses are further described below.

– Income

     Interest income decreased by $4,061,000 (35%), to $7,507,000 during 2002 from $11,568,000 during 2001. Interest income consisted of the following:

	Year Ended December 31,		Increase (Decrease)

	2002	2001	Amount	Percentage

	(Dollars in thousands)
Interest income — loans	$6,629	$10,515	$(3,886)	(37.0)%
Commitment fees collected	339	523	(184)	(35.2)%
Interest income — other investments	539	530	9	1.7%

	$7,507	$11,568	$(4,061)	(35.1)%

     The decrease in our interest income was primarily a result of the sale of approximately $49.2 million and $43.2 million of our loans receivable in structured loan sale transactions completed in June 2001 and April 2002, respectively, which reduced our weighted average loans receivable outstanding by $19.5 million (18%) to $86.8 million during 2002 from $106.3 million during 2001. In addition, the average quarterly prime rate and LIBOR (utilized in the determination of our quarterly variable rates) decreased by 281 basis points and 244 basis points, respectively, during 2002 causing our weighted average interest rate to decline to 7.1% at December 31, 2002 from 9.0% at December 31, 2001. Approximately 82% and 36% of our loans receivable had variable rates of interest as of December 31, 2002 and 2001, respectively. The sharp rise in the percentage of variable-rate loans receivable at December 31, 2002 is a result of new variable-rate loan originations and the sale of fixed-rate loans receivable in the April 2002 structured loan sale transaction. In addition, commitment fees collected decreased due to a decrease in loan originations.

     Income from Retained Interests decreased by $138,000 (3%), to $5,202,000 during 2002 from $5,340,000 during 2001. Income from Retained Interests is comprised of the yield on our Retained Interests. The annualized yield on our Retained Interests decreased to 13.7% during 2002 from 14.9% during 2001; however, our weighted average Retained Interests increased due primarily to the structured loan sale transaction completed in April 2002.

     Advisory fee income increased by $124,000 (7%), to $1,927,000 during 2002 from $1,803,000 during 2001. Advisory fees relate to our Investment Management Agreements with PMC Commercial. The increase was primarily a result of the increased loan portfolio of PMC Commercial.

– Interest expense

     Interest expense decreased by $901,000 (16%), to $4,588,000 during 2002 from $5,489,000 during 2001. Interest expense results primarily from interest on (i) our notes payable ($40.0 million outstanding as of December 31, 2002 and $45.0 million outstanding as of December 31, 2001) with a weighted average interest rate of 4.9% and a weighted average remaining maturity of 2.1 years as of December 31, 2002 and (ii) debentures due the SBA ($14.3 million outstanding as of December 31, 2002 and $31.3 million outstanding as of December 31, 2001), with a weighted average interest rate of approximately 7.7% and a weighted average remaining maturity of 5.2 years as of December 31, 2002. The primary reasons for the decrease in interest expense were (i) a reduction in the average quarterly interest rates on our LIBOR-based notes payable of 244 basis points ($25.0 million in variable rate debt outstanding as of both December 31, 2002 and 2001) from the year ended December 31, 2001 to the year ended December 31, 2002 and (ii) the repayment during the last half of 2002 of $17.0 million in debentures due the SBA with a weighted average interest rate of approximately 7.6% and the repayment of $5.0 million in notes payable during December 2002 with an interest rate of 7.0%.

– Other expenses

     Other expenses increased by $199,000 (3%), to $6,118,000 during 2002 from $5,919,000 during 2001. Other operating expenses are comprised of salaries and related benefits, general and administrative, loss from operations of assets acquired in liquidation, profit sharing plan, rent, and professional fees. The primary reason for the increase was the loss from operations of assets acquired in liquidation of $391,000 during 2002. Our assets acquired in liquidation held at December 31, 2002 were not operated by us during 2001. The increase was partially offset by a reduction in salaries and related benefits which decreased $259,000 (6%), to $3,940,000 during 2002 from $4,199,000 during 2001. The decrease was mainly a result of a decrease in the number of our employees and a reduction in bonuses.

– Realized and unrealized gain (loss) on investments

     Realized and unrealized gain (loss) on investments decreased $1,196,000 to a gain of $27,000 during 2002 compared to a gain of $1,223,000 during 2001. Our realized and unrealized gain (loss) on investments consisted of the following:

	Year Ended December 31, 2002

	(In thousands)
		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$(1,981)	$—	$(215)	$(2,196)
Sale of assets	—	(17)	1,463	1,446
Change in unrealized appreciation (depreciation) on investments	1,466	(421)	(268)	777

Total realized and unrealized gain (loss) on investments	$(515)	$(438)	$980	$27

	Year Ended December 31, 2001

	(In thousands)
		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$(1,303)	$—	$(1,025)	$(2,328)
Sale of assets	—	—	2,732	2,732
Change in unrealized appreciation on investments	603	—	216	819

Total realized and unrealized gain (loss) on investments	$(700)	$—	$1,923	$1,223

(1)	Includes the mortgage-backed security of our affiliate.

     During April 2002, we sold $43.2 million of loans receivable and recognized a gain of $1,463,000. During June 2001, we sold $49.2 million of our loans receivable and recognized a gain of $2,732,000. The decrease in gain recognized of $1,269,000 was primarily due to the smaller pool of sold loans and a reduced “net interest spread.” The net interest spread is the difference between the weighted average interest rate on the sold loans receivable compared to the coupon rate on the debt issued by the SPE. At the time the transactions were completed, our net interest rate spread was 2.86% related to our 2002 Joint Venture compared to our net interest rate spread of 3.42% related to our 2001 Joint Venture as a result of the interest rate market and the market for the purchase of asset-backed securities.

     The unrealized appreciation of $1,466,000 on our Retained Interests during 2002 primarily relates to a decrease in the discount rates used to value our Retained Interests. Unrealized gains of approximately $2,174,000 were recorded during 2002 as a result of a decrease in our discount rates. The decrease in discount rates was a result of the lower interest rate environment at December 31, 2002 compared to December 31, 2001. Offsetting a portion of these unrealized gains from the reduction in discount rates were unrealized losses of $708,000 and realized losses of $1,981,000 resulting primarily from (i) increased losses related primarily to the 2000 Joint Venture, (ii) lower than anticipated income on our underlying loans receivable and reserve funds and (iii) increased anticipated prepayments. Realized losses of approximately $1.9 million relate to reductions in actual and anticipated future cash flows from the 2000 Joint Venture as a result of its Impaired Loans.

     The unrealized appreciation of $603,000 during 2001 primarily relates to a decrease in the discount rates used to value our Retained Interests. Unrealized appreciation of approximately $668,000 was recorded during 2001 as a result of the decrease in our discount rates. The decrease in discount rates was a result of the lower interest rate environment at December 31, 2001 compared to December 31, 2000. Offsetting a portion of these unrealized gains from the reduction in discount rates were realized losses of $1,303,000 resulting primarily from (i) a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and (ii) lower than anticipated income on our reserve funds and underlying loans receivable.

     We recognized $483,000 of realized losses and unrealized depreciation on our loans during 2002 compared to $809,000 in realized losses and unrealized depreciation on our loans during 2001. Losses on our loans were 0.56% and 0.76% of our weighted average outstanding loans receivable during 2002 and 2001, respectively.

     We recorded $421,000 in unrealized losses on our assets acquired in liquidation during 2002. The loss is primarily related to devaluation of collateral, additional capital expenditures and increased expected holding costs related to our assets acquired in liquidation. There were no realized or unrealized losses on our assets acquired in liquidation during 2001.

     We generated a net loss on sale of assets of $17,000 from our assets acquired in liquidation during 2002. During December 2002, we sold one of our limited service hospitality properties for approximately $500,000 resulting in a net gain of approximately $113,000 and First Western sold four retail establishments during 2002 for proceeds of approximately $350,000 resulting in a loss of approximately $130,000.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

– Overview

     Net income decreased by $686,000 (6%), to $10,567,000 during 2001 from $11,253,000 during 2000. Earnings per share decreased $0.06 (6%), to $0.87 per share during 2001 from $0.93 per share during 2000. The decrease in net income is primarily due to:

•	decreased interest income of $1,972,000 due to the sale of loans receivable and an increase in variable rate lending with lower variable interest rates than our fixed interest rate loans;
•	realized and unrealized losses from our Retained Interests (excluding the benefit from the change in discount rates described below) increased by approximately $2.3 million from unrealized gains of approximately $900,000 during 2000 to realized and unrealized losses of approximately $1.4 million during 2001.

Partially offsetting these decreases in net income were:

•	a benefit from the change in discount rates utilized in the valuation on our Retained Interests of approximately $700,000; and
•	an increase in the gain on sale of assets of $2,168,000 due to a larger volume of loans sold and increased anticipated cash flows due to increased net interest spread.

Significant changes in our income and expenses are further described below.

– Income

     Interest income decreased by $1,972,000 (15%), to $11,568,000 during 2001 from $13,540,000 during 2000. Interest income consisted of the following:

	Years Ended December 31,		Increase (Decrease)

	2001	2000	Amount	Percentage

	(Dollars in thousands)
Interest income — loans	$10,515	$12,628	$(2,113)	(16.7)%
Commitment fees collected	523	432	91	21.1%
Interest income — other investments	530	480	50	10.4%

	$11,568	$13,540	$(1,972)	(14.6)%

     The decrease in our interest income was primarily a result of the sale of approximately $49.2 million and $28.0 million of our loans receivable in structured loan sale transactions completed in June 2001 and December 2000, respectively, which decreased our weighted average loans receivable outstanding by $11.5 million (10%) to $106.3 million during 2001 from $117.8 million during 2000. In addition, the prime rate decreased by 350 basis points during 2001 causing our weighted average interest rate to decline to 9.0% at December 31, 2001 from 10.4% at December 31, 2000. Approximately 36% and 30% of our loans receivable had variable rates of interest based on the prime rate as of December 31, 2001 and 2000, respectively.

     Income from our Retained Interests increased by $1,320,000 (33%), to $5,340,000 during 2001 from $4,020,000 during 2000. Income from Retained Interests is comprised of the yield accreted on our Retained Interests. The increase in income from our Retained Interests was the result of an increase in our weighted average Retained Interests outstanding primarily due to the structured loan sale transactions completed in June 2001 and December 2000. In addition, the annualized yield on our Retained Interests increased to 14.9% during 2001 from 14.2% during 2000.

     Advisory fee income increased by $104,000 (6%), to $1,803,000 during 2001 from $1,699,000 during 2000. Advisory fees relate to our Investment Management Agreements with PMC Commercial. The increase was primarily a result of the increased loan portfolio of PMC Commercial.

– Interest expense

     Interest expense increased by $29,000 (1%), to $5,489,000 during 2001 from $5,460,000 during 2000. Interest expense remained relatively flat, since the effect of our weighted average debt outstanding increasing to $75.3 million in 2001 compared to $70.8 million in 2000, was offset by a decline in our weighted average cost of funds to 7.2% for 2001 compared to 7.6% in 2000. Interest expense results primarily from interest on (i) our notes payable ($45.0 million and $41.7 million outstanding as of December 31, 2001 and 2000, respectively) with a weighted average interest rate of 5.4% and a weighted average remaining maturity of 2.9 years as of December 31, 2001, (ii) debentures due the SBA (as of both December 31, 2001 and 2000 the outstanding balances were $31.3 million), with a weighted average interest rate of approximately 7.6% and a weighted average remaining maturity of 4.6 years as of December 31, 2001, and (iii) balances outstanding on our revolving credit facility.

– Other expenses

     Operating expenses increased by $99,000 (2%), to $5,919,000 during 2001 from $5,820,000 during 2000. Operating expenses are comprised of salaries and related benefits, general and administrative, profit sharing plan, rent and professional fees. The primary reason for the increase was general and administrative expenses which increased $68,000 (8%), to $884,000 during 2001 from $816,000 during 2000. The increase was mainly due to increased insurance expense, advertising and bank fees.

– Realized and unrealized gain (loss) on investments

     Realized and unrealized gain (loss) on investments increased $274,000 to a gain of $1,223,000 during 2001 compared to a gain of $949,000 during 2000. Our realized and unrealized gain (loss) on investments consisted of the following:

	Year Ended December 31, 2001

	(In thousands)
	Retained	Loans
	Interests (1)	Receivable	Total

Realized losses	$(1,303)	$(1,025)	$(2,328)
Sale of assets	—	2,732	2,732
Change in unrealized appreciation on investments	603	216	819

Total realized and unrealized gain (loss) on investments	$(700)	$1,923	$1,223

	Year Ended December 31, 2000

	(In thousands)
	Retained	Loans
	Interests (1)	Receivable	Total

Realized losses	$—	$(17)	$(17)
Sale of assets	—	564	564
Change in unrealized appreciation (depreciation) on investments	871	(469)	402

Total realized and unrealized gain (loss) on investments	$871	$78	$949

(1)	Includes the mortgage-backed security of our affiliate.

     During 2001 we recognized a gain of approximately $2,732,000 relating to the sale of $49.2 million of loans receivable during June 2001 compared to a gain of $564,000 recognized from the structured loan sale of $28.0 million of loans receivable during December 2000. The increase was due to an increase in the principal sold of approximately $21.2 million and the increased “net interest spread.” The net interest spread is the difference between the weighted average interest rate on the sold loans receivable compared to the coupon rate on the debt issued by the SPE. We generated a net interest spread of 3.42% related to our 2001 Joint Venture compared to a net interest spread of 2.26% related to our 2000 Joint Venture as a result of the interest rate market and the market for purchases of asset-backed securities.

     The unrealized appreciation of $603,000 on our Retained Interests during 2001 primarily relates to a decrease in the discount rates used to value our Retained Interests. Unrealized appreciation of approximately $668,000 was recorded during 2001 as a result of the decrease in our discount rates. The decrease in discount rates was a result of the lower interest rate environment at December 31, 2001 compared to December 31, 2000. Offsetting these unrealized gains from the reduction in discount rates were realized losses of $1,303,000 resulting primarily from a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and lower than anticipated income on our reserve funds. During 2000 we recognized $871,000 in valuation gains relating to our Retained Interests. The primary reason for the unrealized appreciation of $871,000 during 2000 was the lower than anticipated rate of prepayment activity and less than anticipated loan losses.

     We recognized $809,000 of realized losses and unrealized appreciation on our loans during 2001 compared to $486,000 in realized losses and unrealized depreciation on our loans during 2000. The change was primarily a result of unrealized depreciation on impaired loans recorded during the third and fourth quarter of 2001 including $460,000 related to two limited service hospitality properties we acquired through foreclosure in

January and February 2002. Losses on our loans were 0.76% (76 basis points) and 0.41% (41 basis points) of our weighted average outstanding loans receivable during 2001 and 2000, respectively.

CASH FLOW ANALYSIS

     We generated cash flow from operating activities of $7,503,000 and $9,959,000 during 2002 and 2001, respectively. The decrease in cash flows from operating activities of $2,456,000 primarily relates to (i) a decrease in our net income of $4,584,000 and (ii) decreased funds available from our SBA 7(a) loan activity of $2,030,000. This decrease was partially offset by a $2,812,000 increase in cash flows from our other operating assets and liabilities due primarily to increased other liabilities due to the SBA and borrower advances. We pay dividends from the cash flows generated by our operating activities. See “Dividends.”

     We generated cash of $10,493,000 and used cash of $6,965,000 from investing activities during 2002 and 2001, respectively. This $17,458,000 increase in cash from investing activities relates primarily to (i) a net decrease in loans funded less principal collected of $25,486,000 and (ii) a decrease of $6,610,000 in net proceeds from the debt issued by the 2002 Joint Venture of $37,901,000 compared to $44,511,000 in net proceeds from the debt issued by the 2001 Joint Venture.

     We used cash of $29,836,000 from financing activities during 2002 compared to $7,585,000 from financing activities during 2001. This $22,251,000 increase in cash flows used in financing activities relates primarily to (i) $22,000,000 in debt repayments in 2002 compared to $3,333,000 in net proceeds from borrowings during 2001 and (ii) a reduction in dividends paid of $3,082,000.

LIQUIDITY AND CAPITAL RESOURCES

Sources and Uses of Funds

– Overview

     Historically, our cash flows provided by operating activities have been paid to our shareholders as dividends. In 2003, we anticipate that our cash flows from operating activities will be sufficient to pay 2003 dividend distributions. As a result, our cash flows from operating activities are generally not available to fund loan originations or debt service. During 2002 our investment in loans ($47.0 million) and debt repayments ($22.0 million) were primarily funded by:

•	Principal collections on our loans receivable of $13.9 million;
•	Net proceeds from our structured loan sale transaction of $37.9 million; and
•	Use of cash on hand.

     During 2003, we anticipate loan originations will range from $45 million to $60 million, which we expect to be funded primarily through (i) a structured loan sale transaction(s), (ii) issuance of notes payable or SBA debentures and (iii) advances under our revolving credit facility and guidance line facility. We are currently in the process of marketing a co-securitization transaction with PMC Commercial and expect the transaction to be completed in the second quarter of 2003.

     We have $5.0 million in notes payable with an interest rate of 8.6% that mature in April 2003. We anticipate that these notes payable will either be repaid from the proceeds from our structured loan sale transaction which is expected to be completed in the second quarter of 2003 or refinanced into new notes payable. To the extent necessary, there can be no assurance that we will be able to refinance the $5.0 million in notes payable.

     At December 31, 2002, we had approximately $5.5 million of cash and cash equivalents, availability of $10 million under our revolving credit facility and $5 million under our discretionary guidance line facility compared to approximately $29.4 million of total loan commitments and approvals outstanding. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

– Sources of Funds

     General

     Our ability to continue to originate loans will depend on our ability to borrow funds, sell assets, complete structured loan sale transactions and/or issue equity on acceptable terms. A reduction in the availability of these sources of funds could have a material adverse effect on our financial condition and results of operations.

     We expect that the sources of funds described below should be adequate to meet our existing obligations and generate funds sufficient to meet both our short-term and long-term capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels and we may have to refer commitments to PMC Commercial.

     To meet our liquidity requirements, including origination of new loans, we primarily generate funds from the following sources:

•	Structured loan sales;
•	Issuance of SBA debentures;
•	Borrowings under our short-term, unsecured revolving credit facility and/or guidance line;
•	Issuance of senior unsecured medium-term notes; and
•	Private and public issuances of common stock.

     As a BDC, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings, which may restrict our ability to borrow in certain circumstances. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market. We do not anticipate selling additional equity securities during the year ending December 31, 2003.

     Additional sources of capital include principal and interest collected on our existing loans receivable, the cash flows from our Retained Interests and proceeds from the sale of SBA 7(a) loans receivable in the secondary market. However, to the extent these sources represent taxable income (i.e., interest income, etc.), such amounts have historically been distributed to our shareholders as dividends. As a result, those earnings are generally not available to fund future investments.

     We believe that as a result of the current interest rate environment (the prime rate, LIBOR and the yield on treasury notes decreased substantially during 2001 and 2002) we may continue to experience prepayment activity in 2003 which may also provide us with an additional source of funds. The majority of our fixed-rate loan receivables’ prepayment fees are based on a yield maintenance premium which provides for greater fees as interest rates decrease. In addition, certain loans receivable have prepayment prohibitions of up to five years.

     The proceeds from the prepayments and principal collections we receive and from the completion of structured loan sale transactions are initially invested in temporary investments which generate less interest income and have generally been re-loaned or committed to be re-loaned at lower interest rates than the prepaid loans receivable. These lower interest rates have had an adverse effect on interest income and depending upon the rate of future prepayments may further impact our interest income.

     Structured Loan Sale Transactions

     Our primary source of funds has been structured loan sale transactions. We generated net proceeds of $37.9 million, $44.5 million and $24.7 million from the completion of our 2002, 2001 and 2000 structured loan sale transactions, respectively. It is anticipated that our primary source of working capital during 2003 will be structured loan transaction(s).

     In certain economic markets the availability of funds may be diminished or the “spread” charged for funds may increase causing us to delay a structured loan transaction. A reduction or delay in the availability of this source of funds could have a material adverse effect on our financial condition and results of operations since working capital may not be available to fund loan originations. To the extent our commitments to fund loans fully utilize our availability under our revolving credit facilities, we will attempt to complete a structured loan sale transaction.

     The timing of a securitization also has significant impact on our financial condition and results of operations. Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of product we generate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans.

     We are presently in the process of marketing a structured loan sale transaction with PMC Commercial of approximately $62 million of our variable-rate loans receivable. Completion of this structured loan sale transaction is expected in the second quarter of 2003. Changes in market conditions may have an impact on the completion of this transaction. While we have been successful in completing our past structured loan transactions in a timely manner, due to the risky nature of these transactions and the many factors which could cause us to delay or postpone a transaction, there can be no assurance of a successful outcome.

     In the event a securitization is delayed or unable to be completed, we will either have to increase our capacity under our revolving credit facility, enter into new debt agreements or cease originating new loans until a securitization is complete. In addition, to the extent there are problems in the asset-backed securities market, we may choose to sell the loans receivable on unfavorable terms including:

•	Increased interest rate spreads required by investors that reduce our future cash flows;
•	Increased cash reserve requirements; or
•	Increased subordinated portions of loans receivable.

     Each of the items described above would have a negative impact on our net income. In addition, there are other occurrences that could impair our ability, or alter our decision, to complete a structured loan transaction. These events include, but are not limited to, the following:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may widen the “spreads” they require in order to purchase asset-backed securities;
•	Deterioration in the performance of either our loans receivable or the loans receivable of PMC Commercial may deter potential investors from purchasing our asset-backed securities;
•	Deterioration in the operations of the limited service sector of the hospitality industry which may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and
•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost of capital and decreasing the “spread” on our transaction.

     Debt

     At December 31, 2002, we did not have any borrowings outstanding under our $10 million revolving credit facility or our $5 million discretionary guidance line, thus providing credit availability on our revolving credit facility of $15 million. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires that we meet certain covenants (terms as defined in the agreements), the most restrictive of which provides that the ratio of net charge-offs to net loans receivable may not exceed 2%, and the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries. At December 31, 2002, we were in compliance with all covenants of this facility. Subsequent to year-end we commenced borrowing under our revolving credit facility and have approximately $3.0 million outstanding as of February 28, 2003. The credit facility expires in May 2004.

     We repaid $5.0 million of notes payable at maturity in December 2002. We have $40.0 million of notes payable outstanding which require us to meet certain covenants (terms as defined in the agreements), the most restrictive of which require that (i) net loans receivable exceed 150% of funded debt, (ii) loan losses for any 12-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At December 31, 2002, we were in compliance with all of the covenants of these notes.

     We repaid $17.0 million in debentures due to the SBA during September and December 2002. At December 31, 2002, we had an outstanding commitment from the SBA to purchase up to $5.2 million ($4.2 million expiring September 2003 and $1.0 million expiring September 2004) in additional SBA debentures.

– Uses of Funds

     General

     Our primary use of funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds primarily for payment of dividends to shareholders, principal payments on borrowings, interest and salaries and other general and administrative expenses.

     As a regulated investment company, pursuant to the Code, we are required to pay out substantially all of our net investment company taxable income to our common shareholders. See “Dividends.”

     Loan Originations

     At December 31, 2002, commitments to originate loans of approximately $29.4 million were greater than commitments of $19.5 million at December 31, 2001. The increase in outstanding commitments is primarily the result of borrower acceptance of our LIBOR-based lending program (see “Economic Factors”). We anticipate that the loan origination volume for 2003 (which averaged approximately $11.5 million per quarter during 2002) will range from $45 million to $60 million. As discussed above, these commitments will be funded primarily through (i) structured loan transactions, (ii) advances under our revolving credit facility and guidance line facility or (iii) issuance of SBA debentures.

     We expect that the sources of funds described above should be adequate to meet existing obligations and generate funds sufficient to meet both short-term and long-term capital needs. However, there can be no assurance that we will be able to raise additional funds through these financing sources. If these sources are not available, we will have to originate loans at reduced levels and we may have to refer commitments to PMC Commercial.

– Impact of Inflation

     To the extent we originate fixed-rate loans while we borrow funds at variable rates, we would have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. Currently we are primarily originating variable-rate loans and $25.0 million of our debt has variable rates of interest; therefore, we do not believe inflation will have a significant impact on us in the near future. To the extent costs of operations rise while the economy prevents a matching rise in revenue rates (i.e., room rates, menu prices, gasoline prices, etc.), our borrowers would be negatively impacted and valuation losses could result. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we could experience pressure to increase our income and our dividend yield to maintain our stock price.

SUMMARIZED CONTRACTUAL OBLIGATIONS, COMMITMENTS AND CONTINGENCIES

     The following summarizes our contractual obligations at December 31, 2002:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Long-term debt (1)	$54,310	$5,000	$32,000	$10,000	$7,310
Preferred stock (2)	4,000	—	—	—	4,000
Operating leases (3)	308	284	24	—	—
Employment agreements (4)	2,707	1,182	1,525	—	—

Total contractual cash obligations	$61,325	$6,466	$33,549	$10,000	$11,310

(1)	In addition, we have a $10 million revolving credit facility and a $5 million guidance line facility. No amounts are outstanding under either of these facilities as of December 31, 2002.

(2)	The 4% preferred stock of our subsidiary was issued in 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.

(3)	Represents our future minimum lease payments under our leases for office space.

(4)	We have employment agreements with certain of our officers.

     Our commitments at December 31, 2002 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	After 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Environmental (2)	—	—	—	—	—
Other commitments (3)	29,427	29,427	—	—	—

Total commitments	$29,427	$29,427	$—	$—	$—

(1)	Represents our cross indemnification agreements with PMC Commercial related to the Joint Ventures with a maximum exposure at December 31, 2002 of $34.3 million as discussed in detail below. We have valued these indemnification agreements at zero.

(2)	Represents a liability of $0.3 million reflected on the balance sheet of PMC Funding, our non-consolidated, non-investment company subsidiary. The liability represents the estimated remaining costs to remediate an environmental obligation relating to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. We cannot currently estimate when or if the obligation may be required to be paid. There can be no assurance of the accuracy of this estimate.

(3)	Represents our loan commitments outstanding.

     PMC Capital and PMC Commercial have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the special purpose entities created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000. See “Related Party Transactions — Cross Indemnification Agreements.”

     When a structured loan sale transaction is completed, the transaction documents that the special purpose entity enters into contain Credit Enhancement Provisions that govern the assets and the flow of funds in and out of the special purpose entity formed as part of the structured loan sale transaction. See “Related Party Transactions — Credit Enhancement Provisions.”

     In the normal course of business, including the operation of our assets acquired in liquidation, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our consolidated financial position or results of operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and encourages early application, updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The implementation of SFAS No. 145 on January 1, 2003 will not have a material impact on our consolidated financial statements.

     In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities” was issued. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of cost associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 15, 2002. The implementation of SFAS No. 146 on January 1, 2003 will not have a material impact on our consolidated financial statements.

     FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. We adopted the disclosure requirements of FIN 45 at December 31, 2002.

     In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 improves the prominence and clarity of the pro-forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the Summary of Significant Accounting Policies footnote or its equivalent. In addition, SFAS No. 148 improves the timeliness of these disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Adoption of the provisions of SFAS No. 148 for 2002 resulted in the addition of our Stock-Based Compensation Plans footnote to our Summary of Significant Accounting Policies footnote in our consolidated financial statements. In addition, effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all awards granted, modified or settled after January 1, 2003.

     FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) in January 2003. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights, Variable Interest

Entities (“VIEs”), and how to determine when and which business enterprise should consolidate the VIE (“the primary beneficiary”). This new model for consolidation applies to an entity which either (i) the equity investors, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will not impact our consolidated financial statements since it is not applicable to registered investment companies or qualifying SPEs accounted for in accordance with SFAS No. 140.

RELATED PARTY TRANSACTIONS

Advisory Agreements

     Our executive officers are also the executive officers of PMC Commercial and three of our directors or officers are members of the Board of Trust Managers of PMC Commercial. PMC Advisers provides investment advisory services to PMC Commercial pursuant to the Investment Management Agreements. As the investment advisor for PMC Commercial, PMC Advisers has earned $2.3 million, $2.3 million and $2.2 million in advisory fees during 2002, 2001 and 2000, respectively. Pursuant to the Investment Management Agreements entered into between PMC Commercial and PMC Advisers, fees of between 0.40% and 1.55%, annually, are charged by PMC Advisers based upon the average principal outstanding of PMC Commercial’s loans. In addition, the Investment Management Agreements include compensation to PMC Advisers for its assistance in the issuance of PMC Commercial’s debt and equity securities and the acquisition by PMC Commercial of limited service hospitality properties.

     Pursuant to the Loan Origination Agreement, loans that are greater than $1.3 million ($1.1 million prior to July 1, 2002) that meet PMC Commercial’s underwriting criteria are first presented to PMC Commercial for funding. If PMC Commercial does not have available funds, we may originate those lending opportunities as long as they meet our lending criteria. In the event the Loan Origination Agreement is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Capital would enter into a non-compete agreement for a period of seven years from the termination date. A fee would be paid to PMC Advisers each year by PMC Commercial in consideration of the non-compete agreement until the non-compete agreement is terminated. Upon termination, the fee would be calculated as 1% (less loan losses as a percentage of average invested assets) multiplied by the average invested assets at the date of termination. The Loan Origination Agreement is renewable on an annual basis.

     The Lease Supervision Agreement provides for (i) an annual fee of 0.70% of the original cost of the hospitality properties to be paid to PMC Advisers relating to leases entered into by PMC Commercial, (ii) a fee of $10,000 upon the sale of each limited service hospitality property and (iii) an annual loan origination fee equal to five basis points of loans funded for the first $20 million in loans and 2.5 basis points thereafter. In the event the Lease Supervision Agreement is terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by PMC Commercial), PMC Advisers would be entitled to receive the Lease Supervision Fee for a period of five years from the termination date. The Lease Supervision Agreement is renewable on an annual basis.

Cross Indemnification Agreements

     PMC Capital and PMC Commercial have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by PMC Capital or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. As a result of the Credit Enhancement Provisions described below, PMC Commercial had a cash flow deferral, and we paid compensation to PMC Commercial of less than $1,000. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming

Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At December 31, 2002, the maximum potential amount of future payments to PMC Commercial (undiscounted and without consideration of any recoveries from the underlying loans receivable) we could be required to make under these cross indemnification agreements was approximately $34.3 million and the discounted amount was $23.5 million which represents the estimated fair value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet for the Joint Ventures. All of our loans are collateralized; however, the maximum potential amount of future payments we could be required to make under these cross indemnification agreements has not considered any proceeds from the liquidation of collateral underlying these loans. Upon completion of a joint securitization and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reductions to us. Accordingly, we believe that the fair value of these cross indemnification agreements at inception of the Joint Ventures and as of December 31, 2002 and 2001 was zero; thus, no liability was recorded. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these cross indemnification agreements.

Credit Enhancement Provisions

     When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained Credit Enhancement Provisions that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. As a result of our Impaired Loans in the 2000 Joint Venture, a Credit Enhancement Provision was triggered in November 2002. As a consequence, cash flows relating to this transaction were deferred and utilized to fund the increased reserve requirements. Our cash flow deferral at December 31, 2002 and February 28, 2003 was approximately $192,000 and $282,000, respectively. Based on current cash flow assumptions, management anticipates that these funds will be received in future periods.

Other Transactions

     In October 2002, our affiliate, PMC Funding, acquired two assisted care living facilities with an estimated fair value of $1.2 million for $101,000 in cash and the assumption of notes payable to PMC Capital and First Western. PMC Funding operated one of the two assisted care living facilities while the other facility is vacant. On January 15, 2003, PMC Funding sold the operating assisted care living facility for $975,000. The proceeds were used to repay in full the mortgage held by PMC Capital, including additional costs incurred prior to liquidation and accrued interest. The remaining funds were used to repay a portion of the receivable due to First Western. As of December 31, 2002, the underlying loan receivable held by PMC Capital related to these facilities was valued at approximately $788,000.

     During December 2002, PMC Capital exercised its option to repurchase a loan which was deemed to be a “charged-off” loan (in accordance with the transaction documents) from the 2000 Joint Venture for its principal balance of $2.3 million plus accrued interest.

QUARTERLY RESULTS

     Earnings per share on a quarterly basis for the last ten years were as follows.

		Quarter

	Total	First	Second		Third	Fourth

1993	$0.87	$0.18	$0.23		$0.25	$0.21
1994	$1.12	$0.19	$0.23		$0.26	$0.44	(1)
1995	$1.03	$0.23	$0.25		$0.27	$0.28
1996	$1.18	$0.27	$0.30		$0.30	$0.31
1997	$1.35	$0.29	$0.31		$0.30	$0.45	(1)
1998	$1.16	$0.28	$0.28		$0.29	$0.31	(1)
1999	$1.11	$0.23	$0.42	(1)	$0.24	$0.22
2000	$0.93	$0.22	$0.22		$0.20	$0.29	(1)
2001	$0.87	$0.20	$0.38	(1)	$0.15	$0.14
2002	$0.48	$0.14	$0.20	(1)	$0.04	$0.10

(1)	During these quarters we sold portions of our loans receivable which generated gains and increased our earnings per share.

DIVIDENDS

     PMC Capital has historically paid dividends equal to at least 100% of its investment company taxable income. There are certain timing differences between book and tax income, most notably the recognition of income relating to our structured loan transactions. As a result of these timing differences and the anticipation of cash flows from the SPEs, the payment and amount of dividends does not necessarily coincide with our earnings, and we may have a distribution of dividends in excess of our net income. In addition, our dividends paid since we became an investment company exceeded our earnings and profits for tax purposes. We did not recognize any return of capital for dividend reporting purposes during 2002 and 2001. The computation of return of capital provides for several timing differences, most notably relating to the recognition of gain treatment on structured loan transactions.

     During April, July and October 2002, we paid quarterly dividends of $0.16, $0.16 and $0.12 per share to common shareholders of record on March 28, 2002, June 28, 2002 and September 30, 2002, respectively. During December 2002, we declared a $0.12 per share dividend to common shareholders of record on December 31, 2002, which was paid during January 2003. Our Board may amend our dividend policy as warranted by actual and/or anticipated earnings. During March 2003, we declared a $0.12 per share dividend to common shareholders of record on March 31, 2003, to be paid on April 14, 2003.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Since our balance sheet consists of items subject to interest rate risk, we are subject to market risk associated with changes in interest rates as described below. Although management believes that the analysis below is indicative of our sensitivity to interest rate changes, it does not adjust for potential changes in credit quality, size and composition of our consolidated balance sheet and other business developments that could affect our financial position and net income. Accordingly, no assurances can be given that actual results would not differ materially from the potential outcome simulated by these estimates.

LOANS RECEIVABLE

     Changes in interest rates do not have an immediate impact on interest income with regard to fixed-rate loans receivable. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities. The average maturity of our loans receivable is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage loan rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans). See Item 1, “Business-Risk Factors-We Are Subject to Interest Rate Risk.”

     At December 31, 2002 and 2001, we had $15.9 million and $68.9 million of fixed-rate loans receivable, respectively. The fair value of our fixed-rate loans receivable is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated. If we were required to sell our loans at a time we would not otherwise do so, our losses may be substantial. Changes in market interest rates are considered by the Board in its determination of fair value of our loans receivable; however, to date, changes in market interest rates have not had a significant effect on the Board determination. However, future interest rate changes could have an impact. Significant reductions in interest rates, however, can prompt increased prepayments of our loans receivable, resulting in possible decreases in long-term revenues due to the potential for re-lending of the prepayment proceeds at lower interest rates. Our variable-rate loans receivable are generally at spreads over LIBOR ($48.7 million and $11.7 million at December 31, 2002 and 2001, respectively) or the prime rate ($22.6 million and $26.8 million at December 31, 2002 and 2001, respectively) consistent with the market. Accordingly, increases or decreases in interest rates will generally not have a material impact on the valuation of our variable-rate loans receivable.

     At December 31, 2002 and 2001, we had $71.3 million and $38.5 million of variable-rate loans receivable, respectively and $25.0 million of variable-rate debt based on LIBOR at both December 31, 2002 and 2001. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($46.3 million and $13.5 million at December 31, 2002 and 2001, respectively) we have interest rate risk. To the extent variable rates continue to decrease we would have a decrease in interest income. Since our variable-rate loans receivable exceed our LIBOR-based debt, reductions in variable interest rates will negatively impact our results of operations. Since a portion of our loans receivable are based on the prime rate while our variable-rate debt is based on LIBOR, decreases in the prime rate in excess of decreases in LIBOR would further reduce our net investment income.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense and the value of net assets in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income net of interest expense at December 31, 2002, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net investment income by approximately $500,000. In comparison, based on our analysis of the sensitivity of interest income net of interest expense at December 31, 2001, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net investment income by approximately $135,000. We are currently more sensitive to interest rate risk because of our focus on variable-rate lending and the increased differential between our variable-rate loans receivable and our variable-rate debt.

NOTES AND DEBENTURES PAYABLE

     As of December 31, 2002 and 2001, approximately $29.3 million (54%) and $51.3 million (67%) of our consolidated debt had fixed rates of interest and are therefore not affected by changes in interest rates. Currently, market rates of interest are below the rates we are obligated to pay on the majority of our fixed-rate debt. Our variable-rate notes payable ($25 million at both December 31, 2002 and 2001) are based on LIBOR and thus subject to adverse changes in market interest rates. Assuming there were no increases or decreases in our variable-rate notes payable outstanding at December 31, 2002 and 2001, each hypothetical 100 basis point increase in interest rates would increase interest expense and reduce net investment income by approximately $250,000.

     The following table presents the principal amounts and weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes on our outstanding debt at December 31, 2002 and 2001. The following market risk disclosures related to our outstanding debt at December 31, 2002:

	Year Ended December 31,
							Carrying	Fair
	2003	2004	2005	2006	2007	Thereafter	Value	Value (1)

	(Dollars in thousands)
Fixed rate debt (2)	$5,000	$—	$17,000	$—	$—	$7,310	$29,310	$29,915
Variable rate debt (LIBOR-based) (3)	—	15,000	—	10,000	—	—	25,000	25,000

Totals	$5,000	$15,000	$17,000	$10,000	$—	$7,310	$54,310	$54,915

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2002 was 7.8%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2002 was 3.1%.

     The following market risk disclosures related to our outstanding debt at December 31, 2001:

	Year Ended December 31,
							Carrying	Fair
	2002	2003	2004	2005	2006	Thereafter	Value	Value (1)

	(Dollars in thousands)
Fixed rate debt (2)	$5,510	$5,000	$6,000	$25,000	$2,490	$7,310	$51,310	$50,999
Variable rate debt (LIBOR-based) (3)	—	—	15,000	—	10,000	—	25,000	25,000

Totals	$5,510	$5,000	$21,000	$25,000	$12,490	$7,310	$76,310	$75,999

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2001 was 7.6%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2001 was 3.6%.

RETAINED INTERESTS

     We have an investment in Retained Interests which is valued by our Board based on various factors including estimates of appropriate market discount rates. Changes in discount rates used in determining the fair value of the Retained Interests will have an impact on the recorded value and future earnings. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if discount rates were 100 basis points or 200 basis points higher than rates estimated at December 31, 2002, the value of our Retained Interests and our net income would decrease by approximately $1.6 million and $3.0 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if discount rates were 100 basis points or 200 basis points higher than rates estimated at December 31, 2001, the value of our Retained Interests and our net income would decrease by approximately $1.2 million and $2.4 million, respectively.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and supplementary data are included in this report beginning on page F-1.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     We are authorized to grant stock options up to an aggregate of 6% of the total number of Common Shares outstanding at any time as incentive stock options (intended to qualify under Section 422 of the Code) or non-qualified stock options to employees. All of our equity compensation plans have been approved by security holders. Information regarding our equity compensation plans was as follows at December 31, 2002:

Column

	(a)	(b)	(c)

Number of securities
remaining available for
future issuances under
equity compensation
	Number of securities to	Weighted average	plans (excluding
Plan	be issued upon exercise	exercise price of	securities reflected in
Category	of outstanding options	outstanding options	column (a))

Equity compensation plans approved by security holders	236,250	$8.92	474,961

     Additional information regarding security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the year-end covered by this Form 10-K with respect to the Annual Meeting of Shareholders.

Item 14. CONTROLS AND PROCEDURES

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days before the filing date of the annual report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely notifying them of material information relating to us (including our consolidated subsidiaries) required to be disclosed in the reports we file or submit under the Exchange Act.

     There have not been any significant changes in our internal controls or other factors that could significantly affect these internal controls subsequent to the date of their evaluation. We are not aware of any significant deficiencies or material weaknesses; therefore, no corrective actions were taken.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Dated March 31, 2003

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ DR. FREDRIC M. ROSEMORE Dr. Fredric M. Rosemore	Chairman of the Board and Treasurer	March 31, 2003

/s/ LANCE B. ROSEMORE Lance B. Rosemore	President, Chief Executive Officer, Secretary and Director (Principal Executive Officer)	March 31, 2003

/s/ BARRY N. BERLIN Barry N. Berlin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2003

/s/ DR. MARTHA GREENBERG Dr. Martha Greenberg	Director	March 31, 2003

/s/ DR. IRVIN BORISH Dr. Irvin Borish	Director	March 31, 2003

/s/ THOMAS HAMILL Thomas Hamill	Director	March 31, 2003

/s/ BARRY A. IMBER Barry A. Imber	Director	March 31, 2003

/s/ THEODORE J. SAMUEL Theodore J. Samuel	Director	March 31, 2003

CERTIFICATION

I, Lance B. Rosemore, Chief Executive Officer, certify that:

     1.     I have reviewed this annual report on Form 10-K of PMC Capital, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ Lance B. Rosemore

Lance B. Rosemore Chief Executive Officer

CERTIFICATION

I, Barry N. Berlin, Chief Financial Officer, certify that:

     1.     I have reviewed this annual report on Form 10-K of PMC Capital, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003	/s/ Barry N. Berlin

Barry N. Berlin Chief Financial Officer

PMC CAPITAL, INC. AND SUBSIDIARIES
FORM 10-K
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Accountants	F-2
Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 2002 and 2001	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000	F-4
Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2002, 2001 and 2000	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000	F-6
Consolidated Schedule of Investments as of December 31, 2002	F-7
Financial Highlights	F-9
Notes to Consolidated Financial Statements	F-10
Consolidating Financial Statements:
Report of Independent Accountants on Consolidating Financial Statements	F-35
Consolidating Balance Sheet as of December 31, 2002	F-36
Consolidating Statement of Operations for the Year Ended December 31, 2002	F-37
Consolidating Statement of Shareholders’ Equity for the Year Ended December 31, 2002	F-38
Consolidating Statement of Cash Flows for the Year Ended December 31, 2002	F-39

Report of Independent Accountants

To the Shareholders and Board of Directors of
PMC Capital, Inc.:

In our opinion, the accompanying consolidated balance sheets as of December 31, 2002 and 2001, including the schedule of investments as of December 31, 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2002 and the financial highlights for each of the five years in the period ended December 31, 2002, present fairly, in all material respects, the financial position of PMC Capital, Inc. and its subsidiaries (“the Company”) at December 31, 2002 and 2001, and the results of their operations and their cash flows and the financial highlights for the periods indicated, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of securities as of December 31, 2002 and 2001, provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2003, except for Note 20,
   as to which the date is March 27, 2003

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,

	2002	2001

ASSETS
Investments at value:
Loans receivable	$87,245	$107,392
Retained interests in transferred assets	40,003	33,537
Cash equivalents	4,915	16,989
Assets acquired in liquidation	2,252	329
Mortgage-backed security of affiliate	1,381	1,701
Restricted investments	299	95
Investment in unconsolidated subsidiaries	81	67

Total investments at value	136,176	160,110

Other assets:
Due from affiliates	1,839	607
Deferred charges, deposits and other assets	728	873
Receivable for loans sold	637	184
Cash	563	329
Accrued interest receivable	225	462
Property and equipment, net	98	133

Total other assets	4,090	2,588

Total assets	$140,266	$162,698

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current portion of notes and debentures payable	$5,000	$5,510
Borrower advances	1,754	798
Accounts payable	1,569	753
Dividends payable	1,486	2,434
Accrued interest payable	748	1,193
Due to affiliates	102	189
Other liabilities	1,294	1,113

Total current liabilities	11,953	11,990
Notes and debentures payable	49,310	70,800

Total liabilities	61,263	82,790

Commitments and contingencies
Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:
Common stock, authorized 30,000,000 shares of $.01 par value, 11,853,516 shares issued and outstanding at December 31, 2002 and 2001	119	119
Additional paid-in capital	71,508	71,508
Dividends in excess of retained earnings	(2,022)	(340)
Net unrealized appreciation on investments	2,398	1,621

	72,003	72,908

Total liabilities and shareholders’ equity	$140,266	$162,698

Net asset value per common share	$6.07	$6.15

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,

	2002	2001	2000

Investment income:
Interest	$7,507	$11,568	$13,540
Income from retained interests in transferred assets	5,202	5,340	4,020
Advisory fee income	1,927	1,803	1,699
Premium income	650	501	573
Equity in income of unconsolidated subsidiaries, net	307	382	480
Other income, net	1,069	1,158	1,272

Total investment income	16,662	20,752	21,584

Expenses:
Interest	4,588	5,489	5,460
Salaries and related benefits	3,940	4,199	4,182
General and administrative	914	884	816
Loss from operations of assets acquired in liquidation	391	—	—
Rent	328	321	315
Professional fees	325	273	260
Profit sharing plan	220	242	247

Total expenses	10,706	11,408	11,280

Net investment income	5,956	9,344	10,304

Realized and unrealized gain (loss) on investments:
Realized losses	(2,196)	(2,328)	(17)
Sale of assets	1,446	2,732	564
Change in unrealized appreciation on investments	777	819	402

Total realized and unrealized gain (loss) on investments	27	1,223	949

Net increase in net assets resulting from operations	$5,983	$10,567	$11,253

Preferred dividends	$250	$250	$251

Basic and diluted earnings per share	$0.48	$0.87	$0.93

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In thousands, except share and per share data)

			Undistributed	Net
			(Dividends in	Unrealized
		Additional	Excess of)	Appreciation
	Common	Paid-in	Retained	on
	Stock	Capital	Earnings	Investments	Total

Balance, January 1, 2000	$118	$71,312	$1,484	$400	$73,314
Net increase in net assets resulting from operations	—	—	10,851	402	11,253
Issuances of common stock pursuant to stock option plan, 24,400 shares	1	196	—	—	197
Dividends:
Preferred	—	—	(251)	—	(251)
Common ($1.00 per common share)	—	—	(11,846)	—	(11,846)

Balance, December 31, 2000	119	71,508	238	802	72,667
Net increase in net assets resulting from operations	—	—	9,748	819	10,567
Dividends:
Preferred	—	—	(250)	—	(250)
Common ($0.85 per common share)	—	—	(10,076)	—	(10,076)

Balance, December 31, 2001	119	71,508	(340)	1,621	72,908
Net increase in net assets resulting from operations	—	—	5,206	777	5,983
Dividends:
Preferred	—	—	(250)	—	(250)
Common ($0.56 per common share)	—	—	(6,638)	—	(6,638)

Balance, December 31, 2002	$119	$71,508	$(2,022)	$2,398	$72,003

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,983	$10,567	$11,253
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Loans funded, held for sale	(6,006)	(5,608)	(8,606)
Proceeds from sale of guaranteed loans	6,146	7,778	9,584
Realized and unrealized gain on investments	(27)	(1,223)	(949)
Unrealized premium income, net	(65)	(14)	(255)
Depreciation and amortization	254	159	177
Accretion of loan discount and deferred fees	(136)	(167)	(288)
Equity in income of unconsolidated subsidiaries, net	(307)	(382)	(480)
Other operating assets and liabilities	1,661	(1,151)	(1,800)

Net cash provided by operating activities	7,503	9,959	8,636

Cash flows from investing activities:
Loans funded	(39,807)	(60,369)	(35,552)
Purchase of loans through exercise of options	(1,176)	(2,272)	—
Principal collected	13,891	10,063	11,233
Proceeds from debt issued by SPEs, net	37,901	44,511	24,713
Proceeds from retained interests in transferred assets	4,343	3,181	3,000
Proceeds from mortgage-backed security of affiliate	313	144	248
Proceeds from sale of assets	498	—	65
Distributions from unconsolidated subsidiaries	393	462	494
Investment in unconsolidated subsidiary	(100)	—	—
Purchase of property and equipment and other assets	(594)	(33)	(15)
Investment in retained interests in transferred assets	(4,425)	(2,508)	(1,094)
Release of (investment in) restricted cash	(203)	82	792
Advances to unconsolidated affiliates, net	(541)	(226)	(548)

Net cash provided by (used in) investing activities	10,493	(6,965)	3,336

Cash flows from financing activities:
Proceeds from issuance of notes and debentures payable	—	10,000	17,310
Proceeds from issuance of common stock	—	—	197
Payment of dividends on common stock	(7,586)	(10,668)	(12,018)
Payment of dividends on preferred stock	(250)	(250)	(251)
Payment of notes payable	(5,000)	(6,667)	(6,666)
Payment of SBA debentures	(17,000)	—	(11,640)
Payment of issuance costs on notes and debentures	—	—	(188)

Net cash used in financing activities	(29,836)	(7,585)	(13,256)

Net decrease in cash and cash equivalents	(11,840)	(4,591)	(1,284)
Cash and cash equivalents, beginning of year	17,318	21,909	23,193

Cash and cash equivalents, end of year	$5,478	$17,318	$21,909

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2002
(Dollars in thousands)

	Loans Receivable (1) (2)

	Number
	of
Category/Issuer	Loans	Value	%	Cost	%

Loans to small business concerns:
First Western SBLC, Inc. and Subsidiary (Small business lending company loans)
Hotels and motels	47	$8,420	9.7%	$8,481	9.6%
Restaurants	20	1,060	1.2%	1,075	1.2%
Retail, other	18	1,125	1.3%	1,154	1.3%
Gasoline/service stations	13	1,746	2.0%	1,779	2.0%
Services	25	914	1.0%	955	1.1%
Car washes	2	359	0.4%	366	0.4%
Food and grocery stores	1	136	0.2%	136	0.2%
Laundromats	2	111	0.1%	117	0.1%
Wholesale	7	258	0.3%	258	0.3%
Manufacturing	4	112	0.1%	112	0.1%
Health care	4	142	0.2%	142	0.2%
Other	2	86	0.1%	126	0.1%

Total	145	14,469	16.6%	14,701	16.6%

Western Financial Capital Corporation (Small business investment company loans)
Hotels and motels	12	11,348	13.0%	11,598	13.2%
Retail, other	1	1,466	1.7%	1,466	1.7%
Other	6	45	0.0%	80	0.1%

Total	19	12,859	14.7%	13,144	15.0%

PMC Investment Corporation (Specialized small business investment company loans)
Hotels and motels	24	26,431	30.3%	26,627	30.3%
Health care	2	106	0.1%	106	0.1%

Total	26	26,537	30.4%	26,733	30.4%

PMC Capital, Inc. (Commercial loans)
Hotels and motels	21	27,899	32.0%	27,897	31.7%
Apartment complex	1	922	1.0%	922	1.0%
Services	2	1,806	2.1%	1,806	2.1%
Gasoline/service stations	2	661	0.8%	661	0.8%
Restaurants	1	199	0.2%	199	0.2%
Commercial real estate	1	337	0.4%	337	0.4%
Other	2	1,556	1.8%	1,556	1.8%

Total	30	33,380	38.3%	33,378	38.0%

Total loans receivable	220	$87,245	100.0%	$87,956	100.0%

(Continued on next page)

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED SCHEDULE OF INVESTMENTS
DECEMBER 31, 2002
(Continued — dollars in thousands)

Category/Issuer	Value	%	Cost	%

Total loans receivable (from prior page):	$87,245	64.1%	$87,956	65.7%

Investment in retained interests in transferred assets of:
PMC Capital L.P. 1998-1 and affiliate	4,014	3.0%	3,553	2.6%
PMC Capital L.P. 1999-1 and affiliate	8,106	6.0%	7,540	5.6%
PMC Joint Venture, L.P. 2000 and affiliate	4,801	3.5%	4,492	3.4%
PMC Joint Venture, L.P. 2001 and affiliate	10,693	7.9%	9,603	7.2%
PMC Joint Venture, L.P. 2002-1 and affiliate	9,657	7.1%	8,965	6.7%
First Western 1997	1,010	0.7%	800	0.6%
Secondary market loan sales	1,722	1.2%	1,588	1.2%

Total investment in retained interests in transferred assets	40,003	29.4%	36,541	27.3%

Money market and fund deposit accounts (3):
Bank One money market saving accounts	3,161	2.3%	3,161	2.4%
Merrill Lynch Premier Fund	1,652	1.2%	1,652	1.2%
Certificate of deposit	102	0.1%	102	0.1%

Total money market and fund deposit accounts	4,915	3.6%	4,915	3.7%

Other investments:
Assets acquired in liquidation	2,252	1.7%	2,673	2.0%
Investment in Class B certificate of PMC Capital L.P. 1998-1	1,381	1.0%	1,313	1.1%
Restricted investments	299	0.2%	299	0.2%
Investment in PMC Funding Corp. and subsidiary	54	0.0%	54	0.0%
Investment in PMC Advisers, Ltd. and subsidiary	27	0.0%	27	0.0%

Total other investments	4,013	2.9%	4,366	3.3%

Total investments (4)	$136,176	100.0%	$133,778	100.0%

(1)	Names have been omitted as disclosure to the public may be detrimental to the small business.

(2)	Interest rates on loans receivable range from 6.0% to 15.0% at December 31, 2002.

(3)	Interest or dividend rates on money market and fund deposit accounts range from 1.0% to 2.3% at December 31, 2002.

(4)	The aggregate cost of investments for Federal income tax purposes is approximately $132.7 million (unaudited).

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
FINANCIAL HIGHLIGHTS

	Years Ended December 31,

	2002	2001	2000	1999	1998

Per share operating performance (1):
Net asset value, beginning of period	$6.15	$6.13	$6.20	$6.10	$6.03

Net investment income	0.50	0.79	0.87	0.98	1.12
Total realized and unrealized gain (loss) on investments (2)	—	0.10	0.08	0.16	0.20

Total from investment operations	0.50	0.89	0.95	1.14	1.32

Less distributions to:
Preferred shareholder of consolidated subsidiary	0.02	0.02	0.02	0.02	0.02
Common shareholders	0.56	0.85	1.00	1.02	1.23

Total distributions	0.58	0.87	1.02	1.04	1.25

Net asset value, end of period	$6.07	$6.15	$6.13	$6.20	$6.10

Per share market value, end of period	$4.21	$7.09	$8.00	$8.25	$8.56

Total investment return	(32)%	(1)%	9%	9%	(33)%

Ratios and supplemental data:
Net assets, end of period (in thousands)	$72,003	$72,908	$72,667	$73,314	$72,151

Ratio of expenses to average net assets	15%	16%	15%	15%	16%

Ratio of net investment income to average net assets	8%	13%	14%	16%	19%

Ratio of net increase in net assets resulting from operations to average net assets	8%	15%	15%	18%	20%

Portfolio turnover (3)	72%	56%	44%	87%	58%

Basic weighted average common shares outstanding (in thousands)	11,854	11,854	11,841	11,829	11,800

Average debt outstanding (in thousands)	$69,612	$75,326	$70,800	$74,593	$75,090

Average debt per common share	$5.87	$6.35	$5.99	$6.31	$6.46

Footnotes:

(1)	The per share changes during the year are based on the basic weighted average number of shares outstanding during the year presented and expresses the per share operating performance in terms of a single share outstanding throughout each fiscal period.

(2)	The per share net gains or losses on securities (realized and unrealized) includes the effect of stock issuances and other changes in per share amounts during the year presented.

(3)	Included in the computation of portfolio turnover are the sales of loans through the secondary market or private placement.

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies:

Business

PMC Capital, Inc. (“PMC Capital” and, together with its subsidiaries, “we” or “our”) is a diversified closed-end management investment company that has elected to operate as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). Our common stock (the “Common Stock”) is traded on the American Stock Exchange under the symbol “PMC.”

We are engaged in the business of originating loans to small businesses either directly or through our three principal subsidiaries: First Western SBLC, Inc. (“First Western”), PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”). We primarily originate loans to small businesses in the hospitality industry. We are a national lender that primarily lends to businesses in the southwest and southeast regions of the United States. In addition to our lending operations, we earn revenue as an investment advisor who evaluates and services loans and other investments pursuant to fee arrangements with PMC Commercial Trust (“PMC Commercial”). PMC Commercial is a real estate investment trust and our affiliate as a result of common management.

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

In addition, at December 31, 2002, PMC Capital owns approximately 34% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), 61% of PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and 61% of PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture”, and together with the 2000 Joint Venture and the 2001 Joint Venture, the “Joint Ventures”). PMC Commercial owns the remaining interests in the Joint Ventures. The Joint Ventures, together with the 1998 Partnership and the 1999 Partnership, comprise our special purpose entities (“SPEs”).

Principles of Consolidation

The consolidated financial statements include the accounts of PMC Capital and its wholly-owned regulated investment company subsidiaries, First Western, PMCIC and Western Financial. All material intercompany balances and transactions have been eliminated.

PMC Advisers, which acts as the investment advisor for PMC Commercial, and PMC Funding, which holds assets on our behalf, are accounted for using the equity method of accounting in conformity with Federal securities laws. Our ownership interests in our SPEs created in conjunction with structured loan transactions are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”).

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

Special Purpose Entities

The 1998 Partnership and the 1999 Partnership were formed as Delaware limited partnerships in connection with our structured loan sale transactions to acquire loans from us and issue debt through private placements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Joint Ventures were formed as Delaware limited partnerships in connection with structured loan sale transactions completed with PMC Commercial. The Joint Ventures acquired loans from us and PMC Commercial, and issued debt through private placements.

The transfers of assets to the SPEs have been accounted for as sales and our ownership interests in the SPEs are accounted for as Retained Interests.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and, (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from our estimates. Our most sensitive estimates involve the valuation of our loans receivable, assets acquired in liquidation and Retained Interests.

Valuation of Investments

All investments are valued by our Board of Directors in good faith with the resulting unrealized gains and losses recorded in earnings.

Loans Receivable: The Board of Directors has determined that the fair value of loans receivable approximates the remaining unamortized principal of the loans, unless there is doubt as to the realization of the loan. The determination of whether doubt exists regarding the ultimate realization of a loan requires judgment and consideration of the facts and circumstances existing at the valuation date. Changes to the facts and circumstances of the borrower, the hospitality industry and the economy may cause a decline in the fair value of the loan, and ultimately realized and unrealized losses. When doubt exists, the fair value of the loan receivable is then based upon the value of the collateral. In the absence of a readily ascertainable market, the value of our loans receivable may differ from the values that would be placed on the loans receivable if a ready market existed. There can be no assurance of the accuracy of these estimates. For loans originated under the SBA 7(a) Program, when we sell the SBA guaranteed portion of loans, a portion of the sale proceeds representing the difference in the face amount of the unguaranteed portion of the loans and the value of the loans (the “Retained Loan Discount”) is recorded as a reduction in basis of the retained portion of the loan rather than premium income.

Retained Interests: Represents our interest in SPEs created in conjunction with our structured loan sale transactions. The fair value of our Retained Interests is based on estimates of the present value of cash flows we expect to receive from the SPEs. The future cash flows are based in part upon an estimate of prepayment speeds and loan losses. Prepayment speeds and loan losses are estimated based on the current and anticipated interest rate environment, the current and anticipated competitive environment, the performance of the loan pool, and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of the Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. There can be no assurance of the accuracy of these estimates. Any appreciation (depreciation) of our Retained Interests is included in the accompanying statement of operations as either a realized loss (if there is a reduction in expected future cash flows) or an unrealized gain (loss) on investments.

Cash Equivalents: We generally consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at value, which approximates cost.

Assets Acquired in Liquidation: Assets acquired in liquidation are carried at our Board of Directors’ determination of fair value, based upon an expectation of the proceeds to be received from the sale of the collateral after payment of selling costs, necessary capital improvements and holding costs.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Charges

Costs incurred in connection with the issuance of SBA debentures and notes payable are included in deferred charges, deposits and other assets. These costs are amortized to interest expense over the life of the related obligation utilizing a method which approximates the effective interest method.

Property and Equipment

Property, equipment and leasehold improvements are carried at their cost less accumulated depreciation and amortization. Depreciation and amortization are computed using accelerated and straight-line methods, with estimated useful lives ranging from five to seven years.

Net Unrealized Appreciation (Depreciation) on Investments

Net unrealized appreciation (depreciation) on investments on the accompanying consolidated balance sheet represents the difference between the cost and fair value of our investments.

Interest Income

Interest income includes interest earned on loans and our short-term investments. Interest income on loans is accrued as earned with the accrual of interest generally suspended when the related loan becomes a non-accrual loan. Loans receivable are generally classified as non-accrual (a “Non-Accrual Loan”) if (i) they are past due as to payment of principal or interest for a period of more than 60 days, (ii) a loan or a portion of a loan is classified as impaired or charged-off or (iii) loans receivable that are current or past due less than 60 days if the repayment in full of principal and/or interest is in doubt. Interest income on a Non-Accrual Loan is recognized on the cash basis and we reverse previously recorded interest income which is deemed uncollectible.

The Retained Loan Discount is amortized to interest income over the life of the underlying loan based on an effective interest method unless the underlying loans receivable are prepaid or sold.

Income from Retained Interests

The income from our Retained Interests is comprised of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the SPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests.

Premium Income

Premium income represents the differential between the value attributable to the sale of the guaranteed portion of a loan originated under the SBA 7(a) Program and the principal balance (cost) of the loan. The sale price includes the value attributable to any excess servicing spread retained by us plus any cash received.

Stock-Based Compensation Plan

At December 31, 2002, we have a stock-based compensation plan, which is described more fully in Note 14. We have accounted for this plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) prospectively to all awards granted, modified or settled after January 1, 2003. Awards under the plans generally vest immediately.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on our net increase in net assets resulting from operations and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	December 31,

	2002		2001		2000

	As	Pro-	As	Pro-	As	Pro-
	Reported	Forma	Reported	Forma	Reported	Forma

	(In thousands, except per share data)
SFAS No. 123 charge	$—	$26	$—	$24	$—	$28
APB 25 charge	$—	$—	$—	$—	$—	$—
Net increase in net assets resulting from operations	$5,983	$5,957	$10,567	$10,543	$11,253	$11,225
Basic and diluted earnings per common share	$0.48	$0.48	$0.87	$0.87	$0.93	$0.93

The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts.

Realized and Unrealized Gain (Loss) on Investments

Realized and unrealized gain (loss) on investments consists of the following:

•	Realized losses — represents the cost basis of investments disposed of less proceeds received or investments otherwise written-off.
•	Sale of assets — represents the gain or loss on disposition of investments measured by the difference between the net proceeds from the sale and the cost basis of the investment.
•	Change in unrealized appreciation (depreciation) on investments — represents the change in the cumulative difference between the fair value and the cost of investments held on our consolidated balance sheets.

Federal Income Taxes

We have elected to be treated as a regulated investment company by meeting certain requirements of the Internal Revenue Code of 1986, as amended (the “Code”) relating to the distribution of our net investment income to shareholders. Therefore, we incur no Federal income tax liability on such income. Based on our status as a regulated investment company, we may elect to retain, deem to distribute or distribute, in whole or in part, net long-term capital gains realized on the disposition of our investments.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation. These reclassifications had no effect on previously reported net increase in net assets resulting from operations (hereinafter referred to as “net income”) or shareholders’ equity.

Recently Issued Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” The statement, which is effective for financial statements issued for fiscal years beginning after May 15, 2002 and encourages early application, updates, clarifies and simplifies existing accounting pronouncements. Specifically, the statement rescinds SFAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result of this rescission, the criteria in APB Opinion No. 30 will now be used to determine the classification of gains and losses resulting from the extinguishment of debt. The statement also amends SFAS No. 13 to require that when a capital lease is modified in such a way that the change in the lease provisions establishes a new lease which is classified as an operating lease, the asset and lease obligation under the

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

capital lease should be removed, a gain or loss for the difference should be recorded and the new lease should be accounted for as an operating lease. The implementation of SFAS No. 145 on January 1, 2003 will not have a material impact on our consolidated financial statements.

In June 2002, SFAS No. 146, “Accounting for Exit or Disposal Activities” (“SFAS No. 146”) was issued. SFAS No. 146 addresses significant issues regarding the recognition, measurement and reporting of cost associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance that the Emerging Issues Task Force has set forth in Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of SFAS No. 146 also includes (i) costs related to terminating a contract that is not a capital lease and (ii) termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. SFAS No. 146 will be effective for financial statements issued for fiscal years beginning after December 15, 2002. The implementation of SFAS No. 146 on January 1, 2003 will not have a material impact on our consolidated financial statements.

FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. FIN 45 also incorporates, without change, the guidance in FASB Interpretation No. 34, “Disclosure of Indirect Guarantees of Indebtedness of Others,” which is being superseded. We adopted the disclosure requirements of FIN 45 at December 31, 2002.

In December 2002, SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”) was issued. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 improves the prominence and clarity of the pro-forma disclosures required by SFAS No. 123 by prescribing a specific tabular format and by requiring disclosure in the Summary of Significant Accounting Policies footnote or its equivalent. In addition, SFAS No. 148 improves the timeliness of these disclosures by requiring their inclusion in financial reports for interim periods. SFAS No. 148 is effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all awards granted, modified or settled after January 1, 2003.

FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51” (“FIN 46”) in January 2003. The primary objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved through means other than voting rights, Variable Interest Entities (“VIEs”), and how to determine when and which business enterprise should consolidate the VIE (“the primary beneficiary”). This new model for consolidation applies to an entity which either (i) the equity investors, if any, do not have a controlling financial interest or (ii) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. FIN 46 will not impact our consolidated financial statements since it is not applicable to registered investment companies or qualifying SPEs accounted for in accordance with SFAS No. 140.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Loans Receivable:

Loans receivable consisted of the following:

	December 31,

	2002	2001

	(In thousands)
SBIC commercial loans	$39,396	$49,868
Other commercial loans	33,380	40,901
SBA 7(a) loans	14,469	16,623

Balance, end of period	$87,245	$107,392

At December 31, 2002 and 2001, respectively, approximately $71.3 million and $38.5 million of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either LIBOR or the prime rate and $15.9 million and $68.9 million had a fixed interest rate, respectively. The weighted average interest rate of our variable-rate loans receivable was 6.0% and 7.4% at December 31, 2002 and 2001, respectively. The weighted average interest rate of our fixed-rate loans receivable was 10.4% and 9.8% at December 31, 2002 and 2001, respectively.

Our loans receivable are geographically concentrated as follows:

	Percentage of Loans Receivable
	December 31,

	2002	2001

Texas	29%	24%
South Carolina	9%	5%
North Carolina	8%	11%
Georgia	7%	12%
California	6%	1%
Florida	5%	6%
Indiana	4%	2%
Ohio	4%	5%
Other	28%	34%

	100%	100%

At December 31, 2002, loans receivable to businesses in the hospitality industry comprised 85% of our loans receivable. Any economic factors that negatively impact the hospitality industry could have a material adverse effect on our financial condition or results of operations.

At December 31, 2002 and 2001, loans receivable of $5.7 million and $6.2 million, respectively, were either greater than 60 days past due, litigation against the borrowers has commenced, the loan has been identified as impaired or the loans are in the process of liquidation. Impaired loans at December 31, 2002 included a loan collateralized by a golf facility acquired through foreclosure during January 2003 by a newly formed, wholly-owned, non-investment company subsidiary. The aggregate value of this property (and our estimate of the value of the underlying loan receivable), as reduced for costs of selling, was estimated to be $1.2 million. Impaired loans at December 31, 2001 included two loans each collateralized by a property we acquired through foreclosure during 2002. The aggregate value of these properties (and our estimate of the value of the underlying loans receivable), as reduced for costs of selling, was estimated to be $2.1 million at the time of foreclosure.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The activity in unrealized depreciation on loans receivable is as follows:

	Years Ended December 31,

	2002	2001

	(In thousands)
Balance, beginning of period	$443	$659
Unrealized losses	483	809
Principal balance written-off, net	(215)	(1,025)

Balance, end of period	$711	$443

The investment in loans identified as impaired and the related unrealized depreciation is as follows:

	December 31,

	2002	2001

	(In thousands)
Impaired loans	$5,728	$6,152
Unrealized depreciation	(711)	(393)

	$5,017	$5,759

We recorded interest income, primarily on the cash basis of accounting, of approximately $525,000 and $560,000 on our impaired loans during 2002 and 2001, respectively. Had these impaired loans performed in accordance with their original terms, additional interest income of approximately $200,000 and $190,000 would have been recognized during 2002 and 2001, respectively.

Note 3. Retained Interests:

In our structured loan sale transactions, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Structured Noteholders”). The SPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Structured Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale since the SPE meets the definition of a qualifying SPE as outlined in SFAS No. 140. As a result, the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, and the operating results of the SPE are not included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) the cash received and (b) the present value of the estimated future cash flows from the Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at fair value (determined as described below), with realized and unrealized gains and losses included in our consolidated statements of operations.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to our SPEs is as follows. Balances represent PMC Capital’s share of the respective Joint Ventures.

			2000	2001	2002
	1998	1999	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture

	(Dollars in thousands)
Transaction date	11/24/98	06/03/99	12/18/00	06/27/01	04/12/02
At inception:
Principal amount of sold loans	$43,144	$60,481	$28,046	$49,194	$43,218
Structured Notes issued	$39,646	$55,648	$24,955	$45,233	$38,897
Interest rate on the Structured Notes	Prime - 1%	6.60%	7.28%	6.36%	6.67%
Structured Notes rating (1)	“Aaa”	“Aaa”	“Aaa”	“Aaa”	“Aaa”
Weighted average interest rate of loans	Prime + 1.26%	9.59%	9.54%	9.78%	9.53%
Weighted average remaining life (2)	5.05 years	4.49 years	5.24 years	5.26 years	5.05 years
Aggregate losses assumed (3)	3.25%	3.02%	2.41%	2.86%	2.71%
Discount rate assumptions	12.5%	13.8%	9.3% to 14.0%	8.5% to 13.3%	8.2% to 12.9%
Constant prepayment rate assumption	8.0%	12.0%	8.0%	9.0%	9.0%
Net gain recorded	$925	$2,564	$564	$2,732	$1,463
Value of Retained Interests	$7,126	$9,731	$5,573	$9,186	$8,772
At December 31, 2002:
Principal outstanding on sold loans (5)	$26,099	$39,216	$20,783	$44,409	$42,199
Structured Notes balance outstanding	$24,806	$35,907	$18,086	$42,762	$38,017
Cash in the collection account	$454	$681	$247	$2,940	$545
Cash in the reserve account	$2,103	$2,372	$192	$2,806	$2,543
Asset acquired in liquidation, net	$—	$—	$1,411	$—	$—
Weighted average interest rate of loans	Prime + 1.22%	9.44%	9.21%	9.73%	9.54%
Discount rate assumptions (6)	4.3% to 11.5%	6.8% to 11.5%	7.3% to 12.0%	6.7% to 11.4%	6.8% to 11.5%
Constant prepayment rate assumption	11.0%	10.0%	14.0%	9.5%	9.5%
Weighted average remaining life (2)	3.64 years	3.73 years	3.31 years	4.87 years	4.81 years
Aggregate losses assumed (3)	2.87%	2.40%	3.02%	3.09%	3.13%
Aggregate principal losses to date	—%	—%	4.27%	—%	—%

(1)	Structured Notes issued by the SPEs were rated by Moody’s Investors Service, Inc.

(2)	The weighted average life is calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining or initial principal balance, as applicable.

(3)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum losses that ranged from 0.4% to 1.0%.

(4)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(5)	Approximately 92% concentrated in the hospitality industry and 27% to borrowers in Texas. No other state had a concentration greater than 10%.

(6)	The discount rates utilized were (i) 4.3% to 7.3% for our required overcollateralization, (ii) 8.4% to 9.0% for our reserve funds and (iii) 11.4% to 12.0% for our interest-only strip receivables.

In addition to the transactions described above, First Western has Retained Interests. First Western sold the unguaranteed portion of its loans receivable through a private placement in 1997 and has retained the right to service all of these loans receivable. Pursuant to the sale, First Western maintains a reserve fund and receives cash flow from the IO Receivable established in connection with the sold loans receivable. At December 31, 2002, the principal balance outstanding on its sold loans was $3.6 million and the reserve fund balance was $912,000.

In addition, the SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are funded. On all Secondary Market Loan Sales, we retain an excess spread between the interest rate paid to us from our borrowers and the

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

rate we pay to the purchaser of the guaranteed portion of the note. At December 31, 2002 and 2001, the aggregate principal balance of serviced loans receivable on which we have an excess spread was $47.6 million and $52.6 million, respectively, and the weighted average excess spread (before estimated servicing costs) was 1.8% and 1.9%, respectively.

In determining the fair value of our Retained Interests related to First Western, assumptions at December 31, 2002 included prepayment speeds that ranged from 20% to 30% per annum, loss rates that ranged from 0.2% to 0.4% per annum and discount rates that ranged from 6.0% to 11.7%.

The value of our Retained Interests is based on an estimate of the discounted future cash flows we will receive. In determining the present value of expected future cash flows, estimates are made in determining the amount and timing of those cash flows and the discount rates. The amount and timing of cash flows is generally determined based on estimates of loan losses and anticipated prepayment speeds relating to the loans receivable contributed to the SPE. Actual loan losses and prepayments may vary significantly from assumptions. The discount rates utilized in computing the estimated fair value are based upon estimates of the inherent risks associated with each cash flow stream. Due to the limited number of entities that conduct transactions with similar assets, the relatively small size of our Retained Interests and the limited number of buyers for such assets, no readily ascertainable market exists. Therefore, our estimate of the fair value may or may not vary significantly from what a willing buyer would pay for these assets.

The components of our Retained Interests are as follows:

(1)	The required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation and a portion of which is built up over time by the SPE from the cash flows from the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) payment of all principal and interest due on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Retained Interests consisted of the following:

	December 31, 2002

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
First Western	$—	$842	$1,890	$2,732	$2,388
1998 Limited Partnership	1,519	1,672	823	4,014	3,553
1999 Limited Partnership	4,216	1,923	1,967	8,106	7,540
2000 Joint Venture	3,058	1,420	323	4,801	4,492
2001 Joint Venture	4,798	2,282	3,613	10,693	9,603
2002 Joint Venture	5,213	2,036	2,408	9,657	8,965

	$18,804	$10,175	$11,024	$40,003	$36,541

	December 31, 2001

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
First Western	$—	$743	$2,238	$2,981	$2,587
1998 Limited Partnership	1,871	2,048	1,150	5,069	4,686
1999 Limited Partnership	4,428	2,441	3,149	10,018	9,532
2000 Joint Venture	3,083	1,238	989	5,310	5,091
2001 Joint Venture	4,397	1,825	3,937	10,159	9,656

	$13,779	$8,295	$11,463	$33,537	$31,552

The 2000 Joint Venture acquired an asset through liquidation of an impaired loan, with an estimated value of $1.4 million. In addition, during December 2002, PMC Capital exercised its option to repurchase an impaired loan from the 2000 Joint Venture with a principal balance of $2.3 million. We recorded realized losses of $2.0 million on our Retained Interests during 2002 primarily due to these impaired loans.

The following is a sensitivity analysis of our Retained Interests as of December 31, 2002 to highlight the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset and Net
Changed Assumption	Pro-Forma Value	Income Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$37,297	$(2,706)
Losses increase by 100 basis points per annum (1)	$34,714	$(5,289)
Rate of prepayments increases by 5% per annum (2)	$38,642	$(1,361)
Rate of prepayments increases by 10% per annum (2)	$37,688	$(2,315)
Discount rates increase by 100 basis points	$38,408	$(1,595)
Discount rates increase by 200 basis points	$37,002	$(3,001)

(1)	If we experience losses (i.e., in excess of anticipated losses), the effect on our Retained Interests would first be to reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the financial position of the SPEs at December 31, 2002 and 2001. We own 100% of the 1998 Partnership and the 1999 Partnership and 34% of the 2000 Joint Venture, 61% of the 2001 Joint Venture and 61% of the 2002 Joint Venture at December 31, 2002. At December 31, 2001 we owned 33% of the 2000 Joint Venture and 60% of the 2001 Joint Venture.

Summary of Financial Position (1):

	1998		1999
	Partnership		Partnership

	2002	2001	2002	2001

	(In thousands)
Loans Receivable, Net	$25,865	$29,817	$39,216	$47,909

Total Assets	$28,477	$35,438	$42,475	$55,761

Notes Payable	$24,806	$30,663	$35,907	$47,560

Total Liabilities	$24,885	$30,792	$36,106	$47,823

Partners’ Capital	$3,592	$4,646	$6,369	$7,938

	2000		2001		2002
	Joint Venture		Joint Venture		Joint Venture

	2002	2001	2002	2001	2002

	(In thousands)
Loans Receivable, Net	$70,627	$79,695	$73,220	$78,177	$69,025

Asset Acquired in Liquidation, Net	$1,411	$—	$—	$—	$—

Total Assets	$76,434	$85,716	$81,302	$83,600	$74,322

Notes Payable	$62,658	$71,100	$69,146	$71,768	$62,152

Total Liabilities	$62,848	$71,316	$69,329	$71,958	$62,325

Partners’ Capital	$13,586	$14,400	$11,973	$11,642	$11,997

(1)	Balances represent 100% of the limited partnership interests in the Joint Ventures.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the results of operations for the periods ended December 31, 2002, 2001 and 2000.

Summary of Operations (1):

	1998 Partnership			1999 Partnership

	2002	2001	2000	2002	2001	2000

	(In thousands)
Interest Income	$1,797	$3,087	$4,055	$4,187	$5,227	$5,689

Total Revenues	$1,845	$3,210	$4,177	$4,559	$5,555	$5,728

Interest Expense	$1,002	$2,089	$2,838	$2,689	$3,254	$3,447

Provision for Losses	$103	$(29)	$37	$—	$—	$—

Total Expenses	$1,204	$2,174	$3,002	$2,840	$3,432	$3,634

Net Income	$641	$1,036	$1,175	$1,719	$2,123	$2,094

						2002
						Joint
	2000 Joint Venture			2001 Joint Venture		Venture

	2002	2001	2000 (2)	2002	2001 (3)	2002 (4)

	(In thousands)
Interest Income	$7,092	$7,936	$295	$7,507	$4,028	$4,850

Total Revenues	$7,351	$8,169	$298	$7,815	$4,222	$4,897

Interest Expense	$4,988	$5,277	$181	$4,463	$2,387	$2,999

Provision for Losses	$1,514	$—	$—	$140	$—	$—

Total Expenses	$6,752	$5,526	$181	$4,849	$2,507	$3,153

Net Income	$599	$2,643	$117	$2,966	$1,715	$1,744

(1)	Amounts represent 100% of the limited partnership interests in the Joint Ventures.

(2)	From December 18, 2000 (inception) to December 31, 2000

(3)	From June 27, 2001 (inception) to December 31, 2001

(4)	From April 12, 2002 (inception) to December 31, 2002

Our ownership of the Joint Ventures is based on our share of the capital of the respective Joint Ventures. Our share of the cash flows from the Joint Ventures is allocated based on the cash flows from the underlying loans receivable contributed by us to the respective Joint Venture less allocated costs based on the remaining principal on the underlying loans receivable contributed by us divided by all loans receivable held by the respective Joint Venture.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	December 31, 2002			December 31, 2001

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture	Venture	Venture

	(In thousands)
Loans Receivable, Net	$20,783	$44,269	$42,199	$26,612	$48,648
Asset Acquired in Liquidation, Net	$1,411	—	—	—	—
Total Assets	$22,727	$50,232	$45,484	$28,589	$51,922
Total Liabilities	$18,141	$42,875	$38,123	$23,810	$44,933
Partners’ Capital	$4,586	$7,357	$7,361	$4,779	$6,989

Our limited partnership allocation of the net income (loss) of the Joint Ventures was as follows:

						2002
						Joint
	2000 Joint Venture			2001 Joint Venture		Venture

	2002	2001	2000 (1)	2002	2001 (2)	2002 (3)

	(In thousands)
Net Income (Loss)	$(902)	$756	$46	$1,894	$972	$1,069

(1)	From December 18, 2000 (inception) to December 31, 2000

(2)	From June 27, 2001 (inception) to December 31, 2001

(3)	From April 12, 2002 (inception) to December 31, 2002

In accordance with SFAS No. 140, our consolidated financial statements do not include these SPE assets, liabilities, capital, revenues or expenses. As a result, at December 31, 2002 and 2001, our consolidated balance sheets do not include the $189.4 million and $171.7 million of assets, respectively, and $160.1 million and $147.4 million of liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions was $37.3 million and $30.6 million at December 31, 2002 and 2001, respectively.

The net unrealized appreciation on our Retained Interests at December 31, 2002 and 2001 was $3.5 million and $2.0 million, respectively. The net increase of $1.5 million primarily resulted from a decrease in the discount rates used to value our Retained Interests resulting from the lower interest rate environment at December 31, 2002 compared to December 31, 2001. Any appreciation (depreciation) of our Retained Interests is included in the accompanying statements of operations as either a realized loss (if there is a reduction in expected future cash flows) or an unrealized gain (loss) on investments.

The income from our Retained Interests is comprised of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the SPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests was 13.7%, 14.9% and 14.2% during 2002, 2001 and 2000, respectively.

We are the servicer for all loans held by the SPEs. Servicing fee income during 2002, 2001 and 2000 for the SPEs was approximately $529,000, $410,000 and $283,000, respectively. Servicing fee income is included in other income, net, in our consolidated statements of operations. We have not established a servicing asset or liability as our servicing fees are considered adequate compensation.

Pursuant to the trust indentures related to the Structured Notes, we received approximately $9.5 million and $8.5 million in cash distributions from our SPEs during 2002 and 2001, respectively.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Investment in Unconsolidated Subsidiaries:

The following are condensed financial statements of our non-investment company subsidiaries (PMC Advisers and PMC Funding) as of December 31, 2002 and 2001 and for the three years in the period ended December 31, 2002:

CONDENSED COMBINED BALANCE SHEETS

	December 31,

	2002	2001

	(In thousands)
Assets
Real estate investments	$1,213	$—
Due from affiliate	585	574
Property and equipment, net	262	294
Cash and cash equivalents	96	40
Other assets	33	33

Total assets	$2,189	$941

Liabilities and Equity
Liabilities:
Notes payable and advances to affiliates	$1,789	$574
Other liabilities	319	300

	2,108	874

Equity:
Common stock and additional paid-in capital	627	527
Accumulated deficit	(546)	(460)

	81	67

Total liabilities and equity	$2,189	$941

CONDENSED COMBINED STATEMENTS OF INCOME

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Income:
Management fees	$2,328	$2,264	$2,199
Other income, net	35	10	40

Total income	2,363	2,274	2,239

Expenses:
Overhead allocation	1,927	1,803	1,699
Interest	11	—	—
Other expense	118	89	60

Total expenses	2,056	1,892	1,759

Net income	$307	$382	$480

In October 2002, PMC Funding acquired two assisted care living facilities with a fair value of approximately $1.2 million for $101,000 in cash and the assumption of notes payable to PMC Capital and First Western. PMC Funding operated one of the two assisted care living facilities while the other facility is vacant. On January 15, 2003, PMC Funding sold the operating assisted care living facility for $975,000. The proceeds were used to repay in full the mortgage held by PMC Capital, including additional costs incurred prior to liquidation and accrued interest. The remaining funds were used to repay a portion of the receivable due to First Western; thus, no gain or loss was recorded on the sale.

During 2002, PMC Capital made a $100,000 capital contribution to PMC Advisers.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other liabilities represent the estimated remaining costs to monitor and remediate an environmental obligation relating to an asset acquired through liquidation and subsequently sold during 1999.

Earnings and distributions of PMC Advisers and PMC Funding were as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net income (loss):
PMC Advisers	$401	$456	$496
PMC Funding	(94)	(74)	(16)

Net income	$307	$382	$480

Dividend distributions:
PMC Advisers	$393	$462	$494
PMC Funding	—	—	—

Total distributions	$393	$462	$494

Note 5. Assets Acquired in Liquidation

At December 31, 2002 and 2001, the aggregate value of our assets acquired in liquidation, as reduced for anticipated selling and holding costs, was estimated to be approximately $2,252,000 and $329,000, respectively. Our assets acquired in liquidation at December 31, 2002 consist primarily of two hotel properties. We are currently marketing these assets.

During December 2002, we sold a property for approximately $500,000 and recorded a gain of approximately $113,000. We financed the sale through the origination of a loan of $325,000 at an interest rate of LIBOR plus 4.5%. The loan matures in 2022. In addition, First Western sold four properties during 2002 for approximately $350,000 and recorded losses of approximately $130,000.

The loss from operations of our assets acquired in liquidation consisted of the following:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Room revenue	$128	$—	$—
Salaries and wages	(155)	—	—
Other operating expenses	(364)	—	—

	$(391)	$—	$—

None of our assets acquired in liquidation held at December 31, 2002 were operated or owned by us during 2001 or 2000.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Notes and Debentures Payable:

Outstanding notes and debentures payable were as follows:

				December 31,

	Interest Rate		Maturity Date	2002	2001

				(In thousands)
Notes payable:	8.600%		April 19, 2003	$5,000	$5,000
	3.570	%(1)	April 19, 2004	5,000	5,000
	3.670	%(2)	July 19, 2004	10,000	10,000
	7.440%		July 19, 2005	10,000	10,000
	3.570	%(1)	July 19, 2006	10,000	10,000
	6.970%		December 15, 2002	—	5,000
Debentures payable:	6.8750%		September 1, 2005	7,000	7,000
	7.452	%(3)	September 1, 2010	3,000	3,000
	7.452	%(3)	September 1, 2010	4,310	4,310
	7.510%		December 1, 2002	—	510
	8.200%		September 1, 2004	—	3,000
	8.200%		September 1, 2004	—	3,000
	7.840%		March 1, 2005	—	3,000
	6.690%		June 1, 2005	—	5,000
	7.590%		September 1, 2006	—	2,490

				$54,310	$76,310

(1)	Reset quarterly at 1.3% over the three month LIBOR.

(2)	Reset quarterly at 1.4% over the three month LIBOR.

(3)	Does not include the 1% annual fee that the SBA charges on all SBA debentures issued after 1996.

We repaid $5.0 million in notes payable at maturity during December 2002. Our notes payable are uncollateralized and require us to meet certain covenants (terms as defined in the agreements), the most restrictive of which require (i) that net loans receivable exceed 150% of funded debt, (ii) loan losses for any 12-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At December 31, 2002, we were in compliance with all of the covenants of these notes.

Debentures payable represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. We repaid $17.0 million in debentures due to the SBA during September and December 2002. At December 31, 2002, the SBA had committed to us for the issuance of $5.2 million ($4.2 million expiring September 2003 and $1.0 million expiring September 2004) in new SBA debentures.

We have a $10 million uncollateralized revolving credit facility and a $5 million guidance line facility which expire in May 2004. Advances pursuant to the credit facility bear interest at our option of the bank’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires us to meet certain covenants (terms as defined in the agreement), the most restrictive of which requires that (i) the ratio of net charge-offs to net loans receivable not exceed 2%, (ii) the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries and (iii) the problem loans percentage cannot exceed 10% of our serviced loan portfolio. As of December 31, 2002 and 2001, we had no borrowings outstanding under this facility. At December 31, 2002 and 2001, we were in compliance with all covenants of this facility. Subsequent to year-end we commenced borrowing under our revolving credit facility and have approximately $3 million outstanding as of February 28, 2003.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Principal payments required on the notes payable and debentures payable at December 31, 2002, are as follows:

Year Ending		SBA
December 31,	Total	Debentures	Notes Payable

	(In thousands)
2003	$5,000	$—	$5,000
2004	15,000	—	15,000
2005	17,000	7,000	10,000
2006	10,000	—	10,000
2007	—	—	—
Thereafter	7,310	7,310	—

	$54,310	$14,310	$40,000

Note 7. Cumulative Preferred Stock of Subsidiary:

PMCIC has outstanding 30,000 shares of $100 par value, 3% cumulative preferred stock (the “3% Preferred Stock”) and 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”). The 3% Preferred Stock and the 4% Preferred Stock (collectively, the “Preferred Stock”) are held by the SBA pursuant to the SBIA.

PMCIC is entitled to redeem, in whole or in part, the 3% Preferred Stock by paying the par value of these securities plus dividends accumulated and unpaid on the date of redemption. While the 3% Preferred Stock may be redeemed, redemption is not mandatory. Dividends of $90,000 were recognized on the 3% Preferred Stock during each of the years ended December 31, 2002, 2001 and 2000.

The 4% Preferred Stock was issued during 1994 ($2,000,000) and 1995 ($2,000,000), and must be redeemed at par no later than 15 years from the date of issuance. Dividends of $160,000, $160,000 and $161,000 were recognized on the 4% Preferred Stock during 2002, 2001 and 2000, respectively.

Neither series of Preferred Stock has preemptive or conversion rights. The Preferred Stock provides for a liquidation preference in the amount of $100 per share plus accrued and unpaid dividends.

Note 8. Net Unrealized Appreciation (Depreciation) on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation (depreciation) on investments consisted of the following:

	December 31,

	2002	2001

	(In thousands)
Loans receivable	$(711)	$(443)
Retained Interests	3,462	1,985
Mortgage-backed security of affiliate	68	79
Assets acquired in liquidation	(421)	—

	$2,398	$1,621

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Realized and unrealized gain (loss) on investments was as follows:

	Year Ended December 31, 2002

		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

	(In thousands)
Realized losses	$(1,981)	$—	$(215)	$(2,196)
Sale of assets	—	(17)	1,463	1,446
Change in unrealized appreciation (depreciation) on investments	1,466	(421)	(268)	777

Total realized and unrealized gain (loss) on investments	$(515)	$(438)	$980	$27

	Year Ended December 31, 2001

		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

	(In thousands)
Realized losses	$(1,303)	$—	$(1,025)	$(2,328)
Sale of assets	—	2,732	2,732
Change in unrealized appreciation on investments	603	—	216	819

Total realized and unrealized gain (loss) on investments	$(700)	$—	$1,923	$1,223

	Year Ended December 31, 2000

		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

	(In thousands)
Realized losses	$—	$—	$(17)	$(17)
Sale of assets	—	—	564	564
Change in unrealized appreciation (depreciation) on investments	871	—	(469)	402

Total realized and unrealized gain (loss) on investments	$871	$—	$78	$949

(1)	Includes the mortgage-backed security of our affiliate.

Note 9. Taxable Income:

We qualify as a regulated investment company (“RIC”) under the Code. If a company meets certain diversification and distribution requirements, it qualifies for pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements or if we ceased to qualify as a business development company under the 1940 Act. We are also subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify as a RIC would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

We may make an election under the Code to treat distributions declared in the current year as distributions of the prior year’s taxable income. Upon election, the Code provides that, in certain circumstances, a dividend declared subsequent to the close of an entity’s taxable year and prior to the extended due date of the entity’s tax return may be considered as having been made in the prior tax year in satisfaction of income distribution requirements. Having met these requirements,

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

we elected on our 2001 tax return to apply approximately $2.4 million of 2002 distributions to the 2001 tax year and anticipate utilizing a portion of 2003 distributions to meet our 2002 distribution requirements.

The following reconciles net income to taxable income available to common shareholders as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Net income	$5,983	$10,567	$11,253
Preferred dividends	(250)	(250)	(251)

Net income available to common shareholders	5,733	10,317	11,002
Book/tax differences:
Retained Interests, net	1,371	867	574
Gains on sales	(1,463)	(2,732)	(564)
Valuation adjustments	1,207	637	(585)
Other, net	183	200	137

Taxable income available to common shareholders	$7,031	$9,289	$10,564

Distributions to common shareholders	$6,638	$10,076	$11,846

Distributions per share for dividend reporting purposes were as follows:

	Years Ended December 31,

	2002		2001		2000

	Amount		Amount		Amount
	Per Share	Percent	Per Share	Percent	Per Share	Percent

Ordinary income	$0.560	100.0%	$0.850	100.0%	$0.774	77.4%
Return of capital	—	—	—	—	0.226	22.6%

	$0.560	100.0%	$0.850	100.0%	$1.000	100.0%

Note 10. Earnings Per Common Share Computations:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average shares outstanding were 11,854,000, 11,854,000 and 11,841,000 during 2002, 2001 and 2000, respectively. Due to the effect of stock options, our fully diluted weighted average shares outstanding were increased by approximately 400 shares and 4,000 shares during 2001 and 2000, respectively. There was no change in the weighted average shares outstanding during 2002 since our stock options were anti-dilutive.

Options to purchase 236,250, 164,605 and 169,305 common shares were outstanding during 2002, 2001 and 2000, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock.

Earnings are defined as net income and are reduced by the preferred stock dividend requirements of PMCIC. Preferred stock dividend requirements were approximately $250,000 during each of the years ended December 31, 2002, 2001 and 2000.

Note 11. Dividends Paid and Declared:

During April, July and October 2002, we paid quarterly dividends of $0.16, $0.16 and $0.12 per share of Common Stock to common shareholders of record on March 28, 2002, June 28, 2002 and September 30, 2002, respectively. During December 2002, we declared a $0.12 per share dividend to common shareholders of record on December 31, 2002, which was paid during January 2003. Dividends declared for the years ended December 31, 2002, 2001 and 2000 were $0.56 per share, $0.85 per share and $1.00 per share, respectively.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Dividend Reinvestment and Cash Purchase Plan:

We have a dividend reinvestment and cash purchase plan (the “Plan”) for up to 1,000,000 shares of common stock. Participants in the Plan have the option to reinvest all or a portion of dividends received. We use the open market to purchase shares with the proceeds from the dividend reinvestment portion of the plan. Accordingly, we do not issue new shares or receive the proceeds. As a result, we had no share issuances pursuant to the Plan during 2002, 2001 and 2000.

Note 13. Profit Sharing Plan:

We have a profit sharing plan available to our full-time employees after one year of employment. Vesting increases ratably to 100% after the sixth year of employment. Pursuant to our profit sharing plan, $220,000, $242,000 and $247,000, respectively, was expensed during 2002, 2001 and 2000, respectively. Contributions to the profit sharing plan are at the discretion of our Board of Directors.

Note 14. Stock-Based Compensation Plan:

We have applied Accounting Principles Board Opinion No. 25 and related interpretations in accounting for our stock-based compensation plan. In 1995, SFAS No. 123 was issued which, if fully adopted by us would have changed the methods we apply in recognizing the cost of our stock-based compensation plan. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123 prospectively to all awards granted, modified or settled after January 1, 2003.

Under The PMC Capital, Inc. 1997 Employee Stock Option Plan (the “Option Plan”), we are authorized to issue up to 6% of the then outstanding shares of Common Stock (a maximum of approximately 711,000 shares at December 31, 2002) pursuant to “Awards” granted to employees as incentive stock options (intended to qualify under Section 422 of the Code) or non-qualified stock options.

Stock Options

We granted stock options during 2002, 2001 and 2000 to certain employees that (1) all have contractual terms of five years, (2) have an exercise price equal to the fair market value of the stock at grant date, and (3) vest within 30 days of the date of grant.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of our stock options as of December 31, 2002, 2001 and 2000 and the changes during the years ended on those dates are as follows:

	2002		2001		2000

	Number of	Weighted	Number of	Weighted	Number of	Weighted
	Shares	Average	Shares	Average	Shares	Average
	Underlying	Exercise	Underlying	Exercise	Underlying	Exercise
	Options	Prices	Options	Prices	Options	Prices

Outstanding, January 1	251,355	$10.96	209,905	$11.72	196,055	$12.15
Granted	58,350	$6.64	57,250	$8.00	66,800	$9.03
Exercised	—	—	—	—	(24,400)	$8.06
Forfeited	(3,150)	$8.47	(15,800)	$11.11	(28,550)	$11.55
Expired	(70,305)	$14.23	—	—	—	—

Outstanding, December 31	236,250	$8.92	251,355	$10.96	209,905	$11.72

Exercisable, December 31	178,050	$9.67	198,605	$11.75	150,605	$12.77

Weighted-average fair value of stock options granted during the year	$0.55		$0.35		$0.57

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants during 2002, 2001 and 2000:

Assumption	2002	2001	2000

Expected Term (years)	3.0	3.0	3.0
Risk-Free Interest Rate	3.56%	4.39%	6.40%
Expected Dividend Yield	8.43%	10.63%	11.03%
Expected Volatility	23.14%	17.69%	19.78%

The following table summarizes information about stock options outstanding at December 31, 2002:

	Number		Weighted	Number
	Outstanding	Weighted	Average	Exercisable	Weighted
	at	Average	Remaining	at	Average
Range of	December 31,	Exercise	Contractual	December 31,	Exercise
Exercise Prices	2002	Price	Life	2002	Price

$6.64 to $9.06	197,050	$7.90	3.10	138,850	$8.43
$14.0625 to $14.0625	39,200	$14.06	0.40	39,200	$14.06

$6.64 to $14.0625	236,250	$8.92	2.70	178,050	$9.67

Note 15. Fair Values of Liabilities:

The estimates of fair value of our notes and debentures payable as required by SFAS No. 107 differ from the carrying amounts of liabilities primarily as a result of the effects of discounting future cash flows. The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities. Considerable judgment is required to interpret market data and develop estimates of fair value. Accordingly, our estimate of the fair value of our notes and debentures payable may not be indicative of the amounts we could realize in a current market exchange.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The estimated fair values of our notes and debentures payable were as follows:

	Years Ended December 31,

	2002		2001

		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value

	(In thousands)
Notes and debentures payable	$54,310	$54,915	$76,310	$75,999

Note 16. Supplemental Disclosure of Cash Flow Information:

Information regarding our non-cash activities was as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Interest paid	$4,848	$5,493	$5,348

Loans and interest receivable transferred to SPEs, net	$4,435	$4,215	$3,154

Reclassification from loans receivable to assets acquired in liquidation	$2,629	$314	$—

Assumption of loans receivable by affiliate	$885	$—	$—

Loan receivable originated in connection with sale of asset acquired in liquidation	$325	$—	$—

Loans and interest receivable transferred from SPE, net	$—	$6,409	$—

Note 17. Related Party Transactions:

Pursuant to SBA rules and regulations, distributions from our consolidated subsidiaries, First Western, PMCIC and Western Financial, are limited. As of both December 31, 2002 and 2001, the amounts of dividends available for distribution were approximately $0.5 million.

We are affiliated with PMC Commercial through common management. Our executive officers are the same as the executive officers of PMC Commercial and three of our directors or officers are trust managers of PMC Commercial. PMC Advisers evaluates and services loans receivable and other investments of PMC Commercial pursuant to the investment management agreements entered into between PMC Commercial and PMC Advisers. Through June 30, 2000, PMC Advisers charged fees of between 0.40% and 1.67%, annually, to PMC Commercial based upon the average principal outstanding of PMC Commercial’s loans. Commencing July 1, 2000, the highest rate charged was reduced from 1.67% to 1.55%. In addition, the investment management agreements (i) provide for an annual fee of 0.70% of the original cost of properties owned by PMC Commercial and (ii) include compensation to PMC Advisers for its assistance in the issuance of PMC Commercial’s debt and equity securities and the acquisition by PMC Commercial of properties. The investment management agreements were amended on July 1, 2001 to provide for a fee of $10,000 upon the sale of each limited service hospitality property owned by PMC Commercial and an annual loan origination fee equal to five basis points of loans funded for the first $20 million in loans and 2.5 basis points thereafter. The investment management agreements are renewable on an annual basis. In the event the investment management agreements are terminated or not renewed by PMC Commercial (other than as a result of a material breach by PMC Advisers) or terminated by PMC Advisers (as a result of a material breach by PMC Commercial), certain compensation is required to be paid to PMC Advisers by PMC Commercial.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fees earned pursuant to the investment management agreements were as follows:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Loan servicing and origination fee	$1,927	$1,803	$1,699
Lease supervision fee	401	461	500

	$2,328	$2,264	$2,199

PMC Capital allocates overhead to PMC Advisers to the extent that PMC Advisers utilizes the staff and facilities of PMC Capital. The overhead allocated during 2002, 2001 and 2000, was $1,927,000, $1,803,000 and $1,699,000, respectively. These amounts are included in advisory fee income in the accompanying consolidated statements of operations. In no event will the allocated expenses exceed the income available from the operations of PMC Advisers. The lease supervision fee is included in equity in income of unconsolidated subsidiary, net in the accompanying consolidated statements of operations. At December 31, 2002 and 2001, the balance due to PMC Advisers from PMC Commercial under the investment management agreements was $585,000 and $574,000, respectively.

In October 2002, PMC Funding acquired two assisted care living facilities with a fair value of approximately $1.2 million for $101,000 in cash and the assumption of notes payable to PMC Capital and First Western. PMC Funding operated one of the two assisted care living facilities while the other facility is vacant. On January 15, 2003, PMC Funding sold the operating assisted care living facility for $975,000. The proceeds were used to repay in full the mortgage held by PMC Capital, including additional costs incurred prior to liquidation and accrued interest. The remaining funds were used to repay a portion of the receivable due to First Western. As of December 31, 2002, the underlying loan receivable held by PMC Capital related to these facilities was valued at approximately $788,000.

During December 2002, PMC Capital exercised its option to repurchase a loan which was deemed to be a “charged-off” loan (in accordance with the transaction documents) from the 2000 Joint Venture for its principal balance of $2.3 million plus accrued interest.

Note 18. Commitments and Contingencies:

Operating Leases

In September 1998, we entered into a five-year lease for office space commencing December 1998. We may at our option, renew the term of the lease for two additional five-year periods. At December 31, 2002, we had an agreement to lease office space in Missouri. Rental expense amounted to approximately $328,000, $321,000 and $315,000 during 2002, 2001 and 2000, respectively. Future minimum payments remaining under these leases are $284,000 for 2003 and $24,000 for 2004.

Loan Commitments

Commitments to extend credit are agreements to lend to a customer provided that the terms established in the contract are met. At December 31, 2002, we had approximately $29.4 million of total loan commitments outstanding. Of these commitments, $5.5 million are for loans to be originated by First Western, a portion of which will be sold pursuant to SBA Guaranteed Sales. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Employment Agreements

We have employment contracts with certain of our officers for terms expiring through June 2004. Annual remuneration during the term of the contracts does not exceed $315,000 for any one individual. Future minimum payments under these contracts are $1,182,000, $1,058,000 and $467,000 in 2003, 2004 and 2005, respectively.

Compensation to officers was approximately $1.6 million during each of the years ended December 31, 2002, 2001 and 2000.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Litigation

In the normal course of business, including the operation of our assets acquired in liquidation, we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our consolidated financial position or results of operations.

Structured Loan Sale Transactions

PMC Capital and PMC Commercial have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Capital or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. As a result of the Credit Enhancement Provisions described below, PMC Commercial had a cash deferral, and we paid compensation to PMC Commercial of less than $1,000. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At December 31, 2002, the maximum potential amount of future payments to PMC Commercial (undiscounted and without consideration of any recoveries from the underlying loans receivable) we could be required to make under these cross indemnification agreements was approximately $34.3 million and the discounted amount was $23.5 million which represents the estimated fair value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet for the Joint Ventures. All of our loans are collateralized; however, the maximum potential amount of future payments we could be required to make under these cross indemnification agreements has not considered any proceeds from the liquidation of collateral underlying these loans. Upon completion of a joint securitization and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreement. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reductions to us. Accordingly, we believe that the fair value of these cross indemnification agreements at inception of the Joint Ventures and as of December 31, 2002 and 2001 was zero; thus, no liability was recorded. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these cross indemnification agreements.

When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. As a result of our impaired loans in the 2000 Joint Venture, a Credit Enhancement Provision was triggered in November 2002. As a consequence, cash flows relating to this transaction were deferred and utilized to fund the increased reserve requirements. Our cash flow deferral at December 31, 2002 and February 28, 2003 was approximately $192,000 and $282,000, respectively. Based on current cash flow assumptions, management anticipates that these funds will be received in future periods.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Selected Quarterly Financial Data (unaudited):

The following represents our selected quarterly financial data which, in the opinion of management, reflects adjustments (comprising only normal recurring adjustments) necessary for fair presentation.

	Year Ended December 31, 2002

	First	Second	Third	Fourth
	Quarter	Quarter (1)	Quarter (1)	Quarter	Total

	(In thousands, except per share data)
Total investment income	$4,785	$3,968	$3,704	$4,205	$16,662
Net investment income	$2,119	$1,221	$941	$1,675	$5,956
Total realized and unrealized gain (loss) on investments	$(439)	$1,243	$(392)	$(385)	$27
Net income	$1,680	$2,464	$549	$1,290	$5,983
Basic and diluted earnings per share	$0.14	$0.20	$0.04	$0.10	$0.48

	Year Ended December 31, 2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total

	(In thousands, except per share data)
Total investment income	$5,253	$5,582	$4,836	$5,081	$20,752
Net investment income	$2,333	$2,455	$2,132	$2,424	$9,344
Total realized and unrealized gain (loss) on investments	$127	$2,071	$(242)	$(733)	$1,223
Net income	$2,460	$4,526	$1,890	$1,691	$10,567
Basic and diluted earnings per share	$0.20	$0.38	$0.15	$0.14	$0.87

(1)	Certain amounts were previously reported in discontinued operations in our quarterly filings on Form 10-Q for the periods ended June 30, 2002 and September 30, 2002. Such amounts have been reclassified to the presentation adopted at December 31, 2002 and are included as a component of net investment income.

Note 20. Subsequent Events:

On March 27, 2003, we entered into an Agreement and Plan of Merger with PMC Commercial. Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee and approved by the Board of Directors of PMC Capital and the Board of Trust Managers of PMC Commercial. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur in the fourth quarter of 2003, is subject to approval by the shareholders of PMC Capital and PMC Commercial, certain governmental consents and customary closing conditions.

During March 2003, we declared a $0.12 per share dividend to common shareholders of record on March 31, 2003, to be paid on April 14, 2003.

Report of Independent Accountants
On Accompanying Consolidating Information

To the Shareholders and Board of Directors of
PMC Capital, Inc.:

The report on our audit of the consolidated financial statements of PMC Capital, Inc. and its subsidiaries as of December 31, 2002 and for the year then ended appears on page F-2 of this Annual Report on Form 10-K. That audit was conducted for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The consolidating information is presented for purposes of additional analysis of the consolidated financial statements rather than to present the financial position, results of operations and cash flows of the individual companies. The consolidating information has been subjected to the auditing procedures applied in the audit of the consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the consolidated financial statements taken as a whole.

PricewaterhouseCoopers LLP

Dallas, Texas
March 11, 2003, except for Note 20,
   as to which the date is March 27, 2003

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
DECEMBER 31, 2002
(In thousands)

					FIRST	WESTERN
			CONSOLIDATED		WESTERN SBLC,	FINANCIAL	PMC
			BEFORE	PMC CAPITAL,	INC. AND	CAPITAL	INVESTMENT
	CONSOLIDATED	ELIMINATION	ELIMINATION	INC.	SUBSIDIARY	CORPORATION	CORPORATION

ASSETS
Investments at value:
Loans receivable	$87,245	$—	$87,245	$33,380	$14,469	$12,859	$26,537
Retained interests in transferred assets	40,003	—	40,003	37,271	2,732	—	—
Cash equivalents	4,915	—	4,915	2,044	108	209	2,554
Mortgage-backed security of affiliate	1,381	—	1,381	1,381	—	—	—
Restricted investments	299	—	299	121	178	—	—
Investment in subsidiaries	81	(22,180)	22,261	22,261	—	—	—
Assets acquired in liquidation	2,252	—	2,252	1,171	—	—	1,081

Total investments at value	136,176	(22,180)	158,356	97,629	17,487	13,068	30,172

Other assets:
Due from affiliates	1,839	(16,140)	17,979	17,597	382	—	—
Deferred charges, deposits and other assets	728	—	728	274	148	149	157
Receivable for loans sold	637	—	637	—	637	—	—
Accrued interest receivable	225	—	225	91	30	26	78
Cash	563	—	563	172	352	23	16
Property and equipment, net	98	—	98	98	—	—	—

Total other assets	4,090	(16,140)	20,230	18,232	1,549	198	251

Total assets	$140,266	$(38,320)	$178,586	$115,861	$19,036	$13,266	$30,423

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current portion of notes and debentures payable	$5,000	$—	$5,000	$5,000	$—	$—	$—
Dividends payable	1,486	—	1,486	1,423	—	—	63
Borrower advances	1,754	—	1,754	798	138	422	396
Accrued interest payable	748	—	748	355	12	130	251
Accounts payable	1,569	—	1,569	123	1,428	—	18
Due to affiliates	102	(694)	796	101	—	403	292
Other liabilities	1,294	—	1,294	1,058	65	—	171

Total current liabilities	11,953	(694)	12,647	8,858	1,643	955	1,191
Notes and debentures payable	49,310	(15,446)	64,756	35,000	15,446	4,310	10,000

Total liabilities	61,263	(16,140)	77,403	43,858	17,089	5,265	11,191

Commitments and contingencies
Cumulative preferred stock of subsidiary	7,000	3,000	4,000	—	—	—	4,000

Shareholders’ equity:
Cumulative preferred stock of subsidiary, 3%	—	(3,000)	3,000	—	—	—	3,000
Common stock	119	(22)	141	119	—	21	1
Additional paid-in capital	71,508	(22,373)	93,881	71,508	2,000	7,934	12,439
Undistributed (dividends in excess of) retained earnings	(2,022)	(785)	(1,237)	(2,691)	850	330	274
Net unrealized appreciation (depreciation) on investments	2,398	—	2,398	3,067	97	(284)	(482)

	72,003	(26,180)	98,183	72,003	2,947	8,001	15,232
Less treasury stock	—	1,000	(1,000)	—	(1,000)	—	—

Total shareholders’ equity	72,003	(25,180)	97,183	72,003	1,947	8,001	15,232

Total liabilities and shareholders’ equity	$140,266	$(38,320)	$178,586	$115,861	$19,036	$13,266	$30,423

The accompanying notes to the consolidated financial statements are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002
(In thousands, except per share data)

					FIRST	WESTERN
			CONSOLIDATED		WESTERN SBLC,	FINANCIAL	PMC
			BEFORE	PMC CAPITAL,	INC. AND	CAPITAL	INVESTMENT
	CONSOLIDATED	ELIMINATION	ELIMINATION	INC.	SUBSIDIARY	CORPORATION	CORPORATION

Investment income:
Interest	$7,507	$—	$7,507	$2,828	$1,393	$996	$2,290
Income from retained interests in transferred assets	5,202	—	5,202	4,675	527	—	—
Advisory fee income	1,927	—	1,927	1,927	—	—	—
Premium income	650	—	650	—	650	—	—
Equity in income of subsidiaries, net	307	(2,698)	3,005	3,005	—	—	—
Other income, net	1,069	—	1,069	679	97	191	102

Total investment income	16,662	(2,698)	19,360	13,114	2,667	1,187	2,392

Expenses:
Interest	4,588	—	4,588	2,349	3	757	1,479
Salaries and related benefits	3,940	—	3,940	3,940	—	—	—
General and administrative	914	—	914	849	30	13	22
Loss from operations of assets acquired in liquidation	391	—	391	2	2	—	387
Rent	328	—	328	328	—	—	—
Professional fees	325	—	325	325	—	—	—
Profit sharing plan	220	—	220	220	—	—	—

Total expenses	10,706	—	10,706	8,013	35	770	1,888

Net investment income	5,956	(2,698)	8,654	5,101	2,632	417	504

Realized and unrealized gain (loss) on investments:
Realized losses	(2,196)	—	(2,196)	(1,981)	(215)	—	—
Sale of assets	1,446	—	1,446	1,463	(130)	—	113
Change in unrealized appreciation (depreciation) on investments	777	—	777	1,400	85	(248)	(460)

Total realized and unrealized gain (loss) on investments	27	—	27	882	(260)	(248)	(347)

Net increase in net assets resulting from operations	$5,983	$(2,698)	$8,681	$5,983	$2,372	$169	$157

Preferred dividends	$250	$(250)	$500	$250	$—	$—	$250

Basic and diluted earnings per share	$0.48

The accompanying notes to the consolidated financial statements are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF SHAREHOLDERS’ EQUITY
DECEMBER 31, 2002
(In thousands)

				Undistributed	Net
				(Dividends in	Unrealized
			Additional	Excess of)	Appreciation		Total
	Preferred	Common	Paid-in	Retained	(Depreciation)	Treasury	Shareholders'
	Stock, 3%	Stock	Capital	Earnings	on Investments	Stock	Equity

PMC CAPITAL, INC
Balances, January 1, 2002	$—	$119	$71,508	$(386)	$1,667	$—	$72,908
Net increase in net assets resulting from operations	—	—	—	4,583	1,400	—	5,983
Preferred dividend of consolidated subsidiary	—	—	—	(250)	—	—	(250)
Dividends on common stock	—	—	—	(6,638)	—	—	(6,638)

Balance, December 31, 2002	$—	$119	$71,508	$(2,691)	$3,067	$—	$72,003

FIRST WESTERN SBLC, INC. AND SUBSIDIARY
Balances, January 1, 2002	$—	$—	$2,000	$1,113	$12	$(1,000)	$2,125
Net increase in net assets resulting from operations	—	—	—	2,287	85	—	2,372
Dividends to parent company	—	—	—	(2,550)	—	—	(2,550)

Balance, December 31, 2002	$—	$—	$2,000	$850	$97	$(1,000)	$1,947

WESTERN FINANCIAL CAPITAL CORPORATION
Balances, January 1, 2002	$—	$21	$7,934	$113	$(36)	$—	$8,032
Net increase in net assets resulting from operations	—	—	—	417	(248)	—	169
Dividends to parent company	—	—	—	(200)	—	—	(200)

Balance, December 31, 2002	$—	$21	$7,934	$330	$(284)	$—	$8,001

PMC INVESTMENT CORPORATION
Balances, January 1, 2002	$3,000	$1	$12,439	$57	$(22)	$—	$15,475
Net increase in net assets resulting from operations	—	—	—	617	(460)	—	157
Dividends to parent company	—	—	—	(150)	—	—	(150)
Dividends, preferred	—	—	—	(250)	—	—	(250)

Balance, December 31, 2002	$3,000	$1	$12,439	$274	$(482)	$—	$15,232

ELIMINATION ADJUSTMENTS
Equity in income of subsidiaries	—	—	—	(2,698)	—	—	(2,698)
Dividends to parent company	—	—	—	2,900	—	—	2,900
Preferred dividend of consolidated subsidiary	—	—	—	250	—	—	250
Stock of subsidiaries	(3,000)	(22)	(22,373)	—	—	1,000	(24,395)
Undistributed earnings of subsidiaries	—	—	—	(1,237)	—	—	(1,237)

	(3,000)	(22)	(22,373)	(785)	—	1,000	(25,180)

CONSOLIDATED	$—	$119	$71,508	$(2,022)	$2,398	$—	$72,003

The accompanying notes to the consolidated financial statements are an integral part of these consolidating financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002
(In thousands)

			CONSOLIDATED		FIRST	WESTERN
			BEFORE		WESTERN SBLC,	FINANCIAL	PMC
		ELIMINATION	ELIMINATION	PMC CAPITAL,	INC. AND	CAPITAL	INVESTMENT
	CONSOLIDATED	ENTRIES	ENTRIES	INC.	SUBSIDIARY	CORPORATION	CORPORATION

Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,983	$(2,698)	$8,681	$5,983	$2,372	$169	$157
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Loans funded, held for sale	(6,006)	—	(6,006)	—	(6,006)	—	—
Proceeds from sale of guaranteed loans	6,146	—	6,146	—	6,146	—	—
Realized and unrealized (gain) loss on investments	(27)	—	(27)	(882)	260	248	347
Unrealized premium income, net	(65)	—	(65)	—	(65)	—	—
Depreciation and amortization	254	—	254	70	—	66	118
Accretion of loan discount and deferred fees	(136)	—	(136)	(10)	(118)	—	(8)
Equity in income of unconsolidated subsidiaries, net	(307)	2,698	(3,005)	(3,005)	—	—	—
Other operating assets and liabilities	1,661	—	1,661	480	668	63	450

Net cash provided by operating activities	7,503	—	7,503	2,636	3,257	546	1,064

Cash flows from investing activities:
Loans funded	(39,807)	—	(39,807)	(10,875)	(2,574)	(10,344)	(16,014)
Purchase of loans through exercise of option	(1,176)	—	(1,176)	(1,176)	—	—	—
Principal collected	13,891	—	13,891	3,241	3,784	1,957	4,909
Proceeds from debt issued by SPEs, net	37,901	—	37,901	9,465	—	10,930	17,506
Proceeds from retained interests in transferred assets	4,343	—	4,343	3,946	397	—	—
Proceeds from mortgage-backed security of affiliate	313	—	313	313	—	—	—
Proceeds from sale of assets	498	—	498	—	355	—	143
Distributions from unconsolidated subsidiaries	393	—	393	393	—	—	—
Investment in unconsolidated subsidiary	(100)	—	(100)	(100)	—	—	—
Purchase of property and equipment and other assets	(594)	—	(594)	(246)	(80)	—	(268)
Investment in retained interests in transferred assets	(4,425)	—	(4,425)	(4,425)	—	—	—
Investment in restricted cash	(203)	—	(203)	(121)	(82)	—	—
Advances (to) from unconsolidated affiliates, net	(541)	—	(541)	(1,022)	—	936	(455)

Net cash provided by (used in) investing activities	10,493	—	10,493	(607)	1,800	3,479	5,821

Cash flows from financing activities:
Payment of dividends to parent	—	—	—	2,900	(2,550)	(200)	(150)
Payment of dividends on common stock	(7,586)	—	(7,586)	(7,586)	—	—	—
Payment of dividends on preferred stock	(250)	—	(250)	—	—	—	(250)
Payment of notes payable	(5,000)	—	(5,000)	(5,000)	—	—	—
Payment of SBA debentures	(17,000)	—	(17,000)	—	—	(6,000)	(11,000)
Advances to unconsolidated affiliates, net	—	—	—	3,039	(3,039)	—	—

Net cash used in financing activities	(29,836)	—	(29,836)	(6,647)	(5,589)	(6,200)	(11,400)

Net decrease in cash and cash equivalents	(11,840)	—	(11,840)	(4,618)	(532)	(2,175)	(4,515)
Cash and cash equivalents, beginning of year	17,318	—	17,318	6,834	992	2,407	7,085

Cash and cash equivalents, end of year	$5,478	$—	$5,478	$2,216	$460	$232	$2,570

Supplemental disclosure:
Interest paid	$4,848	$—	$4,848	$2,435	$14	$847	$1,552

Loans and interest receivable transferred to SPE, net	$4,435	$—	$4,435	$4,435	$—	$—	$—

Reclassification from loans receivable to assets acquired in liquidation	$2,629	$—	$2,629	$1,083	$105	$—	$1,441

Assumption of loans receivable by affiliate	$885	$—	$885	$789	$96	$—	$—

Loan receivable originated in connection with sale of asset acquired in liquidation	$325	$—	$325	$—	$—	$—	$325

The accompanying notes to the consolidated financial statements are an integral part of these consolidating financial statements.

EXHIBITS

Exhibit	Description

*2.1	Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated March 27, 2003.

*2.2	Form of Voting Agreement pursuant to Agreement and Plan of Merger — PMC Capital, Inc. — dated March 27, 2003.

*2.3	Form of Voting Agreement pursuant to Agreement and Plan of Merger — PMC Commercial Trust — dated March 27, 2003.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 1 to the Registration Statement on Form N-2 (Registration No. 33-2535) (the “N-2 Registration Statement”) dated June 28, 1983).

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4 (b) (1) to Amendment No. 9 to the N-2 Registration Statement dated May 1, 1991).

3.3	By-Laws, as amended (incorporated by reference to Exhibit 2 to Amendment No. 7 to the N-2 Registration Statement dated May 5, 1989).

4.1	Certificate of Common Stock (incorporated by reference to Exhibit 4 to Amendment No. 1 to the N-2 Registration Statement dated November 10, 1983).

4.22	Debenture dated September 27, 1995 for $7,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.27	Senior Note dated April 19, 1995 for $5,000,000 with Security Life of Denver Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.28	Senior Note dated April 19, 1995 for $2,000,000 with Peerless Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.29	Senior Note dated April 19, 1995 for $2,000,000 with Indiana Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.30	Senior Note dated April 19, 1995 for $1,000,000 with Security Life of Denver Insurance Company (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1995).

4.32	Senior Note Agreement dated July 19, 1999 for $10,000,000 with Equitable Life Insurance Company of Iowa (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 1999).

4.33	Senior Note Agreement dated July 19, 2000 for $10,000,000 with Equitable Life Insurance Company of Iowa (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000).

4.34	Debenture dated September 27, 2000 for $4,310,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000).

4.35	Debenture dated September 27, 2000 for $3,000,000 loan with SBA (incorporated by reference from Registrant’s Form 10-K for the fiscal year ended December 31, 2000).

4.36	Senior Note Agreement dated July 19, 2001 for $10,000,000 with Security Life of Denver Insurance Company.

*10.1	Employment contract between the Registrant and Lance B. Rosemore dated July 1, 2002.

*10.2	Employment contract between the Registrant and Andrew S. Rosemore dated July 1, 2002.

*10.4	Employment contract between the Registrant and Jan F. Salit dated July 1, 2002.

*10.5	Employment contract between the Registrant and Barry N. Berlin dated July 1, 2002.

10.6	Employment contract between the Registrant and Mary J. Brownmiller dated July 1, 2001.

10.7	First Amended and Restated Revolving Credit Note dated as of March 15, 1998 (incorporated by reference to Exhibit 10.1 from Registrant’s Form 10-Q for the quarterly period ended March 31, 1998).

10.9	PMC Capital, Inc. 1997 Employee Stock Option Plan (incorporated by reference to Exhibit 10.10 from Registrant’s Form 10-K for the fiscal year ended December 31, 1997).

10.10	Employment contract between the Registrant and Cheryl T. Murray dated July 1, 2001.

10.11	Servicing Agreement by and among Harris Trust savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1998-1, as Issuer, and PMC Capital, Inc., as Servicer (incorporated by reference to Exhibit 10.12 from Registrant’s Form 10-K for the fiscal year ended December 31, 1998).

10.12	Second Amendment to Loan Agreement and Amendment to Loan Documents and Renewal and Extension of loan dated as of March 15, 1998 (incorporated by reference to Exhibit 10.2 from Registrant’s Form 10-Q for the quarterly period ended March 31, 1998).

10.13	Servicing Agreement by and among Harris Trust Savings Bank, as Trustee and Supervisory Servicer, PMC Capital L.P. 1999-1, as Issuer, and PMC Capital, Inc., as Servicer (incorporated by reference to Exhibit 10.1 from Registrant’s Form 10-Q for the quarterly period ended June 30, 1999).

10.14	Trust Indenture between PMC Joint Venture, L.P. 2000 and BNY Midwest Trust Company, dated as of December 15, 2000. (incorporated by reference to Exhibit 2.1 from Registrant’s Form 8-K filed on March 13, 2001).

10.15	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2000 and PMC Capital and PMC Commercial Trust, dated as of December 15, 2000 (incorporated by reference to Exhibit 2.2 from Registrant’s Form 8-K filed on March 13, 2001).

10.16	Servicing Agreement by and among BNY Midwest Trust Company as Trustee and Supervisory Servicer, PMC Joint Venture, L.P. 2001, as Issuer, and PMC Capital, Inc. and PMC Commercial Trust, as Servicers (incorporated by reference to Exhibit 10.1 from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.17	Trust Indenture by and among BNY Midwest Trust Company as Trustee and PMC Joint Venture, L.P. 2001, as Issuer (incorporated by reference to Exhibit 10.2 from Registrant’s Form 10-Q for the quarterly period ended June 30, 2001).

10.18	Third Amendment to Credit Agreement dated June 12, 2001 between PMC Capital, Inc. and Bank One, NA. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2001).

10.19	Fourth Amendment to Credit Agreement dated July 18, 2001 between PMC Capital, Inc. and Bank One, NA. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2001).

10.20	Fifth Amendment to Credit Agreement dated August 2001 between PMC Capital, Inc. and Bank One, NA. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2001).

10.21	Sixth Amendment to Credit Agreement dated October 2001 between PMC Capital, Inc. and Bank One, NA. (incorporated by reference from Registrant’s Form 10-K for the year ended December 31, 2001).

10.23	Seventh Amendment to Credit Agreement dated October 2002 between PMC Capital, Inc. and Bank One, NA. (incorporated by reference from Registrant’s Form 10-Q for the quarterly period ended September 30, 2002).

10.24	Trust Indenture between PMC Joint Venture, L.P. 2002-1 and BNY Midwest Trust Company, dated April 3, 2002 (incorporated by reference to Exhibit 2.1 from Registrant’s Form 8-K filed on April 19, 2002).

10.25	Servicing Agreement by and among BNY Midwest Trust Company, PMC Joint Venture, L.P. 2002-1, PMC Capital, Inc.

and PMC Commercial Trust, dated April 3, 2002 (incorporated by reference to Exhibit 2.2 from Registrant’s Form 8-K filed on April 19, 2002).

*10.26	Eighth Amendment to Credit Agreement dated March 19, 2003 between PMC Capital, Inc. and Bank One, N.A.

*10.27	Investment Management Agreement between PMC Capital, PMC Commercial and PMC Advisers, Ltd. dated July 1, 2002.

*10.28	Form of Distribution and Indemnification Agreement.

*21.1	Subsidiaries of Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*99.1	Certification-Chief Executive Officer

*99.2	Certification-Chief Financial Officer

*	Filed herewith