Form 10-K/A
period 2002-12-31
PMC CAPITAL INC
filed 2003-04-30
CIK 722571

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of March 31, 2003, the Registrant had 11,853,516 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None

(i)

PART III

     Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of PMC Capital, Inc. (the “Company”) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003, are hereby amended and restated in their entirety as follows.

Item 10. Directors and Executive Officers of the Registrant

Directors

     Dr. Martha R. Greenberg*— Dr. Greenberg, 51, has practiced optometry for 29 years in Russellville, Alabama and currently serves on the Board of Trustees of Southern College of Optometry. Dr. Greenberg has been a trust manager of PMC Commercial Trust, a Texas real estate investment trust and an affiliate of the Company (“PMC Commercial”) since May 1996 and a director of the Company since 1984.

     Mr. Theodore J. Samuel — Mr. Samuel, 54, has been self employed in the real estate lending and venture capital investment business since 1995. From 1990 through 1995, Mr. Samuel was Chairman and Chief Executive Officer of Niagara Asset Management Corporation and Niagara Investment Corporation, subsidiaries of KeyBank of Cleveland, Ohio. The Niagara corporations managed the failed Goldome Bank subsidiaries and non-performing assets totaling over two billion dollars. From 1989 to 1990, Mr. Samuel was an executive vice president of the Special Asset Bank for NationsBank, in charge of the commercial real estate loan division totaling over three billion dollars. Previous experience with NationsBank included positions as senior vice president nationwide real estate credit and management of subsidiary and excess asset sales. He has been a director of the Company since 2002.

     Dr. Fredric M. Rosemore*— Dr. Rosemore, 79, has been the Chairman of the Board and Treasurer of the Company since 1983. From 1990 to 1992, Dr. Rosemore was a Vice President of the Company and from 1979 to 1990, Dr. Rosemore was the President of the Company. For many years he was engaged in diverse businesses, including the construction of apartment complexes, factory buildings, and numerous commercial retail establishments. From 1948 to 1980, Dr. Rosemore practiced optometry. He has been a director of the Company since 1983.

     Mr. Lance B. Rosemore* — Mr. Rosemore, 54, has been Chief Executive Officer of the Company since May 1992, President of the Company since 1990 and Secretary since 1983. From 1990 to May 1992, Mr. Rosemore was Chief Operating Officer of the Company. Previously, Mr. Rosemore owned a consumer finance company and was employed by C.I.T. Financial and United Carolina Bank Shares. Mr. Rosemore has been an executive officer and trust manager of PMC Commercial since June 1993 and a director of the Company since 1983.

     Dr. Irvin M. Borish — Dr. Borish, 90, served as Benedict (Distinguished) Professor of Optometry at the University of Houston after retiring from Indiana University, where he holds the status of Professor Emeritus. He operated a private practice of optometry for over thirty years. He is the author of a major text in his field, holds five patents in contact lenses and was named Optometrist of the Century by Review of Optometry magazine. He has been a director of the Company since 1989.

     Mr. Thomas Hamill — Mr. Hamill, 49, is a director and owner of Midlands Management Corporation, an insurance and reinsurance service firm. From November 1996 through 2001, Mr. Hamill was Senior Vice President of JLT Re Solutions, Inc., the U.S. reinsurance subsidiary of Jardine Lloyd Thompson Group plc. From December 1989 through June 1996, Mr. Hamill was President of Caliban Holdings, Ltd (“Caliban”) and its subsidiaries, including Belvedere Insurance Company Ltd. (“Belvedere”). From September 1986 through 1989, Mr. Hamill was Vice President of Belvedere. Mr. Hamill has been a director of the Company since 1992, when he was elected pursuant to an agreement between the Company and Belvedere in April 1991 whereby the directors of the Company

*	Mr. Lance B. Rosemore, Dr. Andrew S. Rosemore and Dr. Martha R. Greenberg are siblings and are also the children of Dr. Fredric M. Rosemore. Drs. Andrew S. Rosemore and Martha R. Greenberg each own at least 5% of the shares of the Company. Consequently, all such persons may be deemed to be “interested persons” as defined under the Investment Company Act.

agreed at that time to support a representative of Caliban in his candidacy for director in exchange for Belvedere’s purchases of 185,000 shares of Common Stock.

     Mr. Barry A. Imber - Mr. Imber, 56, has been a principal of Imber and Company, Certified Public Accountants, or its predecessor, since 1982. Imber and Company was the independent certified public accountant for the Company and its subsidiaries for the years ended December 31, 1988 through December 31, 1991. Mr. Imber was a trust manager of PMC Commercial from September 1993 to March 1995 and a director of the Company since March 1995.

Executive Officers

     The following table sets forth the names and ages of the executive officers of the Company (each of whom serves at the pleasure of the Board of Directors), all positions held with the Company by each individual, and a description of the business experience of each individual for at least the past five years.

Name	Age	Title

Dr. Fredric M. Rosemore	79	Chairman of the Board and Treasurer
Mr. Lance B. Rosemore	54	President, Chief Executive Officer and Secretary
Dr. Andrew S. Rosemore	56	Executive Vice President and Chief Operating Officer
Mr. Jan F. Salit	52	Executive Vice President, Chief Investment Officer and Assistant Secretary
Mr. Barry N. Berlin	42	Chief Financial Officer
Ms. Mary J. Brownmiller	48	Senior Vice President
Ms. Cheryl T. Murray	36	General Counsel

     For a description of the business experience of Dr. Fredric M. Rosemore and Mr. Lance B. Rosemore, see “Directors” above.

     Dr. Andrew S. Rosemore* has been Chief Operating Officer of the Company since May 1992 and Executive Vice President of the Company since 1990. From 1988 to May 1990, Dr. Rosemore was Vice President of the Company. From 1973 to 1988, Dr. Rosemore owned and managed commercial rental properties, apartment complexes and factory buildings. Since 1972, Dr. Rosemore has been a licensed physician in Alabama. Dr. Rosemore has been a trust manager of PMC Commercial since June 1993 and Chairman of the Board of PMC Commercial since January 1994 and was a director of the Company from 1989 until August 1999.

     Mr. Jan F. Salit has been Executive Vice President of the Company since May 1993 and Chief Investment Officer since March 1994. Mr. Salit has also been Executive Vice President of PMC Commercial since June 1993 and Chief Investment Officer and Assistant Secretary since January 1994. From 1979 to 1992, Mr. Salit was employed by Glenfed Financial Corporation and its predecessor company, Armco Financial Corporation, a commercial finance company, holding various positions including Executive Vice President and Chief Financial Officer.

     Mr. Barry N. Berlin has been Chief Financial Officer of the Company and Director of Compliance since November 1992. Mr. Berlin has also been Chief Financial Officer of PMC Commercial since June 1993. From August 1986 to November 1992, he was an audit manager with Imber & Company, Certified Public Accountants. Mr. Berlin is a certified public accountant.

     Ms. Mary J. Brownmiller has been Senior Vice President of the Company since 1992 and Vice President of the Company since November 1989. Ms. Brownmiller has also been Senior Vice President of PMC Commercial since June 1993. From 1987 to 1989, she was Vice President for Independence Mortgage, Inc., a Small Business Administration (“SBA”) lender. From 1976 to 1987, Ms. Brownmiller was employed by the SBA, holding various positions including senior loan officer. Ms. Brownmiller is a certified public accountant.

     Ms. Cheryl T. Murray has been General Counsel of the Company since March 1994. Ms. Murray has also been General Counsel of PMC Commercial since March 1994. From 1992 to 1994 she was associated with the

*	Mr. Lance B. Rosemore, Dr. Andrew S. Rosemore and Dr. Martha R. Greenberg are siblings and are also the children of Dr. Fredric M. Rosemore. Drs. Andrew S. Rosemore and Martha R. Greenberg each own at least 5% of the shares of the Company. Consequently, all such persons may be deemed to be “interested persons” as defined under the Investment Company Act.

law firm of Johnson & Gibbs, P.C. and practiced in the financial services department. Ms. Murray earned her law degree from Northwestern University School of Law.

Item 11. Executive Compensation

Compensation of Directors

     Non-employee directors are compensated $1,000 for each meeting they attend and are provided an annual retainer of $5,000 paid quarterly, of which $2,500 was paid to each such director in 2002. The Company reimburses the directors for the travel expenses incurred by them in connection with such meetings.

Compensation Committee Interlocks and Insider Participation

     The Company has no Compensation Committee. Mr. Lance B. Rosemore participated in deliberations of the Company’s Board of Directors concerning executive compensation for the year ended December 31, 2002.

Management Compensation

     The following table sets forth the aggregate amount of compensation paid by the Company during 2002 to each of the three highest paid executive officers and to all directors of the Company during fiscal year 2002.

Summary Compensation Table

			Profit Sharing
	Capacities in Which		Contribution	Total Profit	Total Compensation
	Remuneration	Aggregate	Accrued During Last	Sharing Benefits	Paid by Company to
Name of Person	Received	Compensation(1)	Fiscal Year (2)	Accrued to Date	Directors

Dr. Fredric M. Rosemore	Chairman of Board	$87,500	$5,724	$232,196
Mr. Lance B. Rosemore	President, Chief Executive Officer	383,600	15,441	288,303
Dr. Andrew S. Rosemore	Executive Vice President, Chief Operating Officer	356,100	15,441	288,303
Mr. Jan F. Salit	Executive Vice President, Chief Investment Officer	240,055	15,441	138,527
Dr. Irvin M. Borish	Director				$6,250
Mr. Thomas Hamill	Director				10,500
Mr. Barry A. Imber	Director				9,750
Dr. Martha R. Greenberg	Director				6,250
Mr. Theodore Samuel	Director				8,500

(1)	The Company has determined that the amount of perquisites and other personal benefits paid to each of the executive officers listed in the compensation table does not exceed the lesser of $50,000 or 10% of each such person’s annual salary and bonus reported in such table and that the aggregate amount of perquisites and other personal benefits paid to all executive officers and directors as a group does not exceed 10% of all such person’s annual salary and bonus. Accordingly, none of such perquisites and other personal benefits is included in the above table.

(2)	The participants in the Company’s profit sharing plan (the “Plan”) consist of all employees who are at least 20 1/2 years old, have been employed by the Company for six months and are employed at the end of each fiscal year or have died, become totally disabled or retired after age 65 during such fiscal year. The Plan is intended to qualify under Section 401(a) of the Internal Revenue Code of 1986, as amended. No monies were withdrawn from the Plan during 2002 for the benefit of Dr. Fredric M. Rosemore, Mr. Lance B. Rosemore or Dr. Andrew S. Rosemore. Mr. Lance B. Rosemore and Dr. Andrew S. Rosemore are co-administrators of the Plan.

Option Grants

     The following table sets forth information regarding stock options granted to each of the Executive Officers under the Company’s 1997 Employee Share Option Plan in the fiscal year ended December 31, 2002.

					Potential Realizable
					Value at Assumed
					Annual Rates of Share
					Price Appreciation for
	Number of Securities	% of Total Options		Final	Option Term
	Underlying Options	Granted to Employees	Exercise Price	Exercise
Name	Granted (#)	in Fiscal Year	($/Share)	Date	(5%)	(10%)

Mr. Lance B. Rosemore	9,000	15.4%	$6.64	6/13/07	16,511	36,484
Dr. Andrew S. Rosemore	9,000	15.4%	6.64	6/13/07	16,511	36,484
Mr. Jan F. Salit	8,000	13.7%	6.64	6/13/07	14,676	32,430
Mr. Barry N. Berlin	8,000	13.7%	6.64	6/13/07	14,676	32,430
Ms. Mary J. Brownmiller	1,500	2.6%	6.64	6/13/07	2,752	6,081
Ms. Cheryl T. Murray	4,500	7.7%	6.64	6/13/07	8,255	18,242

Option Exercises and Year End Option Values

     The following table sets forth, for each of the Executive Officers, information regarding exercise of stock options during the fiscal year ended December 31, 2002 and the value of unexercised stock options as of December 31, 2002. The closing price for the Common Shares, as reported by the American Stock Exchange, on December 31, 2002 (the last trading day of the fiscal year) was $4.21.

			Number of Securities
	Shares		Underlying Unexercised		Value of Unexercised In-
	Acquired		Options at		the-Money Options at
	on	Value	December 31, 2002		December 31, 2002
	Exercise	Realized	(exercisable/unexercisable)		(exercisable/unexercisable)
Name	(#)	($)	(#)		($)

Dr. Fredric M. Rosemore	—	–	12,500	(e)/	–	(e)/
			–	(u)	–	(u)
Mr. Lance B. Rosemore	—	–	38,000	(e)/	–	(e)/
			–	(u)	–	(u)
Dr. Andrew S. Rosemore	—	—	30,000	(e)/	–	(e)/
			–	(u)	–	(u)
Mr. Jan F. Salit	—	—	33,300	(e)/	–	(e)/
			–	(u)	–	(u)
Mr. Barry N. Berlin	—	—	33,500	(e)/	–	(e)/
			–	(u)	–	(u)
Ms. Mary J. Brownmiller	—	—	13,000	(e)/	–	(e)/
			–	(u)	–	(u)
Ms. Cheryl T. Murray	—	—	19,500	(e)/	–	(e)/
			–	(u)	–	(u)

(u)	Options are not exercisable within 60 days of the date hereof.

(e)	Options are exercisable within 60 days of the date hereof.

Employment Agreements

     The Company entered into employment agreements with Mr. Lance B. Rosemore, Dr. Andrew S. Rosemore, Mr. Jan F. Salit, Mr. Barry N. Berlin, Ms. Mary J. Brownmiller and Ms. Cheryl T. Murray. Each of these employment agreements is substantially similar and provides for at least annual reviews by the Board of Directors of the salaries contained therein, with a minimum salary equal to the executive’s compensation on June 1, 1998. In addition, the Board of Directors may determine, in its discretion, to award bonuses to each of the foregoing persons based on the Company’s performance. Each of the employment agreements also provides that if the executive’s job responsibilities are substantially modified or substantial changes are made to the executive’s working conditions, the executive could resign and be entitled to be paid by the Company an amount equal to 2.99 times the annual compensation paid to the executive as of June 1, 1998.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholders Matters

     On March 31, 2003, the Company had outstanding 11,853,516 shares of Common Stock. The table below lists, as of the same date, certain information regarding the beneficial ownership of the Company’s Common Stock by all persons who are known by the Company to be the beneficial owners of more than 5% of the Common Stock, the directors, the executive officers and by all directors, executive officers and principal shareholders as a group. On March 27, 2003, the board of directors of the Company approved a merger agreement pursuant to which the Company will be merged into PMC Commercial. The merger agreement is subject to the Company’s shareholders and the receipt of certain regulatory approvals.

Names and Addresses	Amount and Nature of	Percent of
of Beneficial Owners	Beneficial Ownership	Ownership

Dr. Irvin M. Borish(1)	120,000	1.0%
18111 Preston Road, Suite 600 Dallas, Texas 75252
Dr. Martha R. Greenberg*(2)	659,129	5.6%
18111 Preston Road, Suite 600 Dallas, Texas 75252
Mr. Thomas Hamill	10,445	**
18111 Preston Road, Suite 600 Dallas, Texas 75252
Mr. Barry A. Imber	18,900	**
18111 Preston Road, Suite 600 Dallas, Texas 75252
Dr. Andrew S. Rosemore*(3)	815,967	6.9%
18111 Preston Road, Suite 600 Dallas, Texas 75252
Dr. Fredric M. Rosemore*(4)	515,495	4.3%
18111 Preston Road, Suite 600 Dallas, Texas 75252
Mr. Lance B. Rosemore*(5)	282,492	2.4%
18111 Preston Road, Suite 600 Dallas, Texas 75252
Mr. Theodore J. Samuel	—	—
18111 Preston Road, Suite 600 Dallas, Texas 75252

Names and Addresses	Amount and Nature of	Percent of
of Beneficial Owners	Beneficial Ownership	Ownership

Mr. Jan F. Salit(6)	34,479	**
18111 Preston Road, Suite 600 Dallas, Texas 75252
Mr. Barry N. Berlin(7)	34,025	**
18111 Preston Road, Suite 600 Dallas, Texas 75252
Ms. Mary J. Brownmiller(8)	15,110	**
18111 Preston Road, Suite 600 Dallas, Texas 75252
Ms. Cheryl T. Murray(9)	19,700	**
18111 Preston Road, Suite 600 Dallas, Texas 75252
Directors, executive officers	2,525,742	21.0%
and principal shareholders as a group (12 persons)

(1)	Includes 120,000 shares held by a partnership of which Dr. Borish is the general partner.

(2)	Includes 24,740 shares in which her children have a beneficial interest, 31,400 shares held in an individual retirement account, 145,000 shares held jointly with her husband, 243,089 shares held in a pension trust, 5,240 shares held by a partnership for the benefit of Dr. Greenberg, and 25,300 shares held in trust for the benefit of Dr. Greenberg and her children. Does not include 173,860 shares owned by her husband, as to which shares she disclaims any beneficial interest.

(3)	Includes 374,332 shares held by a partnership of which Dr. Andrew Rosemore and his wife are general partners, 8,600 shares held as custodian for his children, 370,250 shares held in individual retirement accounts, 24,785 shares held in trust for the benefit of Dr. Andrew Rosemore and his children and 30,000 shares subject to options currently exercisable.

(4)	Represents shares held by a partnership of which Dr. Fredric Rosemore is a general partner and shares held jointly with his wife. Also includes 12,500 shares subject to options currently exercisable.

(5)	Includes 4,869 shares in which his minor children have beneficial interest, 150,989 shares held jointly with his wife, 11,486 shares held in an individual retirement account, 26,095 shares held in trust for the benefit of Mr. Rosemore and his children, 6,600 shares held by a partnership for the benefit of Mr. Rosemore and his children, 4,020 shares owned individually by Mr. Rosemore’s wife and 38,000 shares subject to options currently exercisable.

(6)	Includes 979 shares held in an individual retirement account and includes 33,300 shares subject to options currently exercisable.

(7)	Includes 33,500 shares subject to options currently exercisable.

(8)	Includes 13,000 shares subject to options currently exercisable.

(9)	Includes 19,500 shares subject to options currently exercisable.

*	Mr. Lance B. Rosemore, Dr. Andrew S. Rosemore and Dr. Martha R. Greenberg are siblings and are also the children of Dr. Fredric M. Rosemore. Drs. Andrew S. Rosemore and Martha R. Greenberg each own at least 5% of the shares of the Company. Consequently, all such persons may be deemed to be “interested persons” as defined under the Investment Company Act.

**	Less than 1.0%

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

Item 13. Certain Relationships and Related Transactions

     None.

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

PART IV

Item 15. Exhibits

*99.1	Certification of Chief Executive Officer of PMC Capital, Inc. pursuant to 18 U.S. C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2	Certification of Chief Financial Officer of PMC Capital, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its report on Form 10-K to be signed on its behalf as the undersigned, thereunto authorized.

PMC CAPITAL, INC.

Dated: April 29, 2003	By:	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer

CERTIFICATION

I, Lance B. Rosemore, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of PMC Capital, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 29, 2003	/s/ Lance B. Rosemore

Lance B. Rosemore
Chief Executive Officer

CERTIFICATION

I, Barry N. Berlin, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of PMC Capital, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 29, 2003	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer