Form 10-Q
period 2003-03-31
PMC CAPITAL INC
filed 2003-05-15
CIK 722571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – Q

(Mark One)

[✓]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
YES  [✓]  NO [  ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES  [  ]  NO  [✓]

As of May 9, 2003, Registrant had outstanding 11,853,516 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

		PAGE NO.

PART I. Financial Information
Item 1.	Financial Statements
	Consolidated Balance Sheets - March 31, 2003 and December 31, 2002	2
	Consolidated Statements of Operations - Three Months Ended March 31, 2003 and 2002	3
	Consolidated Statements of Cash Flows - Three Months Ended March 31, 2003 and 2002	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	33
PART II. Other Information
Item 6.	Exhibits and Reports on Form 8-K	34

PART I

Financial Information

ITEM I.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 31,	December 31,
	2003	2002

ASSETS
Investments at value:
Loans receivable	$96,254	$87,245
Retained interests in transferred assets	38,720	40,003
Assets acquired in liquidation	2,303	2,252
Mortgage-backed security of affiliate	1,366	1,381
Cash equivalents	548	4,915
Investment in unconsolidated subsidiaries	192	81
Restricted investments	71	299

Total investments at value	139,454	136,176

Other assets:
Due from affiliates	2,325	1,839
Deferred charges and other assets	749	728
Accrued interest receivable	324	225
Cash	187	563
Receivable for loans sold	160	637
Property and equipment, net	91	98

Total other assets	3,836	4,090

Total assets	$143,290	$140,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current portion of notes and debentures payable	$5,000	$5,000
Borrower advances	1,764	1,754
Dividends payable	1,484	1,486
Accounts payable	1,138	1,569
Accrued interest payable	433	748
Due to affiliates	389	102
Other liabilities	845	1,294

Total current liabilities	11,053	11,953
Notes and debentures payable	49,310	49,310
Revolving credit facility	4,750	—

Total liabilities	65,113	61,263

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:
Common stock, authorized 30,000,000 shares of $0.01 par value, 11,853,516 shares issued and outstanding at March 31, 2003 and December 31, 2002	119	119
Additional paid-in capital	71,508	71,508
Dividends in excess of retained earnings	(2,575)	(2,022)
Net unrealized appreciation on investments	2,125	2,398

	71,177	72,003

Total liabilities and shareholders’ equity	$143,290	$140,266

Net asset value per common share	$6.00	$6.07

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Three Months Ended
	March 31,

	2003	2002

Investment income:
Interest income	$1,633	$2,607
Income from retained interests in transferred assets	1,169	1,147
Advisory fee income	476	449
Premium income	139	132
Equity in income of unconsolidated subsidiaries, net	111	101
Other income, net	268	349

Total investment income	3,796	4,785

Expenses:
Salaries and related benefits	1,035	1,012
Interest	782	1,206
Merger related costs	322	—
General and administrative	235	231
Loss from operations of assets acquired in liquidation	97	—
Rent	78	79
Professional fees	63	100
Profit sharing plan	38	38

Total expenses	2,650	2,666

Net investment income	1,146	2,119

Realized and unrealized loss on investments:
Realized losses	(215)	(156)
Change in unrealized depreciation on investments	(273)	(283)

Total realized and unrealized loss on investments	(488)	(439)

Net increase in net assets resulting from operations	$658	$1,680

Preferred dividends	$62	$62

Basic and diluted weighted average common shares outstanding	11,854	11,854

Basic and diluted earnings per common share	$0.05	$0.14

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net increase in net assets resulting from operations	$658	$1,680
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Loans funded, held for sale	(1,043)	(2,032)
Proceeds from sale of guaranteed loans	1,767	1,703
Realized and unrealized loss on investments	488	439
Unrealized premium income, net	(11)	—
Depreciation and amortization	24	38
Accretion of loan discount and deferred fees	(30)	(12)
Equity in income of unconsolidated subsidiaries, net	(111)	(101)
Other operating assets and liabilities	(1,316)	(1,323)

Net cash provided by operating activities	426	392

Cash flows from investing activities:
Loans funded	(13,376)	(9,740)
Principal collected	2,595	7,180
Proceeds from retained interests in transferred assets	1,090	1,834
Proceeds from mortgage-backed security of affiliate	16	187
Purchase of property and equipment	(5)	(30)
Investment in assets acquired in liquidation	(113)	—
Investment in retained interests in transferred assets	(135)	(380)
Release of restricted cash	228	49
Advances (to) from affiliates, net	1,267	(116)

Net cash used in investing activities	(8,433)	(1,016)

Cash flows from financing activities:
Proceeds from revolving line of credit, net	4,750	—
Payment of dividends on common stock	(1,423)	(2,371)
Payment of dividends on preferred stock	(63)	(63)

Net cash provided by (used in) financing activities	3,264	(2,434)

Net decrease in cash and cash equivalents	(4,743)	(3,058)
Cash and cash equivalents, beginning of year	5,478	17,173

Cash and cash equivalents, end of period	$735	$14,115

Supplemental disclosures:
Interest paid	$1,085	$1,630

Reclassification from loans receivable to due from affiliate	$1,465	$—

Reclassification from loans receivable to assets acquired in liquidation	$—	$2,318

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned registered investment company subsidiaries (collectively, “we,” “us” or “our”) as of March 31, 2003 and the consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 have not been audited by independent accountants. In the opinion of our management, the financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002. These adjustments are of a normal recurring nature.

Certain notes and other information have been omitted from the interim financial statements presented in this Quarterly Report on Form 10-Q. Therefore, these financial statements should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect (i) the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most sensitive estimates involve the valuation of retained interests in transferred assets, loans receivable and assets acquired in liquidation.

The results for the three months ended March 31, 2003 are not necessarily indicative of future financial results.

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

First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. First Western is licensed as a small business lending company that originates loans through the SBA’s 7(a) guaranteed loan program. PMCIC is a licensed specialized small business investment company under the Small Business Investment Act of 1958, as amended. Western Financial is a licensed small business investment company under the Small Business Investment Act of 1958, as amended. In addition, PMC Capital is either directly or indirectly the sole shareholder or partner of several non-investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); PMC Asset Holding, LLC (“Asset Holding”); PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and PMC Capital, L.P. 1999-1 (the “1999 Partnership”).

In addition, at March 31, 2003, PMC Capital owned approximately 34% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), 60% of PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and 62% of PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture,” and together with the 1998 Partnership, the 1999 Partnership, the 2000 Joint Venture and the 2001 Joint Venture, the “SPEs”). PMC Commercial Trust (“PMC Commercial”), our affiliate through common management, owns the remaining interests in the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture (together, the “Joint Ventures”).

Consolidation

 The consolidated financial statements include the accounts of PMC Capital and its wholly-owned registered

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

investment company subsidiaries, First Western, PMCIC and Western Financial. All material intercompany balances and transactions have been eliminated.

PMC Advisers, which acts as the investment advisor for PMC Commercial, and PMC Funding and Asset Holding, which hold assets on our behalf, are accounted for using the equity method of accounting in conformity with Federal securities laws.

Our ownership interests in the SPEs are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”).

Note. 4. Agreement and Plan of Merger:

On March 27, 2003, PMC Capital entered into an Agreement and Plan of Merger with PMC Commercial. Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee and unanimously approved by the Board of Directors of PMC Capital and the Board of Trust Managers of PMC Commercial. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur in the fourth quarter of 2003, is subject to approval by the shareholders of PMC Capital and PMC Commercial, certain governmental consents and customary closing conditions.

Note 5. Stock-Based Compensation Plan:

At March 31, 2003, we have a stock-based compensation plan. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified or settled after January 1, 2003. Awards under the plan generally vest over a one-year period.

We did not recognize any compensation expense during the three months ended March 31, 2003 since we did not grant any awards.

The following table illustrates the effect on our net increase in net assets resulting from operations and earnings per share if the fair value based method had been applied to all outstanding previously granted and unvested awards in each period:

	Three Months Ended March 31,

	2003		2002

	As	Pro-	As	Pro-
	Reported	Forma	Reported	Forma

	(In thousands, except per share data)
SFAS No. 123 charge	$—	$8	$—	$4
APB 25 charge	$—	$—	$—	$—
Net increase in net assets resulting from operations	$658	$650	$1,680	$1,676
Basic and diluted earnings per common share	$0.05	$0.05	$0.14	$0.14

The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Retained Interests:

In our structured loan sale transactions, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Structured Noteholders”). The SPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Structured Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale in accordance with SFAS No. 140. As a result, the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, and the operating results of the SPE are not included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) the cash received and (b) the present value of the estimated future cash flows from the Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at fair value (determined in good faith by our Board of Directors), with realized and unrealized gains and losses included in our consolidated statements of operations.

Information pertaining to our structured loan sale transactions as of March 31, 2003 was as follows. Balances represent PMC Capital’s share of the respective Joint Ventures.

			2000	2001	2002
	1998	1999	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture

		(Dollars in thousands)
Principal outstanding on sold loans	$25,636	$37,143	$20,585	$44,117	$41,280
Structured Notes balance outstanding	$24,498	$34,491	$17,911	$40,314	$37,695
Cash in the collection account	$373	$1,396	$255	$541	$1,107
Cash in the reserve account	$2,076	$2,287	$328	$2,658	$2,523
Asset acquired in liquidation, net	$—	$—	$1,323	$—	$—
Weighted average interest rate of loans	Prime + 1.23%	9.38%	9.21%	9.73%	9.50%
Discount rate assumptions (1)	4.3% to 11.6%	6.9% to 11.6%	7.1% to 11.8%	6.7% to 11.4%	6.9% to 11.6%
Constant prepayment rate assumption (2)	11.00%	10.00%	14.00%	9.50%	9.50%
Weighted average remaining life of loans (3)	3.58 years	3.84 years	3.29 years	4.83 years	4.76 years
Aggregate losses assumed (4)	2.92%	2.52%	2.70%	3.11%	3.20%
Aggregate principal losses to date	—%	—%	4.27%	—%	—%

(1)	The discount rates utilized on the components of our Retained Interests (as detailed below) were (i) 4.3% to 7.1% for our required overcollateralization, (ii) 8.4% to 8.8% for our reserve funds and (iii) 11.4% to 11.8% for our interest-only strip receivables.

(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(4)	Represents aggregate estimated losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.4% to 1.1%.

In addition to the transactions described above, First Western has Retained Interests. First Western sold the unguaranteed portion of its loans receivable through a private placement in 1997 (“FW 97”) and has retained the right to service these loans receivable. Pursuant to the sale, First Western maintains a reserve fund and receives cash flow from the interest-only strip receivable established in connection with the sold loans receivable. At March 31, 2003, the principal balance outstanding on the sold loans of FW97 was approximately $3.5 million and the reserve fund balance (currently at its minimum requirement) was $912,000.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note. At March 31, 2003, the aggregate principal balance of First Western’s serviced loans receivable on which we have an excess spread was approximately $46.4 million, and the weighted average excess spread (before estimated servicing costs) was 1.8%.

In determining the fair value of our Retained Interests related to First Western for our SBA 7(a) transactions, our assumptions at March 31, 2003 included prepayment speeds ranging from 20% to 30% per annum, loss rates ranging from 0.2% to 0.4% per annum (relates only to FW 97) and discount rates ranging from 5.8% to 11.5%.

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the notes payable issued by the SPE and serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation, and a portion of which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our Retained Interests consisted of the following:

	March 31, 2003

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

			(In thousands)
First Western	$—	$847	$1,849	$2,696	$2,353
1998 Partnership	1,474	1,640	695	3,809	3,384
1999 Partnership	4,168	1,835	1,811	7,814	7,330
2000 Joint Venture	3,052	1,477	338	4,867	4,563
2001 Joint Venture	4,790	2,133	3,250	10,173	9,096
2002 Joint Venture	5,153	2,013	2,195	9,361	8,774

	$18,637	$9,945	$10,138	$38,720	$35,500

	December 31, 2002

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

			(In thousands)
First Western	$—	$842	$1,890	$2,732	$2,388
1998 Partnership	1,519	1,672	823	4,014	3,553
1999 Partnership	4,216	1,923	1,967	8,106	7,540
2000 Joint Venture	3,058	1,420	323	4,801	4,492
2001 Joint Venture	4,798	2,282	3,613	10,693	9,603
2002 Joint Venture	5,213	2,036	2,408	9,657	8,965

	$18,804	$10,175	$11,024	$40,003	$36,541

     The following sensitivity analysis of our Retained Interests as of March 31, 2003 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset and Net
Changed Assumption	Pro-Forma Value	Income Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$36,085	($2,635)
Losses increase by 100 basis points per annum (1)	$33,551	($5,169)
Rate of prepayment increases by 5% per annum (2)	$37,405	($1,315)
Rate of prepayment increases by 10% per annum (2)	$36,438	($2,282)
Discount rates increase by 100 basis points	$37,166	($1,554)
Discount rates increase by 200 basis points	$35,709	($3,011)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first be to reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to13% or18% based on increases of 5% or10% per annum, respectively.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the financial position of the SPEs at March 31, 2003 and December 31, 2002. We own 100% of the 1998 Partnership and the 1999 Partnership. At March 31, 2003, we owned approximately 34% of the 2000 Joint Venture, 60% of the 2001 Joint Venture and 62% of the 2002 Joint Venture. At December 31, 2002, we owned approximately 34% of the 2000 Joint Venture, 61% of the 2001 Joint Venture and 61% of the 2002 Joint Venture.

Summary of Financial Position (1):

	1998 Partnership		1999 Partnership

	March 31,	December 31,	March 31,	December 31,
	2003	2002	2003	2002

		(In thousands)
Loans Receivable, Net	$25,441	$25,865	$37,143	$39,216

Total Assets	$27,960	$28,477	$41,034	$42,475

Notes Payable	$24,498	$24,806	$34,491	$35,907

Total Liabilities	$24,566	$24,885	$34,682	$36,106

Partners’ Capital	$3,394	$3,592	$6,352	$6,369

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
	2003	2002	2003	2002	2003	2002

			(In thousands)
Loans Receivable, Net	$70,105	$70,627	$72,915	$73,220	$67,976	$69,025

Asset Acquired in Liquidation, Net	$1,323	$1,411	$—	$—	$—	$—

Total Assets	$75,831	$76,434	$78,454	$81,302	$73,729	$74,322

Notes Payable	$62,121	$62,658	$66,558	$69,146	$61,700	$62,152

Total Liabilities	$62,310	$62,848	$66,734	$69,329	$61,872	$62,325

Partners’ Capital	$13,521	$13,586	$11,720	$11,973	$11,857	$11,997

(1)	Balances represent 100% of the limited partnership interests in the Joint Ventures.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following information summarizes the results of operations of our SPEs.

Summary of Operations (1):

	Three Months Ended March 31,

	1998 Partnership		1999 Partnership

	2003	2002	2003	2002

		(In thousands)
Interest Income	$374	$470	$900	$1,085

Total Revenues	$377	$494	$1,000	$1,175

Interest Expense	$200	$266	$582	$724

Provision for (Reduction of) Losses	$(39)	$25	$—	$69

Total Expenses	$300	$317	$615	$833

Net Income	$77	$177	$385	$342

	Three Months Ended March 31,

					2002 Joint
	2000 Joint Venture		2001 Joint Venture		Venture

	2003	2002	2003	2002	2003 (2)

	(In thousands)
Interest Income	$1,663	$1,776	$1,764	$1,879	$1,604

Total Revenues	$1,684	$1,880	$1,775	$1,917	$1,646

Interest Expense	$1,135	$1,287	$1,067	$1,135	$1,032

Provision for (Reduction of) Losses	$45	$—	$(140)	$—	$—

Total Expenses	$1,239	$1,351	$986	$1,198	$1,089

Net Income	$445	$529	$789	$719	$557

(1)	Balances represent 100% of the limited partnership interests in the Joint Ventures.

(2)	There were no operations prior to April 12, 2002.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	March 31, 2003			December 31, 2002

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint	2002 Joint
	Venture	Venture	Venture	Venture	Venture	Venture

			(In thousands)
Loans Receivable, Net	$20,585	$44,117	$41,280	$20,783	$44,269	$42,199

Asset Acquired in Liquidation, Net	$1,323	$—	$—	$1,411	$—	$—

Total Assets	$22,550	$47,510	$45,109	$22,727	$50,232	$45,484

Total Liabilities	$17,966	$40,421	$37,800	$18,141	$42,875	$38,123

Partners’ Capital	$4,584	$7,089	$7,309	$4,586	$7,357	$7,361

	Three Months Ended			Three Months Ended
	March 31, 2003			March 31, 2002

	2000 Joint	2001 Joint	2002 Joint	2000 Joint	2001 Joint
	Venture	Venture	Venture (1)	Venture	Venture

(In thousands)
Net Income	$36	$535	$356	$79	$459

(1)	There were no operations prior to April 12, 2002.

In accordance with SFAS No. 140, our consolidated financial statements do not include the SPE assets, liabilities, partners’ capital, revenues or expenses. As a result, at March 31, 2003 and December 31, 2002 our consolidated balance sheets do not include the $184.2 million and $189.4 million of assets, respectively, and $155.4 million and $160.1 million of liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions were $36.0 million and $37.3 million at March 31, 2003 and December 31, 2002, respectively.

The net unrealized appreciation on our Retained Interests at March 31, 2003 and December 31, 2002 was $3.2 million and $3.5 million, respectively. Any appreciation (depreciation) of our Retained Interests is included in the accompanying statements of operations as either realized loss (if there is a reduction in expected future cash flows) or an unrealized gain (loss) on investments.

The income from our Retained Interests is comprised of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the SPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests was 11.9% and 14.0% during the three months ended March 31, 2003 and 2002, respectively.

We are the servicer for all loans held by the SPEs. Servicing fee income for the three months ended March 31, 2003 and 2002 related to loans receivable held by the SPEs was $131,000 and $117,000, respectively. Servicing

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fee income is included in other income in our consolidated statements of operations. We have not established a servicing asset or liability as our servicing fees are considered adequate compensation.

We received approximately $2.3 million and $3.0 million in cash distributions from our SPEs during the three months ended March 31, 2003 and 2002, respectively.

Note 7. Assets Acquired in Liquidation:

At March 31, 2003 and December 31, 2002, the aggregate value of our assets acquired in liquidation, as reduced for anticipated selling costs, was estimated to be approximately $2,303,000 and $2,252,000, respectively. Our assets acquired in liquidation at March 31, 2003 consist primarily of two hotel properties, one of which is operating. We are currently marketing to sell these assets.

The loss from operations of our assets acquired in liquidation consisted of the following:

Three Months
Ended
March 31,
2003

(In thousands)
Room revenue	$39
Salaries and wages	(18)
Other operating expenses	(118)

Loss from operations of assets acquired in liquidation	$(97)

Our assets acquired in liquidation were not operated by us during the three months ended March 31, 2002.

Note 8. Revolving Credit Facility and Notes and Debentures Payable:

We have an uncollateralized revolving credit facility which expires in May 2004. The aggregate amount outstanding pursuant to this facility cannot exceed $15 million through the earlier of the closing of our next structured loan sale transaction or June 30, 2003, and $10 million thereafter. When the facility is reduced to $10 million, we would have available to us a guidance line facility of $5 million, subject to bank approval. Advances pursuant to the facility bear interest at our option of the bank’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires us to meet certain covenants (terms as defined in the agreement), the most restrictive of which requires that (i) the ratio of net charge-offs to net loans receivable not exceed 2%, (ii) the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries and (iii) the problem loans percentage cannot exceed 10% of our serviced loan portfolio. At March 31, 2003, we were in compliance with all covenants of this facility. As of March 31, 2003, we had $4.8 million outstanding under this facility with interest based on the prime rate ($1.3 million) and LIBOR ($3.5 million). The weighted average interest rate on our revolving credit facility as of March 31, 2003 was 3.3% and our weighted average borrowings during the three months ended March 31, 2003 were $2.6 million. As of December 31, 2002, we had no borrowings outstanding under this facility.

Our uncollateralized notes payable (the “Notes Payable”) outstanding at both March 31, 2003 and December 31, 2002 were $40.0 million. The Notes Payable, as amended, mature from July 2003 to July 2006 with a weighted average interest rate of 4.6% at March 31, 2003. These notes payable require us to meet certain covenants (terms as defined in the agreement), the most restrictive of which require (i) that net loans receivable exceed 150% of funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At March 31, 2003, we were in compliance with all covenants of these notes.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debentures payable represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. Debentures outstanding at both March 31, 2003 and December 31, 2002 were $14.3 million. The weighted average interest rate on our SBA debentures as of March 31, 2003 was 7.7%.

Note 9. Net Unrealized Appreciation (Depreciation) on Investments and Realized and Unrealized Loss on Investments:

Net unrealized appreciation (depreciation) on investments consisted of the following:

	March 31,	December 31,
	2003	2002

	(In thousands)
Loans receivable	$(682)	$(711)
Retained Interests	3,220	3,462
Mortgage-backed security of affiliate	70	68
Assets acquired in liquidation	(483)	(421)

	$2,125	$2,398

Realized and unrealized loss on investments was as follows:

	Three Months Ended March 31, 2003

		(In thousands)
		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$(129)	$—	$(86)	$(215)
Change in unrealized appreciation (depreciation) on investments	(240)	(62)	29	(273)

Total realized and unrealized loss on investments	$(369)	$(62)	$(57)	$(488)

	Three Months Ended March 31, 2002

		(In thousands)
		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$—	$—	$(156)	$(156)
Change in unrealized appreciation (depreciation) on investments	(317)	—	34	(283)

Total realized and unrealized loss on investments	(317)	$—	$(122)	$(439)

(1)	Includes the mortgage-backed security of our affiliate.

Note 10. Taxable Income:

We qualify as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986, as amended. If we meet certain diversification and distribution requirements, we qualify for pass-through tax treatment. We would cease to qualify for pass-through tax treatment if we were unable to comply with these requirements or if we ceased to qualify as an investment company under the 1940 Act. We would also be subject to a 4% excise tax (and, in certain cases, corporate level income tax) if we fail to make certain distributions. Failure to qualify

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as a RIC would subject us to Federal income tax as if we were an ordinary corporation, resulting in a substantial reduction in both our net assets and the amount of income available for distribution to our shareholders.

The following reconciles net increase in net assets resulting from operations (“net income”) available to common shareholders to taxable income available to common shareholders:

	Three Months Ended March 31,

	2003	2002

	(In thousands)
Net income	$658	$1,680
Preferred dividends	(62)	(62)

Net income available to common shareholders	596	1,618
Book/tax differences:
Retained Interests, net	247	(3)
Merger related costs	322	—
Valuation adjustments	402	282
Other, net	(22)	46

Taxable income available to common shareholders	$1,545	$1,943

Distributions to common shareholders	$1,423	$2,371

Distributions per share of $0.12 and $0.16 were declared during the three months ended March 31, 2003 and 2002, respectively.

Note 11. Earnings Per Common Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average shares outstanding were 11,854,000 for the three months ended March 31, 2003 and 2002. There was no change in the weighted average shares outstanding for the effect of stock options during the three months ended March 31, 2003 and 2002 since the stock options were anti-dilutive.

Earnings are defined as net income and are reduced by the preferred stock dividend requirements of PMCIC to determine earnings per common share.

Note 12. Dividends Paid and Declared:

On January 13, 2003, we paid a quarterly dividend of $0.12 per share to common shareholders of record on December 31, 2002. The Board of Directors declared a quarterly dividend of $0.12 per share to common shareholders of record on March 31, 2003, which was paid on April 14, 2003.

Note 13. Commitments and Contingencies:

Loan commitments outstanding at March 31, 2003 were approximately $30.3 million. Of these commitments, $3.3 million are for loans to be originated by First Western, a portion of which we expect to be sold into the secondary market. All of these commitments are for variable-rate loans based on the prime rate or LIBOR at spreads over prime ranging from 1.0% to 2.5% and over LIBOR ranging from 3.5% to 4.5%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PMC Capital and PMC Commercial have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by either PMC Capital’s or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. As a result of the Credit Enhancement Provisions described below, PMC Commercial had a cash deferral (approximately $780,000 as of March 31, 2003) and we incurred approximately $4,000 (since inception) in interest expense as a result of their cash deferral. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At March 31, 2003, the maximum potential amount of future payments to PMC Commercial (undiscounted and without consideration of any recoveries from the underlying loans receivable) we could be required to make under these cross indemnification agreements was approximately $33.4 million and the discounted amount was $23.8 million which represents the estimated fair value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet for the Joint Ventures. All of our loans are collateralized; however, the maximum potential amount of future payments we could be required to make under these cross indemnification agreements has not considered any proceeds from the liquidation of collateral underlying these loans. Upon completion of a joint structured loan sale transaction and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reductions to us. Accordingly, we believe that the fair value of our obligations pursuant to these cross indemnification agreements at inception of the Joint Ventures and as of March 31, 2003 and December 31, 2002 was zero; thus, no liability was recorded. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these cross indemnification agreements.

When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. As a result of our impaired loans in the 2000 Joint Venture, a Credit Enhancement Provision was triggered in November 2002. As a consequence, cash flows relating to this transaction were deferred and utilized to fund the increased reserve requirements. Our cash flow deferral at March 31, 2003 was approximately $328,000. Based on current cash flow assumptions, management anticipates that these funds will be received in future periods.

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

     This Form 10-Q contains certain forward-looking statements. These statements include the plans and objectives of management for future operations, including plans and objectives relating to future growth of the loan portfolio and availability of funds. Such forward-looking statements can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “believe,” “anticipate,” “estimate,” or “continue,” or the negative thereof or other variations or similar words or phrases. The forward-looking statements included herein are based on current expectations and there can be no assurance that these expectations will be attained. For a description of certain factors that could cause our future results to differ materially from those expressed in any such forward-looking statement, see “Factors That May Affect Future Operating Results” included elsewhere in this Form 10-Q and the information contained under the caption “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2002. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

     The following discussion of our financial condition at March 31, 2003 and results of operations for the three months ended March 31, 2003 and 2002 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

RECENT DEVELOPMENTS

     On March 27, 2003, PMC Capital, Inc. (“PMC Capital”) entered into an Agreement and Plan of Merger with PMC Commercial Trust (“PMC Commercial”). Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee and unanimously approved by the Board of Directors of PMC Capital (the “Board”) and the Board of Trust Managers of PMC Commercial. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur in the fourth quarter of 2003, is subject to approval by the shareholders of PMC Capital and PMC Commercial, certain governmental consents and customary closing conditions.

BUSINESS

     PMC Capital (together with its consolidated subsidiaries, the “Company,” “we” or “our”) is a national small business lender. Our operations are centralized in Dallas, Texas and include originating, servicing and selling commercial loans. We also have business development offices in Georgia and Arizona. We primarily originate loans to individuals and small businesses in the limited service sector of the hospitality industry. We sell certain of our loans receivable through privately-placed structured loan transactions and sell the government guaranteed portion of our loans originated under the Small Business Administration (the “SBA”) 7(a) program. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan receivable for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in the sold loans receivable either directly or through our ownership in the special purpose entities (the “SPEs”) created in conjunction with our structured loan sale transactions. In addition, we operate as an investment manager to evaluate loans receivable and properties and to service loans receivable and lease contracts pursuant to fee arrangements with our affiliate, PMC Commercial.

     We file annual, quarterly and special reports and other information with the Securities and Exchange Commission (the “SEC”). All documents may be located at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or you may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. Our SEC filings are also available to the public, free of charge, at our internet site www.pmccapital.com, as soon as reasonably practicable after the reports are filed with, or furnished to, the SEC or at the SEC’s internet site at www.sec.gov.

CURRENT OPERATING OVERVIEW

     Due to geopolitical uncertainty and general economic conditions continuing throughout the first quarter of 2003, we have recently seen a slowdown in potential lending opportunities and some funding commitments have been terminated. As a result, our expected fundings during the remaining three quarters of 2003 may not meet our prior expectation. During the remaining three quarters of 2003, we anticipate loan originations will range from $24 million to $36 million. When fundings are reduced, our net interest income does not increase as it would have if these fundings were completed and may be reduced to the extent principal repayments exceed amounts funded or interest rates decline. In addition, the market for the type of asset-backed structured loan sale transactions we originate was inactive during the first quarter of 2003 as a result of uncertainties in the market place because of the war in Iraq and our fundings have been less than expected. Accordingly, we have not finalized the loan pool for our current structured loan sale transaction and, as a result, we anticipate that the structured loan sale transaction will be completed towards the end of the second quarter of 2003, unless other unforeseen delays are encountered. While this delay has no immediate impact upon us, to the extent it is not completed by early July 2003, we may need to further reduce our commitments to fund new loans and identify other sources of short-term capital. See “Factors That May Affect Future Operating Results – Asset-Backed Structured Loan Sale Transaction Market.”

     Since the majority of our loans receivable have variable rates of interest, the continuation of the low interest rate environment has had an impact on our revenues and net increase in net assets resulting from operations (hereinafter referred to as “net income”). During late 2002 and early 2003, we expected that interest rates would gradually increase during 2003 and 2004. However, we now expect that interest rates will remain at current levels or possibly decrease during 2003. Based on the current composition of our portfolio and leverage, a 1% rise (decline) in interest rates would cause an increase (decrease) of approximately $540,000 in our net investment income. Interest rate increases (decreases) will generally cause valuation (decreases) increases in our portfolio; however, these changes have no impact on our cash flow from operations, the cash available for distribution to our shareholders or the determination by the Board of the level of quarterly dividend distributions.

PORTFOLIO INFORMATION

Lending Activities

General

     The fair value of our loans receivable was $96.3 million and $87.2 million at March 31, 2003 and December 31, 2002, respectively. During the three months ended March 31, 2003 and 2002, we originated loans totaling $14.4 million and $11.8 million and received repayments, including proceeds from the sale of our guaranteed SBA 7(a) program loans, of $4.4 million (including $1.6 million of scheduled loan maturities) and $8.9 million (of which approximately $6.0 million represented loan prepayments), respectively. During the year ended December 31, 2002, we originated $46.1 million of loans. Our commitments to fund new loans increased to $30.3 million at March 31, 2003 from $29.4 million at December 31, 2002. See “Liquidity and Capital Resources.” At March 31, 2003, all of our outstanding commitments were for variable-rate loans, and given the current interest rate market, we expect to continue to originate primarily variable-rate loans. Our serviced loan portfolio (which includes our loans receivable which have been sold through structured loan sale transactions and the sold government guaranteed portion of loans originated under the SBA 7(a) program (together, our “Sold Loans”)) increased by $4.1 million (1.3%) to $317.1 million at March 31, 2003 from $313.0 million at December 31, 2002.

     At March 31, 2003 and December 31, 2002, approximately $83.8 million and $71.3 million, respectively, of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either LIBOR or the prime rate. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5%. The spread that we charge over the prime rate generally ranges from 1.0% to 2.5%. The LIBOR and prime rate used in determining interest rates charged to our borrowers for the second quarter of 2003 (set on April 1, 2003) were 1.29% and 4.25%, respectively. In comparison, the LIBOR and prime rate used in determining interest rates charged to our borrowers during the first quarter of 2003 (set on January 1, 2003) were 1.38% and 4.25%, respectively.

Problem Loans

     Senior management closely monitors our problem loans (“Problem Loans”) which are classified into two categories: Impaired Loans and Special Mention Loans. Our Impaired Loans are loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which its fair value is less than the remaining unamortized principal balance. Our Special Mention Loans are those loans receivable that are not complying with their contractual terms but we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral.

     There can be no assurance that Special Mention Loans will not become Impaired Loans in the future if there is deterioration of the value of the collateral. Each Impaired Loan is valued by the Board based upon a determination of fair value of the collateral and other collections since our Impaired Loans are all collateral dependent.

     Our Impaired and Special Mention Loans were as follows:

	March 31, 2003		December 31, 2002

		(Dollars in thousands)
	Amount	%	Amount	%

Impaired Loans (1) (2):
Loans receivable	$3,289	3.4%	$5,728	6.5%
Sold loans of SPEs	—	—	2,343	1.3%

	$3,289		$8,071

Special Mention Loans (1) (2):
Loans receivable	$4,441	4.6%	$3,248	3.7%
Sold loans of SPEs	6,327	3.7%	5,226	3.0%

	$10,768		$8,474

(1)	Since the sold SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loss. Accordingly, impaired and special mention loan statistics for our SBA 7(a) guaranteed loans have not been presented.

(2)	The denominator does not include our SBA 7(a) guaranteed loans that have been sold.

     The value of our loans receivable at March 31, 2003 has been reduced by unrealized depreciation of $682,000. Our retained Impaired Loans as of March 31, 2003, included a loan ($1.3 million) collateralized by a limited service hospitality property that was acquired through foreclosure during the second quarter of 2003 by Western Financial Capital Corporation. Our retained Impaired Loans as of December 31, 2002, included a loan ($1.2 million) collateralized by a golf facility that was repurchased from an SPE during December 2002 and was acquired through foreclosure during the first quarter of 2003 by one of our non-investment company act subsidiaries. See “Assets Acquired in Liquidation.”

Retained Interests in Transferred Assets (“Retained Interests”)

     At March 31, 2003 and December 31, 2002, the recorded value of our Retained Interests was $38.7 million and $40.0 million, respectively. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans (the “required overcollateralization”), (ii) required cash balances owned by the SPE (the “reserve fund”) and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE (the “interest-only strip receivable”).

     The fair value of our Retained Interests is determined in good faith by our Board based on the present value of future cash flows we expect to receive from the SPEs. The future cash flows are based in part upon our estimates of prepayment speeds and loan losses. Prepayment speeds and loan losses were estimated based on the current and anticipated interest rate environment and competitive environment and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

     The net unrealized appreciation on our Retained Interests at March 31, 2003 and December 31, 2002 was $3.2 million and $3.5 million, respectively. Any appreciation (depreciation) of our Retained Interests is included in the accompanying statements of operations as either a realized loss (if there is a reduction in expected future cash flows) or an unrealized gain (loss) on investments.

     With the exception of the 2000 Joint Venture which has had aggregate losses of 4.27% to date, our SPEs have experienced positive results with no loan losses and minimal 60-day delinquencies. There can be no assurance that we will continue to achieve these types of results in future periods.

Assets Acquired in Liquidation

     Detailed below are assets repurchased by us and recorded on our balance sheet as assets acquired in liquidation and assets repurchased by either our non-investment company subsidiaries or one of our affiliates.

     With regard to properties acquired through foreclosure, deferred maintenance issues must be addressed prior to operation of the property or it may not be economically justifiable to operate the property prior to its sale. To the extent keeping the property operating is deemed to assist in attaining a higher value upon sale, we will take steps to do so including hiring third party management companies to operate the property.

     On an ongoing basis, we monitor revenue generation and growth, expense controls, working capital projections, capital needs, marketing plans and sales opportunities for our assets acquired in liquidation. We are marketing these assets while implementing new operating plans to stimulate revenue at the properties. Marketing efforts include the use of our marketing personnel, advertising through use of our website, direct mail, the use of third party brokers and dealers and word of mouth with current borrowers and other contacts.

Owned by PMC Capital and Subsidiaries

     At March 31, 2003, the aggregate recorded value of our assets acquired in liquidation on our consolidated balance sheet was approximately $2.3 million and consisted primarily of two limited service hospitality properties. One property was operating at March 31, 2003. The second property is expected to open during the second quarter of 2003.

     We have incurred costs, primarily operating losses and capital expenditures, on our assets acquired in liquidation. During the three months ended March 31, 2003, we incurred losses from the operations of our assets acquired in liquidation of approximately $97,000. There can be no assurance that we will be able to sell these properties in the near future; therefore, operating losses will likely continue and may be substantial.

Owned by Non-Consolidated Subsidiaries and SPEs

     Assets have also been acquired by our non-consolidated subsidiaries or our SPEs: (i) to reduce liability exposure, (ii) to reduce the risk of non-compliance with revenue requirements of the Internal Revenue Code of 1986, as amended or (iii) if the acquisition was required by an SPE’s transaction documents.

     At March 31, 2003, the 2000 Joint Venture owns a limited service hospitality property with an aggregate estimated value of $1.3 million. During the second quarter of 2003, this property was released from the 2000 Joint Venture to one of our non-investment company subsidiaries. We are currently marketing this property and expect it to be sold in 2003.

     In January 2003, our non-investment company subsidiary, PMC Asset Holding, LLC, acquired a golf facility that was collateral for a loan receivable held by PMC Capital. The property was valued at $1.4 million at March 31, 2003, based on our estimate of the net proceeds expected from the liquidation of the collateral as reduced for taxes, anticipated holding costs and selling costs. We do not anticipate that the golf facility will be operated.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Overview

     Net income decreased by $1,022,000 (61%), to $658,000 during the three months ended March 31, 2003 from $1,680,000 during the three months ended March 31, 2002. Earnings per share decreased $0.09 (64%), to $0.05 per share during the three months ended March 31, 2003 from $0.14 per share during the three months ended March 31, 2002. The decrease in net income is primarily due to:

•	decreased interest income of $974,000 due to the sale of loans receivable and an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans; and
•	expensing of merger related costs of $322,000, required to be expensed as incurred.

     Partially offsetting these decreases in net income was a decrease in interest expense of $424,000 due primarily to the repayment during 2002 of debentures due the SBA ($17.0 million) and notes payable ($5.0 million).

     Significant changes in our income and expenses are further described below.

Income

     Interest income decreased by $974,000 (37%), to $1,633,000 for the three months ended March 31, 2003 from $2,607,000 for the three months ended March 31, 2002. Interest income consisted of the following:

	Three Months Ended March 31,		Increase (Decrease)

	2003	2002	Amount	Percentage

		(Dollars in thousands)
Interest income - loans	$1,492	$2,476	$(984)	(39.7%)
Commitment fees collected	133	71	62	87.3%
Interest income - other investments	8	60	(52)	(86.7%)

	$1,633	$2,607	$(974)	(37.4%)

     The decrease in our interest income was primarily the result of a decrease in variable interest rates, a decrease in our weighted average loans receivable and an increase in variable-rate loans. LIBOR and the prime rate (utilized in the determination of our quarterly variable rates) decreased by 48 basis points and 50 basis points, respectively, from the three months ended March 31, 2002 to the three months ended March 31, 2003. Our weighted average loans receivable outstanding decreased $15.8 million (15%) to $91.8 million during the three months ended March 31, 2003 from $107.6 million during the three months ended March 31, 2002. Approximately 87% and 45% of our loans receivable had variable rates of interest as of March 31, 2003 and 2002, respectively. Accordingly, the weighted average interest rate at March 31, 2003 was 6.3% compared to 8.1% at March 31, 2002, a reduction of 1.8%.

     Income from Retained Interests increased by $22,000 (2%), to $1,169,000 for the three months ended March 31, 2003 from $1,147,000 for the three months ended March 31, 2002. The income from Retained Interests is comprised of the yield on our Retained Interests. The annualized yield on our Retained Interests decreased to 11.9% during the three months ended March 31, 2003 from 14.0% during the three months ended March 31, 2002; however, the weighted average balance of our Retained Interests increased from $32.7 million during the three months ended March 31, 2002 to $39.4 million during the three months ended March 31, 2003 due primarily to the April 2002 structured loan sale transaction.

Interest expense

     Interest expense decreased by $424,000 (35%), to $782,000 during the three months ended March 31, 2003 from $1,206,000 during the three months ended March 31, 2002. Interest expense results primarily from interest on (i) our notes payable ($40.0 million and $45.0 million outstanding as of March 31, 2003 and 2002, respectively) with a weighted average interest rate of 4.6% and weighted average remaining maturity of 1.9 years as of March 31, 2003, (ii) debentures due the SBA ($14.3 million outstanding as of March 31, 2003 and $31.3 million outstanding as of March 31, 2002), with a weighted average interest rate of approximately 7.7% and weighted average remaining maturity of 5.0 years as of March 31, 2003 and (iii) advances under our revolving credit facility ($4.8 million outstanding as of March 31, 2003 with a weighted average interest rate of 3.3%). The primary reasons for the decrease in interest expense were the repayment during 2002 of $17.0 million in debentures and $5.0 million in notes payable and a reduction in the average interest rates on our LIBOR-based notes payable of 30 basis points ($25.0 million in variable-rate notes payable outstanding as of March 31, 2003 and 2002) from the three months ended March 31, 2002 to the three months ended March 31, 2003.

Interest expense consisted of the following:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands)
Notes payable	$470	$595
SBA debentures	282	610
Revolving credit facility and other	30	1

	$782	$1,206

Merger related costs

     Merger related costs of $322,000 were expensed during the three months ended March 31, 2003 representing external financial advisers, accounting and legal fees which were incurred in conjunction with the ongoing activities related to our proposed merger with PMC Commercial. Our merger related costs are required to be expensed as they are incurred.

Other expenses

     Other expenses increased by $86,000 (6%), to $1,546,000 during the three months ended March 31, 2003 from $1,460,000 during the three months ended March 31, 2002. Other operating expenses are comprised of salaries and related benefits, general and administrative, loss from operations of assets acquired in liquidation, profit sharing plan, rent and professional fees. The primary reason for the increase was the loss from operations of assets acquired in liquidation of $97,000 during the three months ended March 31, 2003. Our assets acquired in liquidation were not operated by us during the three months ended March 31, 2002.

Realized and unrealized gain (loss) on investments

     Realized and unrealized loss on investments increased $49,000 to a loss of $488,000 during the three months ended March 31, 2003 compared to a loss of $439,000 during the three months ended March 31, 2002. Our realized and unrealized loss on investments consisted of the following:

	Three Months Ended March 31, 2003

	(In thousands)
		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$(129)	$—	$(86)	$(215)
Change in unrealized appreciation (depreciation) on investments	(240)	(62)	29	(273)

Total realized and unrealized loss on investments	$(369)	$(62)	$(57)	$(488)

	Three Months Ended March 31, 2002

		(In thousands)
		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$—	$—	$(156)	$(156)
Change in unrealized appreciation (depreciation) on investments	(317)	—	34	(283)

Total realized and unrealized loss on investments	(317)	$—	$(122)	$(439)

(1)	Includes the mortgage-backed security of our affiliate.

     The primary reason for the unrealized depreciation of $240,000 and the realized losses of $129,000 on our Retained Interests during the three months ended March 31, 2003 was a reduction in our expectation of future cash flows from the interest to be received on our underlying loans receivable and reserve funds.

     The primary reason for the unrealized depreciation of $317,000 during the three months ended March 31, 2002 was a reduction in expected future cash flows resulting from higher than anticipated prepayment activity and an increase in the discount rates used to value our Retained Interests. The increase in discount rates caused unrealized depreciation of approximately $201,000 during the three months ended March 31, 2002. The increase in discount rates was a result of the higher interest rate environment at March 31, 2002 compared to December 31, 2001.

     We recognized a net loss of $57,000 consisting of unrealized appreciation and realized losses on our loans receivable during the three months ended March 31, 2003 compared to a net loss of $122,000 consisting of realized losses and unrealized appreciation on our loans receivable during the three months ended March 31, 2002. Losses on our loans (realized and unrealized) were 0.07% and 0.83% of our weighted average outstanding loans receivable during the twelve-month periods ended March 31, 2003 and 2002, respectively.

     We recorded $62,000 in unrealized losses on our assets acquired in liquidation during the three months ended March 31, 2003 related to increased expected holding costs. There were no unrealized losses on our assets acquired in liquidation during the three months ended March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated cash flows from operating activities of $426,000 and $392,000 during the three months ended March 31, 2003 and 2002, respectively. The primary source of funds from operating activities is our net income. Our net income was $658,000 and $1,680,000 during the three months ended March 31, 2003 and 2002, respectively. Our net income decreased by $1,022,000 and was offset by a reduction in loans funded and held for sale of $989,000.

     We used cash of $8,433,000 and $1,016,000 in investing activities during the three months ended March 31, 2003 and 2002, respectively. This $7,417,000 increase in cash flows used in investing activities relates primarily to a net increase in loans funded less principal collected of $8,221,000 partially offset by an increase in our advances from affiliates, net, of $1,383,000.

     We generated cash of $3,264,000 and used cash of $2,434,000 in financing activities during the three months ended March 31, 2003 and 2002, respectively. This $5,698,000 increase in cash flows from financing activities primarily relates to proceeds from our revolving credit facility, net, of $4,750,000 and a reduction in dividends paid of $948,000.

Sources and uses of funds

Overview

     At March 31, 2003, we had approximately $0.7 million of cash and cash equivalents and availability of $10.2 million under our revolving credit facility. Our outstanding commitments to fund loans were $30.3 million at March 31, 2003. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessary represent future cash requirements.

     During the remaining three quarters of 2003, we anticipate loan originations will range from $24 million to $36 million, which we expect to be funded primarily through (i) a structured loan sale transaction, (ii) issuance of notes payable or SBA debentures and (iii) advances under our revolving credit facility and guidance line facility. We are currently in the process of co-securitizing a pool of loans with PMC Commercial and expect the transaction to be completed late in the second quarter of 2003, unless other unforeseen delays are encountered. See “Factors That May Affect Future Operating Results – Asset-Backed Structured Loan Sale Transaction Market.”

     We have $5.0 million in notes payable with an interest rate of 8.6% that mature in July 2003, as amended. We expect these notes to be repaid with proceeds from our structured loan sale transaction.

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

     To meet our liquidity requirements, including origination of new loans, we primarily generate funds from the following sources:

•	Structured loan sales;
•	Issuance of SBA debentures;
•	Borrowings under our short-term, unsecured revolving credit facility and/or guidance line; and

•	Issuance of senior unsecured medium-term notes.

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

     As a business development company, we are generally required to maintain a ratio of at least 200% of total assets to total borrowings (the “Asset Coverage Test”), which may restrict our ability to borrow in certain circumstances. Leverage for our Small Business Investment Companies (PMC Investment Corporation and Western Financial Capital Corporation) is not considered leverage for purposes of the Asset Coverage Test. We expect to be able to borrow from financial institutions and sell loans receivable in the asset-backed securities market.

     Structured Loan Sale Transactions

     Our primary source of funds has been structured loan sale transactions. We generated net proceeds of $37.9 million, $44.5 million and $24.7 million from the completion of our 2002, 2001 and 2000 structured loan sale transactions, respectively. It is anticipated that our primary source of working capital during 2003 will be a structured loan sale transaction. We are presently in the process of co-securitizing with PMC Commercial approximately $60 million of our variable-rate loans receivable. Completion of this structured loan sale transaction is expected to be late in the second quarter of 2003, unless other unforeseen delays are encountered. Changes in market conditions may have an impact on the completion of this transaction. While we have been successful in completing our past structured loan transactions in a timely manner, due to the risky nature of these transactions and the many factors which could cause us to delay or postpone a transaction, there can be no assurance of a successful outcome. See “Factors That May Affect Future Operating Results – Asset-Backed Structured Loan Sale Transaction Market.”

     The timing of a structured loan sale transaction also has significant impact on our financial condition and results of operations. Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of loans we originate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans.

Debt

     For our short-term working capital needs, we have a revolving credit facility. The aggregate amount outstanding pursuant to this facility cannot exceed $15 million through the earlier of completion of our structured loan sale transaction or June 30, 2003, and $10 million thereafter. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires that we meet certain covenants (terms as defined in the agreement), the most restrictive of which provides that (i) the ratio of net charge-offs to net loans receivable may not exceed 2%, (ii) the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries and (iii) the problem loans percentage cannot exceed 10% of our serviced loan portfolio. At March 31, 2003, we were in compliance with all covenants of this facility. As of March 31, 2003, we had $4.8 million outstanding under this facility with interest based on LIBOR ($3.5 million) and the prime rate ($1.3 million). The facility matures in May 2004.

     We have $40.0 million of notes payable which require us to meet certain covenants, the most restrictive of which require (i) that net loans receivable exceed 150% of funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At March 31, 2003, we were in compliance with all of the covenants of these notes.

     Included in notes payable are $5.0 million with an interest rate of 8.60% that mature in July 2003, as amended. We expect these notes to be repaid with proceeds from our structured loan sale transaction.

     At March 31, 2003, we had an outstanding commitment from the SBA to provide up to $5.2 million ($4.2 million expiring September 2003 and $1.0 million expiring September 2004) in additional SBA debentures.

Uses of Funds

     General

     Our primary use of funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds for payment of dividends to shareholders, principal payments on borrowings, interest and salaries and other general and administrative expenses.

     As a regulated investment company, pursuant to the Internal Revenue Code of 1986, as amended, we are required to pay out substantially all of our net investment company taxable income to our common shareholders. See “Dividends.”

     Loan Originations

     At March 31, 2003, commitments to originate loans were approximately $30.3 million. We anticipate that our loan origination volume (which averaged $11.5 million per quarter during 2002) will range from $8 million to $12 million per quarter during the remaining three quarters of 2003.

Impact of Inflation

     To the extent we originate fixed-rate loans while we borrow funds at variable rates, we would have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. Currently we are primarily originating variable-rate loans and $29.8 million of our debt has variable rates of interest; therefore, we do not believe inflation will have a significant impact on us in the near future. To the extent costs of operations rise while economic conditions prevent a matching rise in revenue rates (i.e., room rates, menu prices, gasoline prices, etc.), our borrowers would be negatively impacted and valuation losses could result. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we could experience pressure to increase our income and our dividend yield to maintain our stock price.

Summarized Contractual Obligations, Commitments and Contingencies

     Our contractual obligations at March 31, 2003 are summarized as follows:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes and debentures payable	$54,310	$5,000	$32,000	$10,000	$7,310
Revolving credit facility	4,750	—	4,750	—	—
Preferred stock (1)	4,000	—	—	—	4,000
Operating leases (2)	237	237	—	—	—
Employment agreements (3)	2,412	1,182	1,230	—	—

Total contractual cash
obligations	$65,709	$6,419	$37,980	$10,000	$11,310

(1)	The 4% preferred stock of our subsidiary was issued in 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.

(2)	Represents future minimum lease payments under our lease for office space.

(3)	We have employment agreements with certain of our officers.

Our commitments at March 31, 2003 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Environmental (2)	—	—	—	—	—
Other commitments (3)	30,337	30,337	—	—	—

Total commitments	$30,337	$30,337	$—	$—	$—

(1)
Represents our cross indemnification agreements with PMC Commercial related to the SPEs created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000 with a maximum exposure at March 31, 2003 of $33.4 million. We have valued our obligations pursuant to these cross indemnification agreements at zero.

(2)
PMC Funding, our non-consolidated, non-investment company act subsidiary, has recorded a liability of approximately $300,000 for the estimated remaining costs to remediate an environmental obligation related to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. We cannot currently estimate when or if the obligation may be required to be paid. There can be no assurance of the accuracy of this estimate.

(3)	Represents our loan commitments outstanding.

     See Note 13 to the accompanying consolidated financial statements for a discussion of commitments and contingencies.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Asset-Backed Structured Loan Sale Transaction Market: The following occurrences could impair our ability, or alter our decision, to complete a structured loan sale transaction. These events include, but are not limited to:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” they require in order to purchase the asset-backed securities;
•	Deterioration in the performance of either our loans receivable or the loans receivable of PMC Commercial may deter potential investors from purchasing our asset-backed securities;
•	Deterioration in the operations of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and
•	A change in the underlying criteria utilized by the rating agencies may cause transactions to receive lower ratings than previously issued thereby increasing the cost of capital on our transaction.

     In the event a structured loan sale transaction is delayed or unable to be completed, we will either have to increase our capacity under our revolving credit facility, enter into new debt agreements or cease originating new loans until a structured loan sale transaction is complete. In addition, we may choose to sell the loans receivable on unfavorable terms (reducing our future cash flows) including:

•	Increased interest rate spreads;
•	Increased cash reserve requirements; or
•	Increased subordinated portions of loans receivable.

     Loan Origination Trend: We primarily originate variable-rate loans pursuant to our variable-rate loan product based on LIBOR which presently provides a lower cost variable interest rate alternative to our borrowers than our fixed-rate loan products. As a result of recent economic uncertainty, including the impact of war, fewer hospitality properties were being marketed to be sold or refinanced; therefore, fewer property sales were requiring financing. During 2002, there was a positive trend in loan origination activities and our commitments were increasing. While our commitments at March 31, 2003 were greater than commitments at December 31, 2002, we experienced a reduction in opportunities commencing just prior to the initiation of war. In addition, several commitments outstanding were cancelled. We expect that our commitments will continue to decrease until the market for limited service hospitality properties improves.

     Hospitality Industry Factors: There have been reductions in business and discretionary travel causing a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). These reductions were primarily caused by (i) traveler concerns about the safety and convenience of air travel, (ii) a general reluctance to be away from home and (iii) a downturn in corporate profits, investments and transactions which led to aggressive business travel reductions. Although the Federal Reserve lowered interest rates during 2001 and 2002 to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence, which continued into early 2003, caused a significant strain on the travel and hotel industries as well as numerous other industries in the United States. Political uncertainties, including the impact of war, impeded a rebound in consumer and investor confidence and spending. However, the limited service segment of the hospitality industry has been less impacted and has continued to outperform the luxury and upscale sectors which experienced the weakest performance.

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

     In addition, to the extent a structured loan sale transaction is completed (i) our interest income on loans receivable in future periods will be reduced until the proceeds received are reinvested in new loan originations, (ii) interest expense will be reduced if we repay outstanding debt with the proceeds and (iii) we will earn income from our ownership of a retained interest in the loans sold. Until the proceeds are fully reinvested, the net impact of a structured loan sale transaction on future operating periods should be a reduction in interest income, net of interest expense.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which imposes a wide variety of regulatory requirements on publicly-held companies. These requirements include, but are not limited to:

•	our chief executive officer and chief financial officer are required to certify that periodic financial statements filed with the SEC present fairly the operations and financial condition of the Company;
•	prohibits us from making loans to our corporate executives;
•	establishes a reporting obligation with respect to disclosure controls and procedures requiring our chief executive officer and chief financial officer to certify in periodic reports filed with the SEC that they are responsible for establishing and maintaining disclosure controls and procedures for the Company and if there were significant changes in our internal controls subsequent to the date of their evaluation;
•	requires that our annual reports (beginning December 31, 2003) contain an internal control report stating management’s responsibility for establishing and maintaining adequate internal controls and procedures for financial reporting and management’s conclusions regarding the effectiveness of internal controls and procedures for financial reporting attested to and reported on by the external auditor; and
•	reduces the mandatory period for principal stockholders or senior executives to disclose changes in ownership of securities to two business days after changes are executed.

     The Act has required us to evaluate our current policies and procedures to ensure our compliance with current laws and regulations. We will continue to monitor our compliance with all future regulations that are adopted under the Act and will take any necessary actions to maintain compliance.

DIVIDENDS

     PMC Capital has historically paid dividends equal to at least 100% of its investment company taxable income. There are certain timing differences between book and tax income, most notably the recognition of income relating to our structured loan transactions, merger related costs and unrealized gains and losses on our investments. As a result of these timing differences, including the anticipation of cash flows from the SPEs, the payment and amount of dividends does not necessarily coincide with our earnings and we may have a distribution of dividends in excess of our net income. In addition, our dividends paid since we became an investment company exceeded our earnings and profits for tax purposes. We did not recognize any return of capital for dividend reporting purposes during the year ended December 31, 2002. The computation of return of capital provides for several timing differences, most notably relating to the recognition of gain treatment on structured loan transactions.

     On January 13, 2003, we paid $0.12 per share in dividends to common shareholders of record on December 31, 2002. We again declared a $0.12 per share dividend to common shareholders of record on March 31, 2003 which was paid on April 14, 2003. Our Board may amend the level of quarterly dividends as warranted by actual and/or anticipated earnings.

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

LOANS RECEIVABLE

     Our variable-rate loans receivable are generally at spreads over LIBOR ($61.5 million and $48.7 million at March 31, 2003 and December 31, 2002, respectively) or the prime rate ($22.3 million and $22.6 million at March 31, 2003 and December 31, 2002, respectively) consistent with the market. Accordingly, increases or decreases in interest rates will generally not have a material impact on the valuation of our variable-rate loans receivable.

     At March 31, 2003 and December 31, 2002, we had $83.8 million and $71.3 million of variable-rate loans receivable, respectively and $29.8 million and $25.0 million of variable-rate debt at March 31, 2003 and December 31, 2002, respectively. On the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($54.0 million and $46.3 million at March 31, 2003 and December 31, 2002, respectively) we have interest rate risk. To the extent variable rates continue to decrease we would have a decrease in interest income and interest expense. Since our variable-rate loans receivable exceed our variable-rate debt, reductions in variable interest rates will negatively impact our results of operations.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense and the value of net assets in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income net of interest expense at March 31, 2003, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net investment income by approximately $540,000 on an annual basis. In comparison, based on our analysis of the sensitivity of interest income net of interest expense at December 31, 2002, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net investment income by approximately $463,000.

     Changes in market interest rates do not have an immediate impact on interest income with regard to fixed-rate loans receivable, though they are considered by the Board. Our interest rate risk on our fixed-rate loans receivable is primarily related to loan prepayments and maturities. The average maturity of our loans receivable is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage loan rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans).

     At March 31, 2003 and December 31, 2002, we had $12.5 million and $15.9 million of fixed-rate loans receivable, respectively. The fair value of our fixed-rate loans receivable is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated.

NOTES AND DEBENTURES PAYABLE AND REVOLVING CREDIT FACILITY

     As of both March 31, 2003 and December 31, 2002, approximately $29.3 million of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Currently, market rates of interest are below the rates we are obligated to pay on the majority of our fixed-rate debt.

     The following tables present the principal amounts and weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes on our outstanding debt at March 31, 2003 and December 31, 2002.

     Market risk disclosures related to our outstanding debt at March 31, 2003 consisted of the following:

		Twelve Month Period Ending March 31,
							Carrying	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value (1)

	(In thousands)
Fixed rate debt (2)	$5,000	$—	$17,000	$—	$—	$7,310	$29,310	$29,877
Variable rate debt (3)	—	19,750	—	10,000	—	—	29,750	29,750

Totals	$5,000	$19,750	$17,000	$10,000	$—	$7,310	$59,060	$59,627

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at March 31, 2003 was 7.8%.

(3)	The weighted average interest rate of our variable-rate debt at March 31, 2003 was 3.1%.

     Market risk disclosures related to our outstanding debt at December 31, 2002 consisted of the following:

	Year Ending December 31,
							Carrying	Fair
	2003	2004	2005	2006	2007	Thereafter	Value	Value (1)

	(In thousands)
Fixed rate debt (2)	$5,000	$—	$17,000	$—	$—	$7,310	$29,310	$29,915
Variable rate debt (LIBOR-based) (3)	—	15,0000	—	10,000	—	—	25,000	25,000

Totals	$5,000	$15,000	$17,000	$10,000	$—	$7,310	$54,310	$54,915

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2002 was 7.8%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2002 was 3.1%.

RETAINED INTERESTS

     We have an investment in Retained Interests which is valued by our Board based on various factors including estimates of appropriate discount rates. Changes in discount rates used in determining the fair value of the Retained Interests will have an impact on the recorded value and future earnings. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if discount rates were 100 basis points or 200 basis points higher than rates estimated at March 31, 2003, the value of our Retained Interests and our net income would decrease by approximately $1.6 million and $3.0 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if discount rates were 100 basis points or 200 basis points higher than rates estimated at December 31, 2002, the value of our Retained Interests and our net income would decrease by approximately $1.6 million and $3.0 million, respectively.

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

PART II
OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

A.	Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 1 to the Registration Statement on Form N-2 (Registration No. 33-2535) (the “N-2 Registration Statement”) dated June 28, 1983).

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4 (b) (1) to Amendment No. 9 to the N-2 Registration Statement dated May 1, 1991).

3.3	By-laws, as amended (incorporated by reference to Exhibit 2 to Amendment No. 7 to the N-2 Registration Statement dated May 5, 1989).

*99.1	Officer Certification – Chief Executive Officer

*99.2	Officer Certification – Chief Financial Officer

* Filed herewith.

B.	Reports on Form 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date: 5/15/03	/s/ Lance B. Rosemore Lance B. Rosemore President and Chief Executive Officer

Date: 5/15/03	/s/ Barry N. Berlin Barry N. Berlin Chief Financial Officer (Principal Accounting Officer)

CERTIFICATION

I, Lance B. Rosemore, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PMC Capital, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/15/03	/s/ Lance B. Rosemore Lance B. Rosemore Chief Executive Officer

CERTIFICATION

I, Barry N. Berlin, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PMC Capital, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 5/15/03	/s/ Barry N. Berlin Barry N. Berlin Chief Financial Officer

Exhibit Index

Exhibits	Description
3.1	Articles of Incorporation (incorporated by reference to Exhibit 1 to the Registration Statement on Form N-2 (Registration No. 33-2535) (the “N-2 Registration Statement”) dated June 28, 1983).

3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4 (b) (1) to Amendment No. 9 to the N-2 Registration Statement dated May 1, 1991).

3.3	By-laws, as amended (incorporated by reference to Exhibit 2 to Amendment No. 7 to the N-2 Registration Statement dated May 5, 1989).

*99.1	Officer Certification – Chief Executive Officer

*99.2	Officer Certification – Chief Financial Officer

*	Filed herewith.