Form 10-Q
period 2003-06-30
PMC CAPITAL INC
filed 2003-08-13
CIK 722571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to ..

Commission File Number      1-09589

PMC CAPITAL, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	59-2338439
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18111 Preston Road, Suite 600, Dallas, TX 75252	(972) 349-3200
(Address of principal executive offices)	(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑  NO ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES ☐  NO ☑

As of August 8, 2003, Registrant had outstanding 11,853,516 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - June 30, 2003 and December 31, 2002	2

Consolidated Statements of Operations - Three and Six Months Ended June 30, 2003 and 2002	3

Consolidated Statements of Cash Flows - Six Months Ended June 30, 2003 and 2002	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	40

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	41

PART I

Financial Information

ITEM I.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 30,	December 31,
	2003	2002

ASSETS
Investments at value:
Loans receivable	$94,976	$87,245
Retained interests in transferred assets	37,644	40,003
Assets acquired in liquidation	3,212	2,252
Cash equivalents	2,461	4,915
Mortgage-backed security of affiliate	1,345	1,381
Investment in unconsolidated subsidiaries	246	81
Restricted investments	36	299

Total investments at value	139,920	136,176

Other assets:
Due from affiliates	3,632	1,839
Deferred charges and other assets	651	728
Accrued interest receivable	271	225
Cash	251	563
Property and equipment, net	78	98
Receivable for loans sold	—	637

Total other assets	4,883	4,090

Total assets	$144,803	$140,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current portion of notes and debentures payable	$10,000	$5,000
Revolving credit facility	6,250	—
Dividends payable	1,484	1,486
Borrower advances	1,255	1,754
Due to affiliates	1,137	102
Accounts payable	993	748
Accrued interest payable	709	1,294
Other liabilities	886	1,569

Total current liabilities	22,714	11,953

Notes and debentures payable	44,310	49,310

Total liabilities	67,024	61,263

Commitments and contingencies

Cumulative preferred stock of subsidiary	7,000	7,000

Shareholders’ equity:
Common stock, authorized 30,000,000 shares of $0.01 par value, 11,853,516 shares issued and outstanding at June 30, 2003 and December 31, 2002	119	119
Additional paid-in capital	71,508	71,508
Dividends in excess of retained earnings	(3,229)	(2,022)
Net unrealized appreciation on investments	2,381	2,398

	70,779	72,003

Total liabilities and shareholders’ equity	$144,803	$140,266

Net asset value per common share	$5.97	$6.07

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Investment income:
Interest income	$3,242	$4,257	$1,609	$1,650
Income from retained interests in transferred assets	2,267	2,518	1,098	1,371
Advisory fee income	928	955	452	506
Premium income	344	271	205	139
Equity in income of unconsolidated subsidiaries, net	167	195	56	94
Other income, net	508	557	240	208

Total investment income	7,456	8,753	3,660	3,968

Expenses:
Salaries and related benefits	2,042	1,964	1,007	952
Interest	1,563	2,421	781	1,215
Merger related costs	519	—	197	—
General and administrative	428	482	193	261
Professional fees	181	196	118	96
Rent	152	168	74	89
Loss from operations of assets acquired in liquidation	151	107	54	97
Profit sharing plan	75	75	37	37

Total expenses	5,111	5,413	2,461	2,747

Net investment income	2,345	3,340	1,199	1,221

Realized and unrealized gain (loss) on investments:
Realized losses	(582)	(465)	(367)	(309)
Sale of assets	—	1,463	—	1,463
Change in unrealized appreciation (depreciation) on investments	(17)	(194)	256	89

Total realized and unrealized gain (loss) on investments	(599)	804	(111)	1,243

Net increase in net assets resulting from operations	$1,746	$4,144	$1,088	$2,464

Preferred dividends	$125	$124	$63	$62

Basic weighted average common shares outstanding	11,854	11,854	11,854	11,854

Diluted weighted average common shares outstanding	11,854	11,856	11,854	11,855

Basic and diluted earnings per common share	$0.14	$0.34	$0.09	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended
	June 30,

	2003	2002
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,746	$4,144
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Loans funded, held for sale	(2,720)	(3,834)
Proceeds from sale of guaranteed loans	3,677	3,443
Realized and unrealized (gain) loss on investments	599	(804)
Unrealized premium (income) expense, net	(41)	8
Depreciation and amortization	47	79
Accretion of loan discount and deferred fees	(44)	(85)
Equity in income of unconsolidated subsidiaries, net	(167)	(195)
Other operating assets and liabilities	(1,205)	142

Net cash provided by operating activities	1,892	2,898

Cash flows from investing activities:
Loans funded	(16,841)	(15,634)
Principal collected on loans	6,106	10,471
Principal collected on retained interests in transferred assets	1,813	2,928
Principal collected on mortgage-backed security of affiliate	39	206
Proceeds from debt issued by SPE	—	37,901
Proceeds from asset acquired in liquidation	216	—
Purchase of property and equipment	(5)	(150)
Investment in assets acquired in liquidation	(258)	—
Investment in retained interests in transferred assets	(258)	(2,742)
Release of (investment in) restricted cash	263	(15)
Advances from affiliates, net	1,056	75

Net cash provided by (used in) investing activities	(7,869)	33,040

Cash flows from financing activities:
Proceeds from revolving line of credit, net	6,250	—
Payment of dividends on common stock	(2,844)	(4,267)
Payment of dividends on preferred stock	(125)	(124)
Payment of debt issuance costs	(70)	—

Net cash provided by (used in) financing activities	3,211	(4,391)

Net increase (decrease) in cash and cash equivalents	(2,766)	31,547

Cash and cash equivalents, beginning of year	5,478	17,318

Cash and cash equivalents, end of period	$2,712	$48,865

Supplemental disclosures:

Interest paid	$1,580	$2,405

Reclassification from loans receivable to due from affiliate	$1,465	$—

Reclassification from loans receivable to assets acquired in liquidation	$1,090	$2,848

Reclassification from retained interests in transferred assets to due from affiliate, net	$565	$—

Loans and interest receivable transferred to SPE, net	$—	$4,435

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned registered investment company subsidiaries (collectively, “we,” “us” or “our”) as of June 30, 2003 and the consolidated statements of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002 have not been audited by independent accountants. In the opinion of our management, the financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002. These adjustments are of a normal recurring nature.

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

The results for the three and six months ended June 30, 2003 are not necessarily indicative of future financial results.

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

In addition, at June 30, 2003, PMC Capital owned approximately 32% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), 60% of PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and 61% of PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture,” and together with the 1998 Partnership, the 1999 Partnership, the 2000 Joint Venture and the 2001 Joint Venture, the “SPEs”). PMC Commercial Trust (“PMC Commercial”), our affiliate through common management, owns the remaining interests in the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture (together, the “Joint Ventures”).

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation
The consolidated financial statements include the accounts of PMC Capital and its wholly-owned registered investment company subsidiaries, First Western, PMCIC and Western Financial. All material intercompany balances and transactions have been eliminated.

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

Note  4. Agreement and Plan of Merger:

On March 27, 2003, PMC Capital entered into an Agreement and Plan of Merger with PMC Commercial. Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee comprised of independent directors and unanimously approved by the Board of Directors of PMC Capital and the Board of Trust Managers of PMC Commercial. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur on January 1, 2004, but no later than February 29, 2004, is subject to approval by the shareholders of PMC Capital and PMC Commercial, certain governmental consents and customary closing conditions. We have expensed approximately $519,000 in costs related to the merger as of June 30, 2003.

Note 5.  Stock-Based Compensation Plan:

At June 30, 2003, we have a stock-based compensation plan. Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified or settled after January 1, 2003. Awards under the plan generally vest over a one-year period.

We did not recognize any compensation expense during the three and six months ended June 30, 2003 since we did not grant any awards.

The following table illustrates the effect on our net increase in net assets resulting from operations (“net income”) and earnings per share if the fair value based method had been applied to all outstanding previously granted and unvested awards in each period:

	Six Months Ended June 30,				Three Months Ended June 30,

	2003		2002		2003		2002

	As	Pro-	As	Pro-	As	Pro-	As	Pro-
	Reported	Forma	Reported	Forma	Reported	Forma	Reported	Forma

	(In thousands, except per share data)
SFAS No. 123 charge	$—	$15	$—	$26	$—	$7	$—	$22
APB 25 charge	$—	$—	$—	$—	$—	$—	$—	$—
Net income	$1,746	$1,731	$4,144	$4,118	$1,088	$1,081	$2,464	$2,442
Basic and diluted earnings per common share	$0.14	$0.14	$0.34	$0.34	$0.09	$0.09	$0.20	$0.20

The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future amounts.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement, which is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly. Specifically, the statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to FASB Interpretation No. 45 and (iv) amends certain other related existing pronouncements. SFAS No. 149 will not impact our consolidated financial statements since we do not have any derivatives.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued. SFAS No. 150, is effective upon issuance for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires that a financial instrument which falls within the scope of the statement to be classified as a liability and initially measured at fair value. The following financial instruments are required to be classified as liabilities: (i) shares that are mandatorily redeemable, (ii) an obligation to repurchase the issuer’s equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (iii) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. We will adopt SFAS No. 150 effective July 1, 2003. Upon adoption, the $4.0 million of 4% cumulative preferred stock of subsidiary with mandatory redemption in 2009 and 2010 will be reclassified to a liability at an estimated value of $3,350,000. Subsequent to adoption, the 4% cumulative preferred stock of subsidiary will be accreted to redemption value using the interest method with the resulting change included as a component of interest expense. In addition, the preferred dividends of $160,000 per year will also be included as a component of interest expense.

Note 7.  Retained Interests:

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to our structured loan sale transactions as of June 30, 2003 was as follows. Balances represent PMC Capital’s share of the respective Joint Ventures.

			2000	2001	2002
	1998	1999	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture

	(Dollars in thousands)
Principal outstanding on sold loans	$25,254	$35,527	$18,957	$43,837	$40,984
Structured Notes balance outstanding	$24,065	$33,333	$17,713	$39,979	$36,787
Cash in the collection account	$365	$1,762	$1,684	$437	$486
Cash in the reserve account	$2,039	$2,217	$1,231	$2,638	$2,469
Weighted average interest rate of loans	Prime + 1.23%	9.40%	9.28%	9.73%	9.50%
Interest rate on the Structured Notes	Prime - 1.00%	6.60%	7.28%	6.36%	6.67%
Discount rate assumptions (1)	4.0% to 11.5%	6.8% to 11.5%	7.1% to 11.8%	6.7% to 11.4%	7.0% to 11.7%
Constant prepayment rate assumption (2)	11.00%	10.00%	14.00%	9.75%	9.75%
Weighted average remaining life of loans (3)	3.53 years	3.81 years	3.19 years	4.70 years	4.47 years
Aggregate losses assumed (4)	2.97%	2.63%	2.93%	3.13%	3.22%
Aggregate principal losses to date	—%	—%	4.27%	—%	—%

(1)	The discount rates utilized on the components of our Retained Interests (as detailed below) were (i) 4.0% to 7.1% for our required overcollateralization, (ii) 8.4% to 8.8% for our reserve funds and (iii) 11.4% to 11.8% for our interest-only strip receivables.

(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.5% to 1.2%.

In addition to the transactions described above, First Western has Retained Interests. First Western sold the unguaranteed portion of its loans receivable through a private placement in 1997 (“FW 97”) and has retained the right to service these loans receivable. Pursuant to the sale, First Western maintains a reserve fund and receives cash flow from the interest-only strip receivable established in connection with the sold loans receivable. At June 30, 2003, the principal balance outstanding on the sold loans of FW 97 was approximately $3.4 million and the reserve fund balance (currently at its minimum requirement) was $912,000.

The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note. At June 30, 2003, the aggregate principal balance of First Western’s serviced loans receivable on which we have an excess spread was approximately $46.9 million, and the weighted average excess spread (before estimated servicing costs) was approximately 1.8%.

In determining the fair value of our Retained Interests related to First Western for our SBA 7(a) transactions, our assumptions at June 30, 2003 included prepayment speeds ranging from 20% to 30% per annum, loss rates ranging from 0.2% to 0.4% per annum (relates only to FW 97) and discount rates ranging from 5.8% to 11.4%.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the principal amount of the Structured Notes Payable issued by the SPE, which serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE, pursuant to the terms of the transaction documents as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation, and a portion of which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests consisted of the following:

	June 30, 2003

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
First Western	$—	$846	$1,843	$2,689	$2,343
1998 Partnership	1,459	1,612	743	3,814	3,375
1999 Partnership	4,191	1,781	1,618	7,590	7,088
2000 Joint Venture	3,014	1,053	323	4,390	4,107
2001 Joint Venture	4,770	2,117	3,094	9,981	8,905
2002 Joint Venture	5,108	1,972	2,100	9,180	8,591

	$18,542	$9,381	$9,721	$37,644	$34,409

	December 31, 2002

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

	(In thousands)
First Western	$—	$842	$1,890	$2,732	$2,388
1998 Partnership	1,519	1,672	823	4,014	3,553
1999 Partnership	4,216	1,923	1,967	8,106	7,540
2000 Joint Venture	3,058	1,420	323	4,801	4,492
2001 Joint Venture	4,798	2,282	3,613	10,693	9,603
2002 Joint Venture	5,213	2,036	2,408	9,657	8,965

	$18,804	$10,175	$11,024	$40,003	$36,541

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following sensitivity analysis of our Retained Interests as of June 30, 2003 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset and Net
Changed Assumption	Pro-Forma Value	Income Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$35,140	($2,504)
Losses increase by 100 basis points per annum (1)	$32,717	($4,927)
Rate of prepayment increases by 5% per annum (2)	$36,352	($1,292)
Rate of prepayment increases by 10% per annum (2)	$35,411	($2,233)
Discount rates increase by 100 basis points	$36,133	($1,511)
Discount rates increase by 200 basis points	$34,712	($2,932)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first be to reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

These sensitivities are hypothetical and should be used with caution. Pro-forma values based on changes in these assumptions generally cannot be extrapolated since the relationship of the change in an assumption to the change in fair value is not linear. The effect of a variation in a particular assumption on the fair value of our Retained Interests is calculated without changing any other assumption. In reality, changes in one factor are not isolated from changes in another which might magnify or counteract the sensitivities.

The following information summarizes the financial position of the SPEs at June 30, 2003 and December 31, 2002. We own 100% of the 1998 Partnership and the 1999 Partnership. At June 30, 2003, we owned approximately 32% of the 2000 Joint Venture, 60% of the 2001 Joint Venture and 61% of the 2002 Joint Venture. At December 31, 2002, we owned approximately 34% of the 2000 Joint Venture, 61% of the 2001 Joint Venture and 61% of the 2002 Joint Venture.

Summary of Financial Position (1):

	1998 Partnership		1999 Partnership

	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002

	(In thousands)
Loans Receivable, Net	$25,070	$25,865	$35,527	$39,216

Total Assets	$27,563	$28,477	$39,732	$42,475

Notes Payable	$24,065	$24,806	$33,333	$35,907

Total Liabilities	$24,132	$24,885	$33,517	$36,106

Partners’ Capital	$3,431	$3,592	$6,215	$6,369

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002	2003	2002

	(In thousands)
Loans Receivable, Net	$66,734	$70,627	$72,168	$73,220	$67,489	$69,025

Asset Acquired in Liquidation, Net	$—	$1,411	$—	$—	$—	$—

Total Assets	$73,376	$76,434	$77,864	$81,302	$72,548	$74,322

Notes Payable	$60,187	$62,658	$66,065	$69,146	$60,601	$62,152

Total Liabilities	$60,369	$62,848	$66,240	$69,329	$60,770	$62,325

Partners’ Capital	$13,007	$13,586	$11,624	$11,973	$11,778	$11,997

(1)	Balances represent 100% of the limited partnership interests in the Joint Ventures.

The following information summarizes the results of operations of our SPEs.

Summary of Operations (1):

	Six Months Ended June 30,

	1998 Partnership		1999 Partnership

	2003	2002	2003	2002

	( In thousands)
Interest Income	$729	$909	$1,764	$2,181

Total Revenues	$733	$936	$1,912	$2,374

Interest Expense	$397	$518	$1,134	$1,414

Provision for (Reduction of) Losses	$(50)	$49	$—	$81

Total Expenses	$509	$619	$1,198	$1,573

Net Income	$224	$317	$714	$801

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Six Months Ended June 30,

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	2003	2002	2003	2002	2003	2002 (2)

	(In thousands)
Interest Income	$3,329	$3,612	$3,532	$3,756	$3,192	$1,448

Total Revenues	$3,395	$3,848	$3,555	$3,802	$3,256	$1,460

Interest Expense	$2,256	$2,559	$2,121	$2,251	$2,049	$913

Provision for (Reduction of) Losses	$45	$—	$(140)	$—	$—	$—

Total Expenses	$2,430	$2,687	$2,099	$2,375	$2,161	$991

Net Income	$965	$1,161	$1,456	$1,427	$1,095	$469

(1)	Balances represent 100% of the limited partnership interests in the Joint Ventures.

(2)	Represents the period from April 12, 2002 (inception) to June 30, 2002.

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

Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002	2003	2002

	(In thousands)
Loans Receivable, Net	$18,957	$20,783	$43,837	$44,269	$40,984	$42,199

Asset Acquired in Liquidation, Net	$—	$1,411	$—	$—	$—	$—

Total Assets	$21,919	$22,727	$47,110	$50,232	$44,116	$45,484

Total Liabilities	$17,767	$18,141	$40,085	$42,875	$36,889	$38,123

Partners’ Capital	$4,152	$4,586	$7,025	$7,357	$7,227	$7,361

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our limited partnership allocation of the net income of the Joint Ventures was as follows:

	Six Months Ended June 30,

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	2003	2002	2003	2002	2003	2002 (1)

	(In thousands)
Net Income	$193	$302	$945	$901	$685	$322

(1)	Represents the period from April 12, 2002 (inception) to June 30, 2002.

In accordance with SFAS No. 140, our consolidated financial statements do not include the SPE assets, liabilities, partners’ capital, revenues or expenses. As a result, at June 30, 2003 and December 31, 2002 our consolidated balance sheets do not include the $180.4 million and $189.4 million of assets, respectively, and $152.4 million and $160.1 million of liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions were $35.0 million and $37.3 million at June 30, 2003 and December 31, 2002, respectively.

The net unrealized appreciation on our Retained Interests at June 30, 2003 and December 31, 2002 was $3.2 million and $3.5 million, respectively. Any appreciation of our Retained Interests is included in the accompanying statements of operations as unrealized gain on investments. Any depreciation of our Retained Interests is included in the accompanying statements of operations as either realized loss (if there is a reduction in expected future cash flows) or an unrealized loss on investments.

The income from our Retained Interests consists of the yield earned on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected (i.e., late fees, prepayment fees, etc.) by the SPEs in excess of anticipated fees. We update our cash flow assumptions on a quarterly basis and any changes to cash flow assumptions impact the yield on our Retained Interests. The annualized yield on our Retained Interests was as follows:

	Six Months		Three Months
	Ended June 30,		Ended June 30,

	2003	2002	2003	2002

Annualized Yield	11.8%	14.0%	11.7%	14.0%

We are the servicer for all loans held by the SPEs. Servicing fee income for the three and six months ended June 30, 2003 and 2002 related to loans receivable held by the SPEs was approximately $128,000 and $134,000 and $259,000 and $251,000, respectively. Servicing fee income is included in other income, net in our consolidated statements of operations. We have not established a servicing asset or liability as our servicing fees are considered adequate compensation.

We received approximately $4.1 million and $5.4 million in cash distributions from our SPEs during the six months ended June 30, 2003 and 2002, respectively. In addition, in May 2003, a limited service hospitality property with an aggregate estimated value of $1.5 million at June 30, 2003 was transferred from the 2000 Joint Venture to Asset Holding.

Note 8.  Assets Acquired in Liquidation:

At June 30, 2003 and December 31, 2002, the aggregate value of our assets acquired in liquidation, as reduced for anticipated selling costs, was estimated to be approximately $3.2 million and $2.3 million, respectively. Our assets acquired in liquidation at June 30, 2003 consist primarily of three operating limited service hospitality properties. We are currently marketing to sell these assets. In addition, effective April 1, 2003, one of these limited service hospitality properties was leased, under an operating lease, to the subsidiary of PMC Advisers.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We acquired a limited service hospitality property through foreclosure in May 2003. The aggregate value of this property, as reduced for anticipated selling costs, was estimated to be approximately $1.1 million. During July 2003, we sold this limited service hotel property for approximately $1.1 million; therefore, no gain or loss was recorded on the sale. We financed the sale through the origination of a loan of $900,000 at an interest rate of LIBOR plus 4.5%. The loan matures in 2023.

The loss from operations of our assets acquired in liquidation consisted of the following:

	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)
Room revenue	$64	$49	$25	$49
Salaries and wages	(45)	(37)	(27)	(37)
Other operating expenses	(170)	(119)	(52)	(109)

Loss from operations of assets acquired in liquidation	$(151)	$(107)	$(54)	$(97)

Assets have also been transferred or leased to our non-consolidated non-investment company subsidiaries. At June 30, 2003, the aggregate value of assets acquired in liquidation of Asset Holding was estimated to be approximately $2.9 million, consisting of a golf facility and a limited service hospitality property both acquired during 2003 and recorded at estimated value at the time of transfer. Upon transfer of the assets acquired in liquidation to Asset Holding, we recorded a corresponding due from affiliate which represents the estimated net proceeds to be received upon sale. We are currently marketing to sell these assets. During both the three and six months ended June 30, 2003, our non-consolidated subsidiaries incurred operating losses of approximately $57,000.

Note 9.  Revolving Credit Facility and Notes and Debentures Payable:

We have an uncollateralized revolving credit facility which expires in May 2004. The aggregate amount outstanding pursuant to this facility cannot exceed $15 million through the earlier of the closing of our next structured loan sale transaction or October 28, 2003, and $10 million thereafter. When the facility reverts to $10 million, we also have available a guidance line facility of $5 million, subject to bank approval. Advances pursuant to the facility bear interest at our option of the bank’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires us to meet certain covenants (terms as defined in the agreement), the most restrictive of which requires that (i) the ratio of net charge-offs to net loans receivable not exceed 2%, (ii) the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries and (iii) the problem loans percentage cannot exceed 10% of our serviced loan portfolio. At June 30, 2003, we were in compliance with all covenants of this facility. As of June 30, 2003, we had approximately $6.3 million outstanding under this facility with interest based primarily on LIBOR. The weighted average interest rate on our revolving credit facility as of June 30, 2003 was 2.9% and our weighted average borrowings during the six months ended June 30, 2003 were $3.9 million. As of December 31, 2002, we had no borrowings outstanding under this facility.

Our uncollateralized notes payable (the “Notes Payable”) outstanding at both June 30, 2003 and December 31, 2002 were $40.0 million. The Notes Payable, as amended, mature from July 2003 to July 2006 with a weighted average interest rate of 4.6% at June 30, 2003. These Notes Payable require us to meet certain covenants (terms as defined in the agreement), the most restrictive of which require (i) that net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At June 30, 2003, we were in compliance with all covenants of these Notes Payable.

During July 2003, we repaid $5.0 million of our Notes Payable at maturity with an interest rate of 8.6%.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Debentures payable represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. Debentures outstanding at both June 30, 2003 and December 31, 2002 were $14.3 million. The weighted average interest rate on our SBA debentures as of June 30, 2003 was 7.7%.

Note 10  Net Unrealized Appreciation (Depreciation) on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation (depreciation) on investments consisted of the following:

Realized and unrealized gain (loss) on investments was as follows:

	June 30,	December 31,
	2003	2002

	(In thousands)
Loans receivable	$(333)	$(711)
Retained Interests	3,235	3,462
Mortgage-backed security of affiliate	72	68
Assets acquired in liquidation	(593)	(421)

	$2,381	$2,398

	Six Months Ended June 30, 2003

	(In thousands)

		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$(129)	$—	$(453)	$(582)
Change in unrealized appreciation (depreciation) on investments	(223)	(172)	378	(17)

Total realized and unrealized loss on investments	$(352)	$(172)	$(75)	$(599)

	Six Months Ended June 30, 2002

	(In thousands)

		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$(302)	$—	$(163)	$(465)
Sale of assets	—	—	1,463	1,463
Change in unrealized appreciation (depreciation) on investments	350	(460)	(84)	(194)

Total realized and unrealized gain (loss) on investments	$48	$(460)	$1,216	$804

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30, 2003

	(In thousands)

		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$—	$—	$(367)	$(367)
Change in unrealized appreciation (depreciation) on investments	17	(110)	349	256

Total realized and unrealized gain (loss) on investments	$17	$(110)	$(18)	$(111)

	Three Months Ended June 30, 2002

	(In thousands)

		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$(302)	$—	$(7)	$(309)
Sale of assets	—	—	1,463	1,463
Change in unrealized appreciation (depreciation) on investments	593	(386)	(118)	89

Total realized and unrealized gain (loss) on investments	$291	$(386)	$1,338	$1,243

(1)	Includes the mortgage-backed security of our affiliate.

Note 11.  Taxable Income:

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles net income available to common shareholders to taxable income available to common shareholders:

	Six Months Ended June 30,		Three Months Ended June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income	$1,746	$4,144	$1,088	$2,464
Preferred dividends	(125)	(124)	(63)	(62)

Net income available to common shareholders	1,621	4,020	1,025	2,402
Book/tax differences:
Retained Interests, net	621	302	374	305
Sale of assets	—	(1,463)	—	(1,463)
Merger related costs	519	—	197	—
Valuation adjustments	146	495	(256)	213
Other, net	(44)	92	(22)	46

Taxable income available to common shareholders	$2,863	$3,446	$1,318	$1,503

Distributions to common shareholders	$2,846	$4,267	$1,423	$1,896

Dividends declared per share	$0.24	$0.32	$0.12	$0.16

Note 12.  Earnings Per Common Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average shares outstanding were approximately 11,854,000 for the three and six months ended June 30, 2003 and 2002. There was no change in the weighted average shares outstanding for the effect of stock options during the three and six months ended June 30, 2003 since the stock options were anti-dilutive. The weighted average shares outstanding were increased by approximately 1,000 and 2,000 shares for the dilutive effect of stock options during the three and six months ended June 30, 2002, respectively.

Earnings are defined as net income and are reduced by the preferred stock dividend requirements of PMCIC to determine earnings per common share.

Note 13.  Dividends Paid and Declared:

On January 13, 2003 and April 14, 2003, we paid quarterly dividends of $0.12 per share to common shareholders of record on December 31, 2002 and March 31, 2003. The Board of Directors declared a quarterly dividend of $0.12 per share to common shareholders of record on June 30, 2003, which was paid on July 14, 2003.

Note 14.  Commitments and Contingencies:

Loan Commitments
Loan commitments outstanding at June 30, 2003 were approximately $20.9 million. Of these commitments, $4.9 million are for loans to be originated by First Western, a portion of which we expect to be sold into the secondary market. All of these commitments are for variable-rate loans based on the prime rate or LIBOR at spreads over prime ranging from 2.0% to 2.75% and over LIBOR ranging from 3.5% to 4.5%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Structured Loan Sale Transactions
PMC Capital and PMC Commercial have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Capital’s or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. If the reduction of cash flows is deemed permanent, (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At June 30, 2003, the maximum potential amount of future payments to PMC Commercial (undiscounted and without consideration of any proceeds from the collateral underlying the loans receivable) we could be required to make under these cross indemnification agreements was approximately $32.8 million and the discounted amount was $22.7 million, which represents the estimated fair value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet for the Joint Ventures. Upon completion of a joint structured loan sale transaction and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. Based on our present cash flow assumptions, including stress test analyses of increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reductions to us. Accordingly, we believe that the fair value of our obligations pursuant to these cross indemnification agreements at inception of the Joint Ventures and as of June 30, 2003 and December 31, 2002 was zero; thus, no liability was recorded. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these cross indemnification agreements.

When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution.

Merger
For their services in connection with the proposed merger of PMC Capital into PMC Commercial, our external investment banker will receive a fee of $100,000, which is contingent upon consummation of the merger. The external investment banker is also paid a quarterly retainer fee of $25,000 for advisory assistance in connection with the merger. The fee commenced April 1, 2003 and terminates when the merger is consummated or terminated.

PMC Capital will pay a termination fee of $870,000 to PMC Commercial if the merger agreement is terminated because PMC Capital (i) breaches any provision of the merger agreement that PMC Commercial has not waived and PMC Capital enters into an agreement to consummate a competing transaction, (ii) withdraws or changes its recommendation that the shareholders approve the merger or (iii) terminates the merger agreement in connection with a superior proposal. In the event the merger agreement is terminated because of a breach by PMC Capital that has not been waived by PMC Commercial and PMC Capital has not entered into a competing transaction, no termination fee will be payable but termination expenses of up to $750,000 may be payable to PMC Commercial.

Operating Leases
We lease office space in Dallas, Texas. Future minimum lease payments remaining under this lease are approximately $166,000.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements
We have employment agreements with certain of our officers. Future minimum payments under these contracts are approximately $1,182,000 and $934,000 for the twelve-month periods ending June 30, 2004 and June 30, 2005.

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

     The following discussion of our financial condition at June 30, 2003 and results of operations for the three and six months ended June 30, 2003 and 2002 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

AGREEMENT AND PLAN OF MERGER

     On March 27, 2003, PMC Capital, Inc. (“PMC Capital”) entered into an Agreement and Plan of Merger with PMC Commercial Trust (“PMC Commercial”). Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee comprised of independent directors and unanimously approved by the Board of Directors of PMC Capital (the “Board”) and the Board of Trust Managers of PMC Commercial. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur on January 1, 2004 but no later than February 29, 2004, is subject to approval by the shareholders of PMC Capital and PMC Commercial, certain governmental consents and customary closing conditions.

BUSINESS

     PMC Capital (together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) is a national small business lender. Our operations are centralized in Dallas, Texas and include originating, servicing and selling commercial loans. We also have a business development office in Arizona. We primarily originate loans to individuals and small businesses in the limited service sector of the hospitality industry. We sell certain of our loans receivable through privately-placed structured loan transactions and sell the government guaranteed portion of our loans originated under the Small Business Administration (the “SBA”) 7(a) program. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan receivable for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in the sold loans receivable either directly or through our ownership in the special purpose entities (the “SPEs”) created in conjunction with our structured loan sale transactions. In addition, we operate as an investment manager to evaluate loans receivable and properties and to service loans receivable and lease contracts pursuant to fee arrangements with our affiliate, PMC Commercial.

CURRENT OPERATING OVERVIEW

     Due to geopolitical uncertainty and general economic conditions, we have seen a slowdown in potential lending opportunities and some funding commitments have been terminated. In addition, we did not complete a structured loan sale transaction that we had expected to be completed prior to June 30, 2003. While we believe we could have completed a transaction during the second quarter of 2003, we delayed our transaction since the terms of the transactions available in the market were not considered favorable to us (i.e., the transaction size and cost did not reflect the value of the transaction). As a result, our fundings during the first half of 2003 did not meet our expectations and our anticipated fundings during the remaining half of 2003 more than likely will not meet our prior expectations. During the remaining half of 2003, we anticipate loan originations will range from $12 million to $20 million. When fundings are reduced, our net interest income does not increase as it would have if these fundings were completed, and may be reduced to the extent principal repayments exceed amounts funded or interest rates decline.

     The market for the type of asset-backed securities we originate was relatively inefficient during the first half of 2003 as a result of uncertainties in the marketplace due to the sluggishness of the economy, geopolitical uncertainty and the impact of the ongoing conflict in the Middle East. We are in the process of finalizing a loan pool for our current structured loan sale transaction and anticipate that the transaction will be completed in September 2003, unless additional delays are encountered. We anticipate co-securitizing with PMC Commercial approximately $57.6 million of our variable-rate loans receivable. Changes in market conditions may have an impact on the timing of completion of this transaction. While we have been successful in completing our past structured loan transactions in a timely manner, due to the risky nature of these transactions and the many factors which could cause us to further delay or postpone a transaction, there can be no assurance of a successful outcome.

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of loans we originate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans. The delay in completing our current structured loan sale transaction has had a negative impact on our ability to originate loans and our financial condition and results of operations. See “Factors That May Affect Future Operating Results — Asset-Backed Structured Loan Sale Transaction Market.”

     Since the majority of our loans receivable have variable rates of interest, the continuation of the low interest rate environment has had a negative impact on our revenues and net increase in net assets resulting from operations (hereinafter referred to as “net income”). During late 2002, we expected that interest rates would gradually increase during 2003 and 2004; however, interest rates decreased during the first half of 2003. We expect that short-term interest rates will remain at current levels or possibly decrease during the remainder of 2003.

     Interest rate increases generally cause valuation decreases in our portfolio, while interest rate decreases generally cause valuation increases in our portfolio. However, these valuation changes have no impact on our cash flow from operations, the cash available for distribution to our shareholders or the determination by the Board of the level of quarterly dividend distributions. See “Quantitative and Qualitative Disclosures About Market Risk.”

PORTFOLIO INFORMATION

Lending Activities

     General

     The fair value of our loans receivable was $95.0 million and $87.2 million at June 30, 2003 and December 31, 2002, respectively. During the six months ended June 30, 2003 and 2002, we originated loans totaling $19.6 million and $19.5 million and received repayments, including proceeds from the sale of our guaranteed SBA 7(a) program loans, of $9.8 million (of which approximately $2.8 million represented prepayments and $1.6 million represented scheduled maturities) and $13.9 million (of which approximately $8.8 million represented prepayments), respectively. During the year ended December 31, 2002, we originated $46.1 million of loans. Our commitments to fund new loans decreased to $20.9 million at June 30, 2003 from $29.4 million at December 31, 2002. See “Liquidity and Capital Resources.” At June 30, 2003, all of our outstanding commitments were for variable-rate loans, and given the current low interest rate environment along with competitive conditions, we expect to continue to originate primarily variable-rate loans. Our serviced loan portfolio (which includes our loans receivable which have been sold through structured loan sale transactions and the sold government guaranteed portion of loans originated under the SBA 7(a) program (together, our “Sold Loans”)) decreased by $2.1 million (0.7%) to $310.9 million at June 30, 2003 from $313.0 million at December 31, 2002.

     At June 30, 2003 and December 31, 2002, approximately $83.4 million and $71.3 million, respectively, of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either LIBOR or the prime rate. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5%. The spread that we charge over the prime rate generally ranges from 2.0% to 2.75%. It is anticipated that new commitments will have an interest rate floor of 6%. The LIBOR (the “Effective LIBOR”) and prime rate (the “Effective Prime Rate”) used in determining interest rates to be charged to our borrowers for the third quarter of 2003 (set on July 1, 2003) are 1.11% and 4.00%, respectively. In comparison, the effective LIBOR and effective prime rate during the second quarter of 2003 (set on April 1, 2003) were 1.29% and 4.25%, respectively.

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

     There can be no assurance that Special Mention Loans will not become Impaired Loans in the future if there is deterioration in the value of the collateral. Each Problem Loan is valued by the Board based upon a determination of fair value of the collateral and other collections since our Problem Loans are all collateral dependent.

     Our Problem Loans were as follows:

	June 30, 2003		December 31, 2002

	Amount	%	Amount	%

	(Dollars in thousands)
Impaired Loans (1):
Loans receivable	$1,736	1.8%	$5,728	6.5%
Sold loans of SPEs	—	—	2,343	1.3%

	$1,736	0.7%	$8,071	3.1%

Special Mention Loans (1):
Loans receivable	$4,267	4.5%	$3,248	3.7%
Sold loans of SPEs	4,806	2.9%	5,226	3.0%

	$9,073	3.5%	$8,474	3.3%

(1)	Since the sold SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loss. The denominator for calculating the above percentages does not include our SBA 7(a) guaranteed loans that have been sold.

     The value of our loans receivable at June 30, 2003 has been reduced by unrealized depreciation of $333,000. Our retained Impaired Loans as of December 31, 2002, included a loan ($1.2 million) collateralized by a golf facility that was repurchased from an SPE during December 2002 and was acquired through foreclosure during the first quarter of 2003 by one of our non-investment company act subsidiaries. Our retained Impaired Loans as of December 31, 2002 also included a loan ( $1.1 million) collateralized by a limited service hospitality property that was acquired through foreclosure during the second quarter of 2003. See “Assets Acquired in Liquidation.”

Retained Interests in Transferred Assets (“Retained Interests”)

     At June 30, 2003 and December 31, 2002, the recorded value of our Retained Interests was $37.6 million and $40.0 million, respectively. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans, (ii) required cash balances owned by the SPE and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE.

     The fair value of our Retained Interests is determined in good faith by our Board based on the present value of future cash flows we expect to receive from the SPEs. The future cash flows are based in part upon our estimates of prepayment speeds and loan losses on the loans receivable transferred to the SPEs. Prepayment speeds and loan losses were estimated based on the current and anticipated interest rate environment and competitive environment and our historical experience with these and similar loans receivable. The discount rates utilized are determined for each of the components of Retained Interests as estimates of market rates based on interest rate levels considering the risks inherent in the transaction. Changes in any of our assumptions, or actual results which deviate from our assumptions, may materially affect the value of our Retained Interests.

     The net unrealized appreciation on our Retained Interests at June 30, 2003 and December 31, 2002 was $3.2 million and $3.5 million, respectively, primarily relating to valuation increases resulting from the current interest rate environment. Any appreciation (depreciation) of our Retained Interests is included in the accompanying statements of operations as either a realized loss (if there is a reduction in expected future cash flows) or an unrealized gain (loss) on investments. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

     With the exception of the 2000 Joint Venture, which has had aggregate losses of 4.27% to date, our SPEs have not had any loan losses and minimal 60-day delinquencies. There can be no assurance that we will continue to achieve these types of results in future periods.

Assets Acquired in Liquidation

     Detailed below are assets repurchased by us and recorded on our balance sheet as assets acquired in liquidation and assets repurchased by one of our non-investment company subsidiaries.

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

     Owned by PMC Capital and Subsidiaries

     At June 30, 2003, the aggregate recorded value of our assets acquired in liquidation was approximately $3.2 million and consisted primarily of three operating limited service hospitality properties, one of which was sold subsequent to June 30, 2003.

     During the six months ended June 30, 2003 and 2002, we incurred losses from operating our assets acquired in liquidation of approximately $151,000 and $107,000, respectively. We sold one of these properties in July 2003. In addition, effective April 1, 2003, another property was leased under an operating lease to one of our non-consolidated non-investment company subsidiaries. The remaining property is currently being operated by a third party management company on behalf of PMC Capital. There can be no assurance that we will be able to sell our remaining properties in the near future.

     In May 2003, we acquired a limited service hospitality property through foreclosure. The estimated value of the property at June 30, 2003 was approximately $1.1 million. In July 2003, we sold the property for approximately $1.1 million; therefore, no gain or loss was recorded on the sale. We financed the sale through the origination of a loan of $900,000 at an interest rate of LIBOR plus 4.5%. The loan matures in 2023.

     Owned by Non-Consolidated Subsidiaries

     Assets have also been acquired by, transferred to or leased to our non-consolidated subsidiaries or acquired by or transferred to our SPEs: (i) to reduce liability exposure, (ii) to reduce the risk of non-compliance with revenue requirements of the Internal Revenue Code of 1986, as amended or (iii) if the acquisition was required by an SPE’s transaction documents.

     In January 2003, our non-investment company subsidiary, PMC Asset Holding, LLC (“Asset Holding”), acquired a golf facility that was collateral for a loan receivable held by PMC Capital. The property was valued at $1.4 million at June 30, 2003, based on our estimate of the net proceeds expected from the sale of the property and reduced for taxes, anticipated holding costs and selling costs. Subsequent to June 30, 2003, we received a $100,000 non-refundable deposit in conjunction with the proposed sale of this property.

     In May 2003, a limited service hospitality property with an aggregate estimated value of $1.5 million at June 30, 2003, was transferred from the 2000 Joint Venture to Asset Holding. We are currently marketing this property for sale.

     Our non-consolidated non-investment company subsidiaries have incurred costs, primarily operating losses and capital expenditures, on their assets acquired in liquidation, including operating losses. During both the three and six months ended June 30, 2003, our non-consolidated subsidiaries incurred operating losses of approximately $57,000. These losses were recorded as reductions in our equity in income of unconsolidated subsidiaries, net and advisory fee income in our consolidated statements of operations. There can be no assurance that we will be able to sell these properties in the near future; therefore, operating losses will likely continue and may be substantial.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

     Overview

     Net investment income decreased by $995,000 (30%), to $2,345,000 during the six months ended June 30, 2003 from $3,340,000 during the six months ended June 30, 2002. Net income decreased by $2,398,000 (58%), to $1,746,000 during the six months ended June 30, 2003 from $4,144,000 during the six months ended June 30, 2002. Earnings per share decreased $0.20 (59%), to $0.14 per share during the six months ended June 30, 2003 from $0.34 per share during the six months ended June 30, 2002. The decrease in net income is primarily due to:

•	a decrease in the gain on sale of assets of $1,463,000 as there were no loans sold during the six months ended June 30, 2003 while we sold loans in a structured loan sale transaction completed during April 2002;

•	decreased interest income of $1,015,000 primarily due to an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans; and

•	expensing of merger related costs of $519,000, required to be expensed as incurred.

     Partially offsetting these decreases in net income was a decrease in interest expense of $858,000 due primarily to the repayment during 2002 of debentures due the SBA ($17.0 million) and notes payable ($5.0 million).

     Significant changes in our income and expenses are further described below.

     Investment Income

     Interest income decreased by $1,015,000 (24%), to $3,242,000 for the six months ended June 30, 2003 from $4,257,000 for the six months ended June 30, 2002. Interest income consisted of the following:

	Six Months Ended June 30,		Increase (Decrease)

	2003	2002	Amount	Percentage

	(Dollars in thousands)
Interest income — loans	$3,042	$3,865	$(823)	(21.3%)
Commitment fees collected	189	134	55	41.0%
Interest income — other investments	11	258	(247)	(95.7%)

	$3,242	$4,257	$(1,015)	(23.8%)

     The decrease in our interest income was primarily the result of a decrease in variable interest rates, a decrease in our weighted average loans receivable and an increase in variable-rate loans. The weighted average Effective LIBOR and Effective Prime Rate decreased by 61 basis points and 50 basis points, respectively, from the six months ended June 30, 2002 to the six months ended June 30, 2003. Our weighted average loans receivable outstanding decreased $5.2 million (5%) to $93.7 million during the six months ended June 30, 2003 from $98.9 million during the six months ended June 30, 2002. Approximately 88% and 76% of our loans receivable had variable rates of interest as of June 30, 2003 and 2002, respectively. Accordingly, the weighted average interest rate on our loans receivable at June 30, 2003 was 6.1% compared to 7.1% at June 30, 2002, a reduction of 1.0%. In addition, interest income on our idle funds decreased by $247,000 due to decreasing interest rates and our reduced cash balances.

     Income from Retained Interests decreased by $251,000 (10%), to $2,267,000 during the six months ended June 30, 2003 from $2,518,000 during the six months ended June 30, 2002. The income from Retained Interests consists of the yield on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The annualized yield on our Retained Interests decreased to 11.8% during the six months ended June 30, 2003 from 14.0% during the six months ended June 30, 2002; however, the weighted average balance of our Retained Interests increased from $35.9 million during the six months ended June 30, 2002 to $38.5 million during the six months ended June 30, 2003 due primarily to the April 2002 structured loan sale transaction.

     Expenses

     Interest expense

     Interest expense decreased by $858,000 (35%), to $1,563,000 during the six months ended June 30, 2003 from $2,421,000 during the six months ended June 30, 2002. Interest expense results primarily from interest on (i) our notes payable ($40.0 million and $45.0 million outstanding as of June 30, 2003 and 2002, respectively) with a weighted average interest rate of 4.6% and weighted average remaining maturity of 1.7 years as of June 30, 2003, (ii) debentures due the SBA ($14.3 million outstanding as of June 30, 2003 and $31.3 million outstanding as of June 30, 2002), with a weighted average interest rate of 7.7% and weighted average remaining maturity of 4.7 years as of June 30, 2003 and (iii) advances under our revolving credit facility ($6.3 million outstanding as of June 30, 2003 with a weighted average interest rate of 2.9%). The primary reasons for the decrease in interest expense were the repayment during September and December 2002 of $17.0 million in debentures and $5.0 million in notes payable and a reduction in the average interest rates on our LIBOR-based notes payable of 61 basis points ($25.0 million in variable-rate notes payable outstanding as of both June 30, 2003 and 2002) from the six months ended June 30, 2002 to the six months ended June 30, 2003. Interest expense consisted of the following:

	Six Months Ended
	June 30,

	2003	2002

	(In thousands)
Notes payable	$938	$1,185
SBA debentures	556	1,229
Revolving credit facility and other	69	7

	$1,563	$2,421

     Merger related costs

     Merger related costs of $519,000 were expensed during the six months ended June 30, 2003 representing primarily external investment banker and legal fees incurred in conjunction with the ongoing activities related to our proposed merger with PMC Commercial. Our merger related costs are required to be expensed as they are incurred.

     Realized and unrealized gain (loss) on investments

     Realized and unrealized gain (loss) on investments decreased $1,403,000 to a loss of $599,000 during the six months ended June 30, 2003 compared to a gain of $804,000 during the six months ended June 30, 2002. The primary reason for the decrease was a gain of $1,463,000 on our structured loan sale transaction ($43.2 million of loans receivable) completed in the second quarter of 2002. There was no structured loan sale transaction completed during the six months ended June 30, 2003. Our realized and unrealized gain (loss) on investments consisted of the following:

	Six Months Ended June 30, 2003

	(In thousands)
		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$(129)	$—	$(453)	$(582)
Change in unrealized appreciation (depreciation) on investments	(223)	(172)	378	(17)

Total realized and unrealized loss on investments	$(352)	$(172)	$(75)	$(599)

	Six Months Ended June 30, 2002

	(In thousands)
		Assets
	Retained	Acquired	Loans
	Interests (1)	in Liquidation	Receivable	Total

Realized losses	$(302)	$—	$(163)	$(465)
Sale of assets	—	—	1,463	1,463
Change in unrealized appreciation (depreciation) on investments	350	(460)	(84)	(194)

Total realized and unrealized gain (loss) on investments	$48	$(460)	$1,216	$804

(1)	Includes the mortgage-backed security of our affiliate.

     Retained Interests

     The primary reason for the unrealized depreciation of $223,000 and the realized losses of $129,000 on our Retained Interests during the six months ended June 30, 2003 was a reduction in our expectation of future cash flows from the interest to be received on our underlying loans receivable and reserve funds.

     The primary reason for the unrealized appreciation of $350,000 during the six months ended June 30, 2002 was a decrease in the discount rates used to value our Retained Interests. The decrease in discount rates caused unrealized appreciation of $594,000 during the six months ended June 30, 2002. The decrease in discount rates was a result of the lower interest rate environment at June 30, 2002 compared to December 31, 2001. The realized losses of $302,000 were primarily a result of (i) higher than anticipated prepayment activity and (ii) lower than anticipated income on our underlying loans receivable and reserve funds.

     Loans Receivable

     We recognized a net loss of $75,000 consisting of unrealized appreciation and realized losses on our loans receivable during the six months ended June 30, 2003 compared to a net loss of $247,000 consisting of realized and unrealized losses on our loans receivable during the six months ended June 30, 2002. Net losses on our loans (realized and unrealized) were 0.37% and 0.75% of our weighted average outstanding loans receivable during the twelve-month periods ended June 30, 2003 and 2002, respectively.

     Assets Acquired in Liquidation

     We recorded $172,000 in unrealized losses on our assets acquired in liquidation during the six months ended June 30, 2003 related primarily to devaluation of collateral. We recorded $460,000 in unrealized losses on our assets acquired in liquidation during the six months ended June 30, 2002 due primarily to devaluation of collateral, additional capital expenditures and increased expected holding costs.

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

     Overview

     Net investment income decreased by $22,000 (2%), to $1,199,000 during the three months ended June 30, 2003 from $1,221,000 during the three months ended June 30, 2002. Net income decreased by $1,376,000 (56%), to $1,088,000 during the three months ended June 30, 2003 from $2,464,000 during the three months ended June 30, 2002. Earnings per share decreased $0.11 (55%), to $0.09 per share during the three months ended June 30, 2003 from $0.20 per share during the three months ended June 30, 2002. The decrease in net income is primarily due to:

•	a decrease in the gain on sale of assets of $1,463,000 as no loans were sold during the three months ended June 30, 2003 while we sold loans in a structured loan sale transaction completed during April 2002; and
•	expensing of merger related costs of $197,000, required to be expensed as incurred.

     Partially offsetting these decreases in net income was a decrease in interest expense of $434,000 due primarily to the repayment during 2002 of debentures due the SBA ($17.0 million) and notes payable ($5.0 million).

     Significant changes in our income and expenses are further described below.

     Investment Income

     Interest income decreased by $41,000 (2%), to $1,609,000 for the three months ended June 30, 2003 from $1,650,000 for the three months ended June 30, 2002. Interest income consisted of the following:

	Three Months Ended June 30,		Increase (Decrease)

	2003	2002	Amount	Percentage

	(Dollars in thousands)
Interest income — loans	$1,550	$1,389	$161	11.6%
Commitment fees collected	56	63	(7)	(11.1%)
Interest income — other investments	3	198	(195)	(98.5%)

	$1,609	$1,650	$(41)	(2.5%)

     The slight decrease in our interest income was primarily the result of decreased idle funds interest. Interest income on our idle funds decreased by $195,000 due to decreasing interest rates and our reduced cash balances. However, our interest income increased by $161,000. The weighted average Effective LIBOR and Effective Prime Rate decreased by 74 basis points and 50 basis points, respectively, from the three months ended June 30, 2002 to the three months ended June 30, 2003. In addition, approximately 88% and 76% of our loans receivable had variable rates of interest as of June 30, 2003 and 2002, respectively. The weighted average interest rate at June 30, 2003 was 6.1% compared to 7.1% at June 30, 2002, a reduction of 1.0%; however, our weighted average loans receivable outstanding increased $5.4 million (6%) to $95.6 million during the three months ended June 30, 2003 from $90.2 million during the three months ended June 30, 2002.

     Income from Retained Interests decreased by $273,000 (20%), to $1,098,000 for the three months ended June 30, 2003 from $1,371,000 for the three months ended June 30, 2002. The income from Retained Interests consists of the yield on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The annualized yield on our Retained Interests decreased to 11.7% during the three months ended June 30, 2003 from 14.0% during the three months ended June 30, 2002 and our weighted average balance of our Retained Interests decreased from $39.0 million during the three months ended June 30, 2002 to $37.6 million during the three months ended June 30, 2003.

     Expenses

     Interest expense

     Interest expense decreased by $434,000 (36%), to $781,000 during the three months ended June 30, 2003 from $1,215,000 during the three months ended June 30, 2002. Interest expense results primarily from interest on (i) our notes payable ($40.0 million and $45.0 million outstanding as of June 30, 2003 and 2002, respectively) with a weighted average interest rate of 4.6% and weighted average remaining maturity of 1.7 years as of June 30, 2003, (ii) debentures due the SBA ($14.3 million outstanding as of June 30, 2003 and $31.3 million outstanding as of June 30, 2002), with a weighted average interest rate of 7.7% and weighted average remaining maturity of 4.7 years as of June 30, 2003 and (iii) advances under our revolving credit facility ($6.3 million outstanding as of June 30, 2003 with a weighted average interest rate of 2.9%). The primary reasons for the decrease in interest expense were the repayment during September and December 2002 of $17.0 million in debentures and $5.0 million in notes payable and a reduction in the average interest rates on our LIBOR-based notes payable of 74 basis points ($25.0 million in variable-rate notes payable outstanding as of both June 30, 2003 and 2002) from the three months ended June 30, 2002 to the three months ended June 30, 2003. Interest expense consisted of the following:

	Three Months Ended
	June 30,

	2003	2002

	(In thousands)
Notes payable	$467	$590
SBA debentures	275	619
Revolving credit facility and other	39	6

	$781	$1,215

     Merger related costs

     Merger related costs of $197,000 were expensed during the three months ended June 30, 2003 representing primarily external investment banker and legal fees incurred in conjunction with the ongoing activities related to our proposed merger with PMC Commercial. Our merger related costs are required to be expensed as they are incurred.

     Realized and unrealized gain (loss) on investments

     Realized and unrealized gain (loss) on investments decreased $1,354,000 to a loss of $111,000 during the three months ended June 30, 2003 compared to a gain of $1,243,000 during the three months ended June 30, 2002. The primary reason for the decrease was a gain of $1,463,000 on our structured loan sale ($43.2 million of loans receivable) completed in the second quarter of 2002. There was no structured loan sale transaction completed during the second quarter of 2003. Our realized and unrealized gain (loss) on investments consisted of the following:

	Three Months Ended June 30, 2003

	(In thousands)
		Assets
	Retained	Acquired in	Loans
	Interests (1)	Liquidation	Receivable	Total

Realized losses	$—	$—	$(367)	$(367)
Change in unrealized appreciation (depreciation) on investments	17	(110)	349	256

Total realized and unrealized gain (loss) on investments	$17	$(110)	$(18)	$(111)

	Three Months Ended June 30, 2002

	(In thousands)
		Assets
	Retained	Acquired in	Loans
	Interests (1)	Liquidation	Receivable	Total

Realized losses	$(302)	$—	$(7)	$(309)
Sale of assets	—	—	1,463	1,463
Change in unrealized appreciation (depreciation) on investments	593	(386)	(118)	89

Total realized and unrealized gain (loss) on investments	$291	$(386)	$1,338	$1,243

(1)	Includes the mortgage-backed security of our affiliate.

     Retained Interests

     The primary reason for the unrealized appreciation of $17,000 on our Retained Interests during the three months ended June 30, 2003 was an increase in our expectation of future cash flows from the interest to be received on our underlying loans receivable.

     The primary reason for the unrealized appreciation of $593,000 during the three months ended June 30, 2002 was a decrease in the discount rates used to value our Retained Interests. The decrease in discount rates caused unrealized appreciation of $778,000 during the three months ended June 30, 2002. The decrease in discount rates was a result of the lower interest rate environment at June 30, 2002 compared to March 31, 2002. The realized losses of $302,000 resulted primarily from (i) higher than anticipated prepayment activity and (ii) lower than anticipated income on our underlying loans receivable and reserve funds.

     Loans Receivable

     We recognized a net loss of $18,000 consisting of unrealized appreciation and realized losses on our loans receivable during the three months ended June 30, 2003 compared to a loss of $125,000 consisting of realized and unrealized losses on our loans receivable during the three months ended June 30, 2002. During the three months ended June 30, 2002, we recorded unrealized depreciation on a loan collateralized by a limited service hospitality property.

     Assets Acquired in Liquidation

     We recorded $110,000 in unrealized losses on our assets acquired in liquidation during the three months ended June 30, 2003 related primarily to devaluation of collateral. We recorded $386,000 in unrealized losses on our assets acquired in liquidation during the three months ended June 30, 2002 related to devaluation of collateral, additional capital expenditures and increased expected holding costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated cash flows from operating activities of $1,892,000 and $2,898,000 during the six months ended June 30, 2003 and 2002, respectively. The primary source of funds from operating activities is our net investment income which was $2,345,000 and $3,340,000 (a decrease of $995,000) during the six months ended June 30, 2003 and 2002, respectively. Our cash flows from operating activities are also affected by the change in our current assets and current liabilities and our SBA 7(a) lending activity. Funds available from our SBA 7(a) lending activity increased $1,348,000 while our other operating assets and liabilities decreased by $1,347,000.

     We used cash of $7,869,000 and generated cash of $33,040,000 from investing activities during the six months ended June 30, 2003 and 2002, respectively. This $40,909,000 decrease in cash flows provided from investing activities relates primarily to a decrease in proceeds from structured loan sale transactions of $37,901,000 and a net increase in loans funded less principal collected of $5,572,000. We completed our 2002 structured loan sale transaction during the six months ended June 30, 2002 while no structured loan sale transaction was completed during the six months ended June 30, 2003. Partially offsetting the reduced cash flow from investing activities were an increase in our advances from affiliates, net, of $981,000 and a decrease in investment in Retained Interests of $2,484,000 relating primarily to our investment in the 2002 structured loan sale transaction.

     We generated cash of $3,211,000 and used cash of $4,391,000 in financing activities during the six months ended June 30, 2003 and 2002, respectively. This $7,602,000 increase in cash flows from financing activities primarily relates to an increase in proceeds from our revolving credit facility, net, of $6,250,000 and a reduction in dividends paid on our common stock of $1,423,000. The increased use of our revolving credit facility was due in part to the delay in completing a structured loan sale transaction. See “Factors That May Affect Future Operating Results — Asset-Backed Structured Loan Sale Transaction Market.”

Sources and Uses of Funds

     Overview

     At June 30, 2003, we had approximately $2.7 million of cash and cash equivalents, availability of $8.7 million under our revolving credit facility and $12.2 million in outstanding commitments from the SBA to provide additional SBA debentures. Our outstanding commitments to fund loans were $20.9 million at June 30, 2003. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

     During the remaining half of 2003, we anticipate loan originations will range from $12 million to $20 million. We expect our loan originations anticipated to occur during the next twelve months, including those on which we have commitments at June 30, 2003, to be funded primarily through (i) a structured loan sale transaction, (ii) issuance of SBA debentures and (iii) advances under our revolving credit facility. We are currently in the process of co-securitizing a pool of loans with PMC Commercial and expect the transaction to be completed in September 2003, unless additional delays are encountered. See “Factors That May Affect Future Operating Results — Asset-Backed Structured Loan Sale Transaction Market.”

     We repaid $5.0 million in notes payable with an interest rate of 8.6% at maturity in July 2003 through an advance on our revolving credit facility.

     Sources of Funds

     General

     We expect that the sources of funds described below should be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels, refer commitments to PMC Commercial, or sell assets.

     To meet our liquidity requirements, including origination of new loans, we primarily generate funds from the following sources:

•	Structured loan sales;
•	Issuance of SBA debentures; and
•	Borrowings under our short-term, unsecured revolving credit facility and/or guidance line.

     A reduction in the availability of these sources of funds could have a material adverse effect on our financial condition and results of operations. See “Structured Loan Sale Transactions.”

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

     Structured Loan Sale Transactions

     Our primary source of funds has been structured loan sale transactions. We generated net proceeds of $37.9 million, $44.5 million and $24.7 million from the completion of our 2002, 2001 and 2000 structured loan sale transactions, respectively. It is anticipated that our primary source of working capital during 2003 will be a structured loan sale transaction. We expected to complete this structured loan sale transaction during the first half of 2003. While we believe we could have completed a transaction during the second quarter of 2003, we delayed our transaction since the terms of the transactions available in the market were not considered favorable to us (i.e., the transaction size and cost did not reflect the value of the transaction). The market for the type of asset-backed securities that we originate was relatively inefficient during the first half of 2003 as a result of the sluggishness of the economy, geopolitical uncertainty and the impact of the ongoing conflict in the Middle East. We anticipate co-securitizing with PMC Commercial approximately $57.6 million of our variable-rate loans receivable, which we expect to complete in September 2003. Changes in market conditions may have an impact on the timing of completion of this transaction. While we have been successful in completing our past structured loan transactions in a timely manner, due to the risky nature of these transactions and the many factors which could cause us to further delay or postpone a transaction, there can be no assurance of a successful outcome. See “Factors That May Affect Future Operating Results — Asset-Backed Structured Loan Sale Transaction Market.”

     Since we rely on structured loan sale transactions as our primary source of operating capital to fund new loan originations, any adverse changes in our ability to complete this type of transaction, including any negative impact on the asset-backed securities market for the type of loans we originate, could have a detrimental effect on our ability to sell loans receivable thereby reducing our ability to originate loans. The delay in completing our current structured loan sale transaction has had a negative impact on our ability to originate loans and our financial condition and results of operations.

     Debt

     For our short-term working capital needs, we have a revolving credit facility. The aggregate amount outstanding pursuant to this facility cannot exceed $15 million through the earlier of the closing of our next structured loan sale transaction or October 28, 2003, and $10 million thereafter. When the facility reverts to $10 million, we will also have available a guidance line facility of $5 million, subject to bank approval. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires that we meet certain covenants (terms as defined in the agreement), the most restrictive of which provides that (i) the ratio of net charge-offs to net loans receivable may not exceed 2%, (ii) the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries and (iii) the problem loans percentage cannot exceed 10% of our serviced loan portfolio. At June 30, 2003, we were in compliance with all covenants of this facility. As of June 30, 2003, we had approximately $6.3 million outstanding under this facility with interest based primarily on LIBOR. The facility matures in May 2004.

     We have $40.0 million of notes payable which require us to meet certain covenants, the most restrictive of which require (i) that net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At June 30, 2003, we were in compliance with all of the covenants of these notes.

     Included in notes payable are $5.0 million with an interest rate of 8.60% that matured and were repaid in July 2003 through an advance on our revolving credit facility.

     At June 30, 2003, we had outstanding commitments from the SBA to provide up to $12.2 million ($4.2 million expiring September 2003, $1.0 million expiring September 2004 and $7.0 million expiring September 2007) in additional SBA debentures. We currently anticipate utilizing $5.2 million of these commitments during the third quarter of 2003, subject to SBA approval.

     Uses of Funds

     General

     Our primary use of funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds for payment of dividends to shareholders, principal payments on borrowings, interest and salaries and other general and administrative expenses.

     As a regulated investment company, pursuant to the Internal Revenue Code of 1986, as amended, we are required to pay out substantially all of our taxable net income to our common shareholders. See “Dividends.”

     Loan Originations

     At June 30, 2003, commitments to originate loans were approximately $20.9 million. We anticipate that our loan origination volume (which averaged $11.5 million per quarter during 2002) will range from $12 million to $20 million during the remaining half of 2003.

     Impact of Inflation

     To the extent that we originate fixed-rate loans while we borrow funds at variable rates, we have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. Currently we are originating variable-rate loans and $31.3 million of our debt has variable rates of interest; therefore, we do not believe inflation will have a significant impact on us in the near future. To the extent costs of operations rise while economic conditions prevent a matching rise in revenue rates (i.e., room rates, menu prices, gasoline prices, etc.), our borrowers would be negatively impacted and valuation losses could result. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we could experience pressure to increase our income and our dividend yield to maintain our stock price.

Summarized Contractual Obligations, Commitments and Contingencies

     Our contractual obligations at June 30, 2003 are summarized as follows:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes and debentures payable	$54,310	$10,000	$27,000	$10,000	$7,310
Revolving credit facility	6,250	6,250	—	—	—
Cumulative preferred stock
of subsidiary (1)	4,000	—	—	—	4,000
Operating leases (2)	166	166	—	—	—
Employment agreements (3)	2,116	1,182	934	—	—

Total contractual cash obligations	$66,842	$17,598	$27,934	$10,000	$11,310

(1)	The 4% preferred stock of our subsidiary was issued in 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.

(2)	Represents future minimum lease payments under our lease for office space.

(3)	We have employment agreements with certain of our officers.

     Our commitments at June 30, 2003 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Environmental (2)	—	—	—	—	—
Other commitments (3)	20,879	20,879	—	—	—

Total commitments	$20,879	$20,879	$—	$—	$—

(1)	Represents our cross indemnification agreements with PMC Commercial related to the SPEs created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000 with a maximum exposure at June 30, 2003 of $32.8 million. We valued our obligations pursuant to these cross indemnification agreements at zero.

(2)	PMC Funding, our non-consolidated, non-investment company act subsidiary, has recorded a liability of approximately $250,000 for the estimated remaining costs to remediate an environmental obligation related to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. We cannot currently estimate when or if the full obligation may be required to be paid. There can be no assurance of the accuracy of this estimate.

(3)	Represents loan commitments outstanding.

     See Note 14 to the accompanying consolidated financial statements for a discussion of commitments and contingencies.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Asset-Backed Structured Loan Sale Transaction Market: A number of factors could impair our ability, or alter our decision, to complete a structured loan sale transaction. These factors include, but are not limited to:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” they require in order to purchase the asset-backed securities or cease acquiring our type of asset-backed security;
•	A deterioration in the performance of either our loans receivable or the loans receivable of PMC Commercial may deter potential investors from purchasing our asset-backed securities;
•	A deterioration in the operations of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;
•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and
•	A change in the underlying criteria utilized by the rating agencies may cause our transactions to receive lower ratings than previously issued thereby increasing the cost of capital on our transaction.

     In the event a structured loan sale transaction is delayed or unable to be completed, we will either have to increase our capacity under our revolving credit facility, enter into new debt agreements, cease or reduce originating new loans until a structured loan sale transaction is completed or sell assets, potentially on unfavorable terms. In addition, we may choose to sell the pool of loans receivable on unfavorable terms (reducing our future cash flows) including:

•	Increased interest rate spreads;
•	Increased cash reserve requirements;
•	Increased subordinated portions of loans receivable; or
•	Decreased transaction size.

     Loan Origination Trend: We primarily originate variable-rate loans based on LIBOR which currently provides a lower cost variable interest rate alternative to our borrowers than our fixed-rate loan products. As a result of the uncertainties in the marketplace due to the sluggishness of the economy and the impact of the ongoing conflict in the Middle East, fewer hospitality properties are being marketed to be sold or refinanced; therefore, fewer property sales are requiring financing. In addition, we did not complete a structured loan sale transaction that we had expected to be completed prior to June 30, 2003. Our commitments outstanding at June 30, 2003 of $20.9 million are less than our commitments outstanding at December 31, 2002 of $29.4 million. We expect that our commitments will continue to decrease until the market for limited service hospitality properties improves and a structured loan sale transaction is completed. As a result, our fundings during the first half of 2003 did not meet our expectations, and our anticipated fundings during the remaining half of 2003 more than likely will not meet our prior expectations. During the remaining six months of 2003, we anticipate that our loan originations will range from $12 million to $20 million.

     Hospitality Industry Factors: Reductions in business and discretionary travel continue to cause a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). These reductions were primarily caused by (i) traveler concerns about the safety and convenience of air travel, (ii) a general reluctance to be away from home and (iii) a downturn in corporate profits, investments and transactions which led to aggressive business travel reductions. Although the Federal Reserve lowered interest rates during the last three years to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence, which continued into the beginning of 2003, caused a significant strain on the travel and hotel industries as well as numerous other industries. Political uncertainties impeded a rebound in consumer and investor confidence and spending. However, the limited service segment of the hospitality industry has been less impacted and has continued to outperform the luxury and upscale sectors which experienced the weakest performance.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our loans receivable are located on interstate highways. Historically, when gas prices sharply increase, occupancy rates for properties located on interstate highways decrease.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     Information regarding recently issued accounting pronouncements is included in Note 6 to the accompanying consolidated financial statements.

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which imposes a wide variety of regulatory requirements on publicly-held companies. These requirements include, but are not limited to:

•	requires certification by the chief executive officer and chief financial officer that periodic financial statements filed with the Securities and Exchange Commission (the “SEC”) present fairly the operations and financial condition of the Company;
•	prohibits making loans to corporate executives;
•	establishes a reporting obligation with respect to disclosure controls and procedures requiring the chief executive officer and chief financial officer to certify in periodic reports filed with the SEC that they are responsible for establishing and maintaining disclosure controls and procedures for the Company and if there were significant changes in internal controls subsequent to the date of their evaluation;
•	requires that our annual reports (beginning December 31, 2004) contain an internal control report stating management’s responsibility for establishing and maintaining adequate internal controls and procedures for financial reporting and management’s conclusions regarding the effectiveness of internal controls and procedures for financial reporting attested to and reported on by the external auditor; and
•	reduces the mandatory period for principal stockholders or senior executives to disclose changes in ownership of securities to two business days after changes are executed.

     The Act required us to evaluate our current policies and procedures to ensure our compliance with current laws and regulations. We will continue to monitor our compliance with all future regulations that are adopted and will take any necessary actions to maintain compliance.

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

     On January 13, 2003 and April 14, 2003, we paid $0.12 per share in dividends to common shareholders of record on December 31, 2002 and March 31, 2003. We declared a $0.12 per share dividend to common shareholders of record on June 30, 2003 which was paid on July 14, 2003. Our Board may amend the level of quarterly dividends as warranted by actual and/or anticipated earnings.

     On May 28, 2003, President Bush signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003, which reduced the tax rate on both dividends and long-term capital gains for most non-corporate taxpayers to 15% until 2008. This reduced maximum tax rate generally does not apply to ordinary regulated investment company (“RIC”) dividends, which continue to be subject to tax at the higher rates applicable to ordinary income (a maximum rate of 35% under the new legislation). The new 15% maximum tax rate, however, does apply to certain RIC distributions. This legislation may cause shares in non-RIC corporations to be a more attractive investment to individual investors than shares in RICs and may adversely affect the market price of our common shares.

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

LOANS RECEIVABLE

     Our variable-rate loans receivable are generally at spreads over LIBOR ($63.5 million and $48.7 million at June 30, 2003 and December 31, 2002, respectively) or the prime rate ($19.9 million and $22.6 million at June 30, 2003 and December 31, 2002, respectively) consistent with the market. Accordingly, increases or decreases in interest rates will generally not have a material impact on the valuation of our variable-rate loans receivable.

     At June 30, 2003 and December 31, 2002, we had $83.4 million and $71.3 million of variable-rate loans receivable, respectively and $31.3 million and $25.0 million of variable-rate debt at June 30, 2003 and December 31, 2002, respectively. We have interest rate risk on the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($52.1 million and $46.3 million at June 30, 2003 and December 31, 2002, respectively). To the extent variable rates continue to decrease we would have a decrease in interest income and interest expense. Since our variable-rate loans receivable exceed our variable-rate debt, reductions in variable interest rates will negatively impact our results of operations.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense and the value of net assets in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income net of interest expense at June 30, 2003, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net investment income by approximately $521,000 on an annual basis. In comparison, based on our analysis of the sensitivity of interest income net of interest expense at December 31, 2002, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net investment income by approximately $463,000.

     Changes in market interest rates do not have an immediate impact on interest income with regard to fixed-rate loans receivable, though they are considered by the Board. Our interest rate risk on our fixed-rate loans receivable is primarily related to prepayments and maturities. The average maturity of our loans receivable is less than their average contractual terms because of prepayments. The average life of mortgage loans tends to increase when the current mortgage loan rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when the current mortgage loan rates are substantially lower than rates on existing mortgage loans (due to refinancings of fixed-rate loans).

     At June 30, 2003 and December 31, 2002, we had $11.6 million and $15.9 million of fixed-rate loans receivable, respectively. The fair value of our fixed-rate loans receivable is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated.

NOTES AND DEBENTURES PAYABLE AND REVOLVING CREDIT FACILITY

     As of both June 30, 2003 and December 31, 2002, approximately $29.3 million of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Currently, market rates of interest are below the rates we are obligated to pay on the majority of our fixed-rate debt.

     The following tables present the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes on our outstanding debt at June 30, 2003 and December 31, 2002.

     Market risk disclosures related to our outstanding debt at June 30, 2003 consisted of the following:

	Twelve-Month Period Ending June 30,
							Carrying	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value (1)

	(In thousands)
Fixed-rate debt (2)	$5,000	$—	$17,000	$—	$—	$7,310	$29,310	$29,839
Variable-rate debt (primarily LIBOR-based)(3)	11,250	10,000	—	10,000	—	—	31,250	31,250

Totals	$16,250	$10,000	$17,000	$10,000	$—	$7,310	$60,560	$61,089

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at June 30, 2003 was 7.8%.

(3)	The weighted average interest rate of our variable-rate debt at June 30, 2003 was 2.7%.

     Market risk disclosures related to our outstanding debt at December 31, 2002 consisted of the following:

	Year Ending December 31,
							Carrying	Fair
	2003	2004	2005	2006	2007	Thereafter	Value	Value (1)

	(In thousands)
Fixed-rate debt (2)	$5,000	$—	$17,000	$—	$—	$7,310	$29,310	$29,915
Variable-rate debt (LIBOR-based) (3)	—	15,000	—	10,000	—	—	25,000	25,000

Totals	$5,000	$15,000	$17,000	$10,000	$—	$7,310	$54,310	$54,915

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2002 was 7.8%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2002 was 3.1%.

RETAINED INTERESTS

     We have an investment in Retained Interests which is valued by our Board based on various factors including estimates of appropriate discount rates. Changes in discount rates used in determining the fair value of the Retained Interests will have an impact on the recorded value and future earnings. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if discount rates were 100 basis points or 200 basis points higher than rates estimated at June 30, 2003, the value of our Retained Interests and our net income would decrease by approximately $1.5 million and $2.9 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if discount rates were 100 basis points or 200 basis points higher than rates estimated at December 31, 2002, the value of our Retained Interests and our net income would decrease by approximately $1.6 million and $3.0 million, respectively.

Item 4.
Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely notifying them of material information relating to us (including our consolidated subsidiaries) required to be disclosed in the reports we file or submit under the Exchange Act.

     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

ITEM 6. Exhibits and Reports on Form 8-K

     A. Exhibits

*2.4	Amendment No. 1 to Agreement and Plan of Merger by and between PMC Commercial Trust and PMC Capital, Inc. dated August 1, 2003.
3.1	Articles of Incorporation (incorporated by reference to Exhibit 1 to the Registration Statement on Form N-2 (Registration No. 33-2535) (the “N-2 Registration Statement”) dated June 28, 1983).
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4 (b) (1) to Amendment No. 9 to the N-2 Registration Statement dated May 1, 1991).
3.3	By-laws, as amended (incorporated by reference to Exhibit 2 to Amendment No. 7 to the N-2 Registration Statement dated May 5, 1989).
*10.29	Ninth Amendment to Credit Agreement dated June 30, 2003 between PMC Capital, Inc. and Bank One, N.A.
*10.30	Investment Management Agreement between PMC Capital, Inc., PMC Commercial Trust and PMC Advisers, Ltd. dated July 1, 2003.
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934
**32.1	Section 906 Certification — Chief Executive Officer
**32.2	Section 906 Certification — Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.

     B. Reports on Form 8-K

On May 15, 2003, we filed a report on Form 8-K pursuant to Item 12 related to our press release announcing our results of operations and financial condition for the three months ended March 31, 2003.

On June 30, 2003, we filed a report on Form 8-K pursuant to Item 12 related to our press release announcing our quarterly dividend declared and a delay in the completion of our proposed securitization.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date: 8/12/03	/s/ Lance B. Rosemore
Lance B. Rosemore
President and Chief Executive Officer

Date: 8/12/03	/s/ Barry N. Berlin
Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)