Form 10-Q
period 2003-09-30
PMC CAPITAL INC
filed 2003-11-14
CIK 722571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 10, 2003, Registrant had outstanding 11,853,516 shares of Common Stock, par value $.01 per share.

PMC CAPITAL, INC. AND SUBSIDIARIES

INDEX

PAGE NO.

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002	2

Consolidated Statements of Operations (Unaudited) - Three and Nine Months Ended September 30, 2003 and 2002	3

Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2003 and 2002	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3. Quantitative and Qualitative Disclosures about Market Risk	39

Item 4. Controls and Procedures	41

PART II. Other Information

Item 6. Exhibits and Reports on Form 8-K	42

PART I

Financial Information

ITEM I.

Financial Statements

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Investments at value:
Loans receivable	$100,336	$87,245
Retained interests in transferred assets	36,158	40,003
Assets acquired in liquidation	1,857	2,252
Mortgage-backed security of affiliate	1,300	1,381
Cash equivalents	854	4,915
Investment in unconsolidated subsidiaries	592	81
Restricted investments	46	299

Total investments at value	141,143	136,176

Other assets:
Due from affiliates	3,139	1,839
Deferred charges and other assets	903	728
Accrued interest receivable	425	225
Cash	266	563
Receivable for loans sold	85	637
Property and equipment, net	66	98

Total other assets	4,884	4,090

Total assets	$146,027	$140,266

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Current portion of notes and debentures payable	$15,000	$5,000
Revolving credit facility	9,250	—
Dividends payable	1,485	1,486
Borrower advances	1,306	1,754
Due to affiliates	1,173	102
Accounts payable	1,041	1,569
Accrued interest payable	371	748
Other liabilities	868	1,294

Total current liabilities	30,494	11,953

Notes and debentures payable	38,500	49,310
Redeemable preferred stock of subsidiary	4,000	—

Total long-term liabilities	42,500	49,310

Total liabilities	72,994	61,263

Commitments and contingencies

Cumulative preferred stock of subsidiary	3,000	7,000

Shareholders’ equity:
Common stock, authorized 30,000,000 shares of $0.01 par value, 11,853,516 shares issued and outstanding at September 30, 2003 and December 31, 2002	119	119
Additional paid-in capital	71,512	71,508
Dividends in excess of retained earnings	(3,432)	(2,022)
Net unrealized appreciation on investments	1,834	2,398

	70,033	72,003

Total liabilities and shareholders’ equity	$146,027	$140,266

Net asset value per common share	$5.91	$6.07

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(Unaudited)
Investment income:
Interest income	$4,905	$5,790	$1,663	$1,533
Income from retained interests in transferred assets	3,611	3,799	1,344	1,281
Advisory fee income	1,349	1,435	421	480
Premium income	477	317	133	46
Equity in income of unconsolidated subsidiaries, net	205	287	38	92
Other income, net	729	829	221	272

Total investment income	11,276	12,457	3,820	3,704

Expenses:
Salaries and related benefits	3,073	3,086	956	1,047
Interest	2,350	3,633	787	1,212
Merger related costs	755	—	236	—
General and administrative	607	678	179	196
Professional fees	315	253	134	57
Rent	228	249	76	81
Loss from operations of assets acquired in liquidation	151	277	—	170

Total expenses	7,479	8,176	2,368	2,763

Net investment income	3,797	4,281	1,452	941

Realized and unrealized gain (loss) on investments:
Realized losses	(793)	(1,588)	(211)	(1,123)
Sale of assets	—	1,463	—	—
Change in unrealized appreciation (depreciation) on investments	(564)	537	(547)	731

Total realized and unrealized gain (loss) on investments	(1,357)	412	(758)	(392)

Net increase in net assets resulting from operations	$2,440	$4,693	$694	$549

Preferred dividends	$147	$187	$22	$63

Basic and diluted weighted average common shares outstanding	11,854	11,854	11,854	11,854

Basic and diluted earnings per common share	$0.19	$0.38	$0.05	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended
	September 30,

	2003	2002

	(Unaudited)
Cash flows from operating activities:
Net increase in net assets resulting from operations	$2,440	$4,693
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by operating activities:
Loans funded, held for sale	(3,831)	(4,205)
Proceeds from sale of guaranteed loans	3,851	3,962
Realized and unrealized (gain) loss on investments	1,357	(412)
Unrealized premium (income) expense, net	(63)	10
Depreciation and amortization	71	190
Accretion of loan discount and deferred fees	(41)	(114)
Stock-based compensation charge	4	—
Equity in income of unconsolidated subsidiaries, net	(205)	(287)
Net change in other operating assets and liabilities	(1,802)	100

Net cash provided by operating activities	1,781	3,937

Cash flows from investing activities:
Loans funded	(21,925)	(23,489)
Principal collected on loans	7,328	12,722
Principal collected on retained interests in transferred assets	2,859	3,661
Principal collected on mortgage-backed security of affiliate	60	246
Proceeds from debt issued by SPE, net	—	37,901
Proceeds from sale of asset acquired in liquidation	134	—
Purchase of property and equipment	(5)	(30)
Investment in (proceeds from) assets acquired in liquidation, net	69	(343)
Investment in retained interests in transferred assets	(258)	(2,933)
Release of (investment in) restricted cash	253	(91)
Investment in unconsolidated subsidiary	(150)	—
Advances from affiliates, net	1,645	158

Net cash provided by (used in) investing activities	(9,990)	27,802

Cash flows from financing activities:
Proceeds from revolving line of credit, net	9,250	—
Issuance (repayment) of SBA debentures	4,190	(11,490)
Repayment of notes payable	(5,000)	—
Payment of dividends on common stock	(4,267)	(6,164)
Payment of dividends on preferred stock	(147)	(187)
Payment of debt issuance costs	(175)	—

Net cash provided by (used in) financing activities	3,851	(17,841)

Net increase (decrease) in cash and cash equivalents	(4,358)	13,898
Cash and cash equivalents, beginning of year	5,478	17,318

Cash and cash equivalents, end of period	$1,120	$31,216

The accompanying notes are an integral part of these consolidated financial statements.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Interim Financial Statements:

The accompanying consolidated balance sheet of PMC Capital, Inc. (“PMC Capital”) and its wholly-owned registered investment company subsidiaries (collectively, “we,” “us” or “our”) as of September 30, 2003 and the consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002 have not been audited by independent accountants. In the opinion of our management, the financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002. These adjustments are of a normal recurring nature.

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

The results for the nine and three months ended September 30, 2003 are not necessarily indicative of future financial results.

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

First Western, PMCIC and Western Financial are registered under the 1940 Act as diversified closed-end management investment companies. First Western is licensed as a small business lending company that originates loans through the Small Business Administration (“SBA”) 7(a) guaranteed loan program. PMCIC is a licensed specialized small business investment company under the Small Business Investment Act of 1958, as amended (“SBIA”). Western Financial is a licensed small business investment company under the Small Business Investment Act of 1958, as amended. In addition, PMC Capital is either directly or indirectly the sole shareholder or partner of several non-investment company act subsidiaries. These are: PMC Advisers, Ltd. and its subsidiary (“PMC Advisers”); PMC Funding Corp. and its subsidiary (“PMC Funding”); PMC Asset Holding, LLC (“Asset Holding”); PMC Capital, L.P. 1998-1 (the “1998 Partnership”) and PMC Capital, L.P. 1999-1 (the “1999 Partnership”).

In addition, at September 30, 2003, PMC Capital owned approximately 31% of PMC Joint Venture, L.P. 2000 (the “2000 Joint Venture”), 60% of PMC Joint Venture, L.P. 2001 (the “2001 Joint Venture”) and 61% of PMC Joint Venture, L.P. 2002-1 (the “2002 Joint Venture,” and together with the 1998 Partnership, the 1999 Partnership, the 2000 Joint Venture and the 2001 Joint Venture, the “SPEs”). PMC Commercial Trust (“PMC Commercial”), our affiliate through common management, owns the remaining interests in the 2000 Joint Venture, the 2001 Joint Venture and the 2002 Joint Venture (together, the “Joint Ventures”).

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidation
The consolidated financial statements include the accounts of PMC Capital and its wholly-owned registered investment company subsidiaries, First Western, PMCIC and Western Financial. All material intercompany balances and transactions have been eliminated.

PMC Advisers, which primarily acts as the investment advisor for PMC Commercial, and PMC Funding and Asset Holding, which hold assets on our behalf, are accounted for using the equity method of accounting in conformity with Federal securities laws.

Our ownership interests in the SPEs are accounted for as retained interests in transferred assets (“Retained Interests”) in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”).

Note. 4. Agreement and Plan of Merger:

On March 27, 2003, PMC Capital entered into an Agreement and Plan of Merger with PMC Commercial. Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee comprised of independent directors and unanimously approved by the Board of Directors of PMC Capital and the Board of Trust Managers of PMC Commercial. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur during the first quarter of 2004 but no later than February 29, 2004, is subject to approval by the shareholders of PMC Capital and PMC Commercial, certain governmental consents and customary closing conditions. As of September 30, 2003, we have expensed approximately $755,000 in costs related to the merger.

Note 5. Stock-Based Compensation Plan:

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” prospectively to all awards granted, modified or settled after January 1, 2003 pursuant to our stock-based compensation plan. Awards under the plan generally vest over a one-year period.

We granted 59,950 options during the three and nine months ended September 30, 2003 and recorded compensation expense of approximately $4,000.

The following table illustrates the effect on our net increase in net assets resulting from operations (“net income”) and earnings per share if the fair value based method had been applied to all outstanding previously granted and unvested awards in each period:

	Nine Months Ended September 30,				Three Months Ended September 30,

	2003		2002		2003		2002

	As	Pro-	As	Pro-	As	Pro-	As	Pro-
	Reported	Forma	Reported	Forma	Reported	Forma	Reported	Forma

	(In thousands, except per share data)
SFAS No. 123 charge	$4	$15	$—	$26	$4	$—	$—	$—
APB 25 charge	$—	$—	$—	$—	$—	$—	$—	$—
Net income	$2,440	$2,425	$4,693	$4,667	$694	$694	$549	$549
Basic and diluted earnings per common share	$0.19	$0.19	$0.38	$0.38	$0.05	$0.05	$0.04	$0.04

The effects of applying SFAS No. 123 in this pro-forma disclosure are not indicative of future amounts.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Recently Issued Accounting Pronouncements:

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The statement, which is effective for contracts entered into or modified after June 30, 2003 and hedging relationships designated after June 30, 2003, amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. The statement requires that contracts with comparable characteristics be accounted for similarly. Specifically, the statement (i) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (ii) clarifies when a derivative contains a financing component, (iii) amends the definition of an underlying to conform it to FASB Interpretation No. 45 and (iv) amends certain other related existing pronouncements. SFAS No. 149 did not impact our consolidated financial statements.

In May 2003, SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued. SFAS No. 150 is effective at the beginning of the first interim period beginning after June 15, 2003. The statement requires that a financial instrument which falls within the scope of the statement to be classified as a liability and initially measured at fair value. The following financial instruments are required to be classified as liabilities: (i) shares that are mandatorily redeemable, (ii) an obligation to repurchase the issuer’s equity shares or one indexed to such an obligation and that requires or may require settlement by transferring assets and (iii) the embodiment of an unconditional obligation that the issuer may or may not settle by issuing a variable number of equity shares if, at inception, the monetary value of the obligation is based on certain measurements defined in the statement. We adopted SFAS No. 150 effective July 1, 2003 and reclassified the $4.0 million of 4% cumulative preferred stock of subsidiary with mandatory redemption in 2009 and 2010 to a liability. In addition, subsequent to July 1, 2003, the preferred dividends of $160,000 per year will be included as a component of interest expense.

Note 7. Retained Interests:

In our structured loan sale transactions, we contributed loans receivable to an SPE in exchange for an ownership interest in that entity. The SPE issued notes payable (the “Structured Notes”) (usually through a private placement) to third parties (“Structured Noteholders”). The SPE then distributed a portion of the proceeds from the Structured Notes to us. The Structured Notes are collateralized solely by the assets of the SPE which means that should the SPE fail to make payments on the Structured Notes, the Structured Noteholders have no recourse to us. Upon the completion of our structured loan sale transactions, we recorded the transfer of loans receivable as a sale in accordance with SFAS No. 140. As a result, the loans receivable contributed to the SPE, the Structured Notes issued by the SPE, and the operating results of the SPE are not included in our consolidated financial statements. The difference between (i) the carrying value of the loans receivable sold and (ii) the sum of (a) the cash received and (b) the present value of the estimated future cash flows from the Retained Interests, constituted the gain or loss on sale. Retained Interests are carried at estimated fair value (determined in good faith by our Board of Directors), with realized and unrealized gains and losses included in our consolidated statements of operations.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Information pertaining to our structured loan sale transactions as of September 30, 2003 was as follows. Balances represent PMC Capital’s share of the respective Joint Ventures.

			2000	2001	2002
	1998	1999	Joint	Joint	Joint
	Partnership	Partnership	Venture	Venture	Venture

	(Dollars in thousands)
Principal outstanding on sold loans	$24,096	$33,597	$18,782	$41,172	$39,196
Structured Notes balance outstanding	$23,678	$31,694	$16,105	$37,317	$34,973
Cash in the collection account	$1,142	$2,018	$209	$419	$452
Cash in the reserve account	$2,006	$2,118	$1,135	$2,477	$2,360
Weighted average interest rate of loans	Prime + 1.22%	9.43%	9.28%	9.68%	9.63%
Interest rate on the Structured Notes	Prime - 1.00%	6.60%	7.28%	6.36%	6.67%
Discount rate assumptions (1)	4.0% to 11.6%	6.9% to 11.6%	7.2% to 11.9%	6.8% to 11.5%	7.0% to 11.7%
Constant prepayment rate assumption (2)	11.00%	11.00%	14.00%	9.75%	9.75%
Weighted average remaining life of loans (3)	3.28 years	3.54 years	3.15 years	4.59 years	4.55 years
Aggregate losses assumed (4)	3.11%	2.79%	2.95%	3.33%	3.37%
Aggregate principal losses to date	—%	—%	4.27%	—%	—%

(1)	The discount rates utilized on the components of our Retained Interests (as detailed below) were (i) 4.0% to 7.2% for our required overcollateralization, (ii) 8.5% to 8.9% for our reserve funds and (iii) 11.5% to 11.9% for our interest-only strip receivables.

(2)	The prepayment rate was based on the actual performance of the loan pools, adjusted for anticipated principal prepayments considering other similar loans.

(3)	The weighted average remaining life of loans was calculated by summing the product of (i) the sum of the principal collections expected in each future period multiplied by (ii) the number of periods until collection, and then dividing that total by (iii) the remaining principal balance.

(4)	Represents aggregate estimated future losses as a percentage of the principal outstanding based upon per annum estimated losses that ranged from 0.7% to 1.7%.

In addition to the transactions described above, First Western has Retained Interests. First Western sold the unguaranteed portion of its loans receivable through a private placement in 1997 (“FW 97”) and has retained the right to service these loans receivable. Pursuant to the sale, First Western maintains a reserve fund and receives cash flow from the interest-only strip receivable established in connection with the sold loans receivable. At September 30, 2003, the principal balance outstanding on the sold loans of FW 97 was approximately $3.3 million and the reserve fund balance (currently at its minimum requirement) was $912,000.

The SBA guaranteed portions of First Western’s loans receivable are sold to either dealers in government guaranteed loans receivable or institutional investors (“Secondary Market Loan Sales”) as the loans are fully funded. On all Secondary Market Loan Sales, we retain an excess spread between the interest rate paid to us from our borrowers and the rate we pay to the purchaser of the guaranteed portion of the note. At September 30, 2003, the aggregate principal balance of First Western’s serviced loans receivable on which we have an excess spread was approximately $45.5 million, and the weighted average excess spread (before estimated servicing costs) was approximately 1.8%.

In determining the fair value of our Retained Interests related to First Western, our assumptions at September 30, 2003 included prepayment speeds ranging from 20% to 30% per annum, loss rates ranging from 0.2% to 0.3% per annum (relates only to FW 97) and discount rates ranging from 5.0% to 11.5%.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of our Retained Interests are as follows:

(1)	Our required overcollateralization (the “OC Piece”). The OC Piece represents the excess of the loans receivable contributed to the SPE over the principal amount of the Structured Notes issued by the SPE, which serves as additional collateral for the Structured Noteholders.

(2)	The “Reserve Fund” and the interest earned thereon. The Reserve Fund represents cash that is required to be kept in a liquid cash account by the SPE, pursuant to the terms of the transaction documents as collateral for the Structured Noteholders, a portion of which was contributed by us to the SPE upon formation, and a portion of which is built up over time by the SPE from the cash flows of the underlying loans receivable.

(3)	The interest-only strip receivable (the “IO Receivable”). The IO Receivable is comprised of the cash flows that will be received by us in the future after payment by the SPE of (a) all interest and principal due to the Structured Noteholders, (b) all principal and interest on the OC Piece, (c) any required funding of the Reserve Fund and (d) on-going costs of the transaction.

Our Retained Interests consisted of the following:

	September 30, 2003

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

			(In thousands)
First Western	$—	$869	$1,728	$2,597	$2,307
1998 Partnership	1,429	1,595	636	3,660	3,295
1999 Partnership	4,130	1,706	1,342	7,178	6,748
2000 Joint Venture	2,995	956	324	4,275	4,004
2001 Joint Venture	4,713	1,980	2,717	9,410	8,559
2002 Joint Venture	5,129	1,867	2,042	9,038	8,343

	$18,396	$8,973	$8,789	$36,158	$33,256

	December 31, 2002

	Value

	OC Piece	Reserve Fund	IO Receivable	Total	Cost

			(In thousands)
First Western	$—	$842	$1,890	$2,732	$2,388
1998 Partnership	1,519	1,672	823	4,014	3,553
1999 Partnership	4,216	1,923	1,967	8,106	7,540
2000 Joint Venture	3,058	1,420	323	4,801	4,492
2001 Joint Venture	4,798	2,282	3,613	10,693	9,603
2002 Joint Venture	5,213	2,036	2,408	9,657	8,965

	$18,804	$10,175	$11,024	$40,003	$36,541

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following sensitivity analysis of our Retained Interests as of September 30, 2003 highlights the volatility that results when prepayments, losses and discount rates are different than our assumptions:

		Asset and Net
Changed Assumption	Pro-Forma Value	Income Change

	(In thousands)
Losses increase by 50 basis points per annum (1)	$33,831	($2,327)
Losses increase by 100 basis points per annum (1)	$31,587	($4,571)
Rate of prepayment increases by 5% per annum (2)	$34,955	($1,203)
Rate of prepayment increases by 10% per annum (2)	$34,078	($2,080)
Discount rates increase by 100 basis points	$34,721	($1,437)
Discount rates increase by 200 basis points	$33,372	($2,786)

(1)	If we experience losses in excess of anticipated losses, the effect on our Retained Interests would first be to reduce the value of the IO Receivables. To the extent the IO Receivables could not fully absorb the losses, the effect would then be to reduce the value of our Reserve Funds and then the value of our OC Pieces.

(2)	For example, an 8% assumed rate of prepayment would be increased to 13% or 18% based on increases of 5% or 10% per annum, respectively.

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

The following information summarizes the financial position of the SPEs at September 30, 2003 and December 31, 2002. We own 100% of the 1998 Partnership and the 1999 Partnership. At September 30, 2003, we owned approximately 31% of the 2000 Joint Venture, 60% of the 2001 Joint Venture and 61% of the 2002 Joint Venture. At December 31, 2002, we owned approximately 34% of the 2000 Joint Venture, 61% of the 2001 Joint Venture and 61% of the 2002 Joint Venture.

Summary of Financial Position (1):

	1998 Partnership		1999 Partnership

	September 30,	December 31,	September 30,	December 31,
	2003	2002	2003	2002

		(In thousands)
Loans Receivable, Net	$23,922	$25,865	$33,597	$39,216

Total Assets	$27,126	$28,477	$37,955	$42,475

Notes Payable	$23,678	$24,806	$31,694	$35,907

Total Liabilities	$23,738	$24,885	$31,869	$36,106

Partners’ Capital	$3,388	$3,592	$6,086	$6,369

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2003	2002	2003	2002	2003	2002

			(In thousands)
Loans Receivable, Net	$66,194	$70,627	$69,266	$73,220	$65,506	$69,025

Asset Acquired in Liquidation, Net	$—	$1,411	$—	$—	$—	$—

Total Assets	$71,276	$76,434	$74,507	$81,302	$70,445	$74,322

Notes Payable	$58,190	$62,658	$62,941	$69,146	$58,615	$62,152

Total Liabilities	$58,367	$62,848	$63,108	$69,329	$58,778	$62,325

Partners’ Capital	$12,909	$13,586	$11,399	$11,973	$11,667	$11,997

(1)	Balances represent 100% of the limited partnership interests in the Joint Ventures.

The following information summarizes the results of operations of our SPEs.

Summary of Operations (1):

	Nine Months Ended September 30,

	1998 Partnership		1999 Partnership

	2003	2002	2003	2002

		( In thousands)
Interest Income	$1,062	$1,354	$2,599	$3,200

Total Revenues	$1,078	$1,391	$2,783	$3,519

Interest Expense	$576	$765	$1,661	$2,072

Provision for (Reduction of) Losses	$(60)	$128	$—	$—

Total Expenses	$699	$969	$1,755	$2,187

Net Income	$379	$422	$1,028	$1,332

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	2003	2002	2003	2002	2003	2002 (2)

			(In thousands)
Interest Income	$4,942	$5,370	$5,274	$5,638	$4,791	$3,187

Total Revenues	$5,018	$5,615	$5,557	$5,707	$4,895	$3,216

Interest Expense	$3,325	$3,794	$3,158	$3,361	$3,043	$1,959

Provision for (Reduction of) Losses	$45	$906	$(66)	$—	$—	$—

Total Expenses	$3,541	$4,889	$3,267	$3,546	$3,209	$2,057

Net Income	$1,477	$726	$2,290	$2,161	$1,686	$1,159

(1)	Balances represent 100% of the limited partnership interests in the Joint Ventures.

(2)	Represents the period from April 12, 2002 (inception) to September 30, 2002.

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

Our limited partnership allocation of the assets, liabilities and partners’ capital of the Joint Ventures was as follows:

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2003	2002	2003	2002	2003	2002

			(In thousands)
Loans Receivable, Net	$18,782	$20,783	$41,098	$44,269	$39,196	$42,199

Asset Acquired in
Liquidation, Net	$—	$1,411	$—	$—	$—	$—

Total Assets	$20,221	$22,727	$44,195	$50,232	$42,176	$45,484

Total Liabilities	$16,154	$18,141	$37,416	$42,875	$35,070	$38,123

Partners’ Capital	$4,067	$4,586	$6,779	$7,357	$7,106	$7,361

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our limited partnership allocation of the net income of the Joint Ventures was as follows:

	Nine Months Ended September 30,

	2000 Joint Venture		2001 Joint Venture		2002 Joint Venture

	2003	2002	2003	2002	2003	2002 (1)

			(In thousands)
Net Income (Loss)	$342	$(633)	$1,520	$1,360	$1,077	$698

(1)	Represents the period from April 12, 2002 (inception) to September 30, 2002.

In accordance with SFAS No. 140, our consolidated financial statements do not include the SPE assets, liabilities, partners’ capital, revenues or expenses. As a result, at September 30, 2003 and December 31, 2002 our consolidated balance sheets do not include the $171.7 million and $189.4 million of assets, respectively, and $144.2 million and $160.1 million of liabilities, respectively, related to our structured loan sale transactions recorded by the SPEs. Our Retained Interests related to these structured loan sale transactions were $33.6 million and $37.3 million at September 30, 2003 and December 31, 2002, respectively.

The net unrealized appreciation on our Retained Interests at September 30, 2003 and December 31, 2002 was $2.9 million and $3.5 million, respectively. Any appreciation of our Retained Interests is included in the accompanying statements of operations as unrealized gain on investments. Any depreciation of our Retained Interests is included in the accompanying statements of operations as either realized loss (if there is a reduction in expected future cash flows) or an unrealized loss on investments.

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

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Annualized Yield	12.7%	13.6%	14.6%	12.9%

We are the servicer for all loans held by the SPEs. Servicing fee income for the nine and three months ended September 30, 2003 and 2002 related to loans receivable held by the SPEs was approximately $383,000 and $392,000 and $124,000 and $141,000, respectively. Servicing fee income is included in other income, net in our consolidated statements of operations. We have not established a servicing asset or liability as our servicing fees are considered adequate compensation.

We received approximately $6.5 million and $7.4 million in cash distributions from our SPEs during the nine months ended September 30, 2003 and 2002, respectively. In addition, in May 2003, a limited service hospitality property with an aggregate estimated value of $1.5 million was transferred from the 2000 Joint Venture to Asset Holding.

Note 8. Assets Acquired in Liquidation:

At September 30, 2003 and December 31, 2002, the aggregate value of our assets acquired in liquidation, as reduced for anticipated selling costs, was estimated to be approximately $1.9 million and $2.3 million, respectively. Our assets acquired in liquidation at September 30, 2003 consist primarily of two limited service hospitality properties which are operated pursuant to leases with our subsidiary, PMC Advisers. One of the operating leases commenced April 1, 2003 while the other commenced July 1, 2003. We are currently marketing to sell these assets.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2003 we acquired a limited service hospitality property through foreclosure and sold the property at our cost of approximately $1.1 million. Accordingly, no gain or loss was recognized on the sale. We financed the sale through the origination of a loan of $900,000 at an interest rate of LIBOR plus 4.5%. The loan matures in 2023.

Losses from the operation of our assets acquired in liquidation (primarily during the period prior to entering into leases) consisted of the following:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands)
Room revenue	$64	$97	$—	$48
Salaries and wages	(45)	(103)	—	(66)
Other operating expenses	(170)	(271)	—	(152)

Loss from operations of assets acquired in liquidation	$(151)	$(277)	$—	$(170)

In addition to the assets described above, assets have also been transferred to Asset Holding. At September 30, 2003, the aggregate value of assets acquired in liquidation of Asset Holding was estimated to be approximately $3.0 million, consisting primarily of a golf facility and a limited service hospitality property, both acquired during 2003 and recorded at estimated fair value at the time of transfer. Upon transfer of these assets to Asset Holding, we recorded a corresponding due from affiliate representing the estimated net proceeds to be received upon sale. In September 2003, the limited service hospitality property was leased to a third party operator. The lease will continue until the earlier of the purchase of the property by the lessee or March 31, 2004. In October 2003, Asset Holding sold the golf facility for proceeds of approximately $1.8 million. PMC Capital financed the sale through the origination of a loan of $1.6 million at an interest rate of LIBOR plus 4.5% with a maturity date of October 2004.

Primarily as a result of the operating leases, during the nine and three months ended September 30, 2003, our non-consolidated subsidiaries incurred operating losses of approximately $158,000 and $101,000, respectively.

Note 9. Current and Long-Term Debt:

We have an uncollateralized $10 million revolving credit facility which expires in May 2004. We also have a guidance line facility of $5 million, subject to bank approval. Advances pursuant to the facility bear interest at our option of the bank’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires us to meet certain covenants (terms as defined in the agreement), the most restrictive of which requires that (i) the ratio of net charge-offs to net loans receivable not exceed 2%, (ii) the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries and (iii) the problem loans percentage cannot exceed 10% of our serviced loan portfolio. At September 30, 2003, we were in compliance with the covenants of this facility. As of September 30, 2003, we had approximately $9.3 million outstanding under this facility with interest based on the prime rate ($6.1 million) and LIBOR ($3.2 million). The weighted average interest rate on our revolving credit facility as of September 30, 2003 was 3.3% and our weighted average borrowings during the nine months ended September 30, 2003 were $6.1 million. During October 2003, we repaid the amount outstanding under this facility with the proceeds from our 2003 structured loan sale transaction. As of December 31, 2002, we had no borrowings outstanding under this facility.

Our uncollateralized notes payable (the “Notes Payable”) outstanding at September 30, 2003 and December 31, 2002 were $35.0 million and $40.0 million, respectively. The Notes Payable, as amended, mature from April 2004 to July 2006 with a weighted average interest rate of 3.9% at September 30, 2003. During July 2003, we repaid, at maturity, $5.0 million of our Notes Payable with an interest rate of 8.6%. The Notes Payable require

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

us to meet certain covenants (terms as defined in the agreement), the most restrictive of which require (i) that net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At September 30, 2003, we were in compliance with the covenants of these Notes Payable.

Debentures payable represent amounts due to the SBA as a result of borrowings made pursuant to the SBIA. We issued $4.2 million in SBA debentures during September 2003. The debentures mature in September 2013 and bear an interest rate of 5.875% (including the mandatory SBA 1% annual fee). Debentures outstanding at September 30, 2003 and December 31, 2002 were $18.5 million and $14.3 million, respectively. The weighted average interest rate on our SBA debentures as of September 30, 2003 was 7.3%.

PMCIC has outstanding 40,000 shares of $100 par value, 4% cumulative preferred stock (the “4% Preferred Stock”) held by the SBA pursuant to the SBIA. The 4% Preferred Stock was issued during 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance. The 4% Preferred Stock does not have preemptive or conversion rights and provides for a liquidation preference of $100 per share plus accrued and unpaid dividends. In accordance with SFAS No. 150, adopted on July 1, 2003, the 4% Preferred Stock was reclassified to a liability. In addition, the preferred dividends of $160,000 per year will be included as a component of interest expense.

Note 10. Net Unrealized Appreciation (Depreciation) on Investments and Realized and Unrealized Gain (Loss) on Investments:

Net unrealized appreciation (depreciation) on investments consisted of the following:

	September 30,	December 31,
	2003	2002

	(In thousands)
Loans receivable	$(334)	$(711)
Retained Interests	2,902	3,462
Mortgage-backed security of affiliate	47	68
Investment in unconsolidated subsidiaries	158	—
Assets acquired in liquidation	(939)	(421)

	$1,834	$2,398

Realized and unrealized gain (loss) on investments was as follows:

	Nine Months Ended September 30, 2003

		Assets		Investment in
	Retained	Acquired in	Loans	Unconsolidated
	Interests (1)	Liquidation	Receivable	Subsidiaries	Total

			(In thousands)
Realized losses	$(292)	$(16)	$(485)	$—	$(793)
Change in unrealized appreciation (depreciation) on investments	(581)	(518)	377	158	(564)

Total realized and unrealized gain (loss) on investments	$(873)	$(534)	$(108)	$158	$(1,357)

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30, 2002

		Assets		Investment in
	Retained	Acquired in	Loans	Unconsolidated
	Interests (1)	Liquidation	Receivable	Subsidiaries	Total

			(In thousands)
Realized losses	$(1,425)	$—	$(163)	$—	$(1,588)
Sale of assets	—	—	1,463	—	1,463
Change in unrealized appreciation (depreciation) on investments	1,331	(563)	(231)	—	537

Total realized and unrealized gain (loss) on investments	$(94)	$(563)	$1,069	$—	$412

	Three Months Ended September 30, 2003

		Assets		Investment in
	Retained	Acquired in	Loans	Unconsolidated
	Interests (1)	Liquidation	Receivable	Subsidiaries	Total

			(In thousands)
Realized losses	$(163)	$(16)	$(32)	$—	$(211)
Change in unrealized appreciation (depreciation) on investments	(358)	(346)	(1)	158	(547)

Total realized and unrealized gain (loss) on investments	$(521)	$(362)	$(33)	$158	$(758)

	Three Months Ended September 30, 2002

		Assets		Investment in
	Retained	Acquired in	Loans	Unconsolidated
	Interests (1)	Liquidation	Receivable	Subsidiaries	Total

			(In thousands)
Realized losses	$(1,123)	$—	$—	$—	$(1,123)
Change in unrealized appreciation (depreciation) on investments	981	(103)	(147)	—	731

Total realized and unrealized loss on investments	$(142)	$(103)	$(147)	$—	$(392)

(1)	Includes the mortgage-backed security of our affiliate.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following reconciles net income available to common shareholders to taxable income available to common shareholders:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

		(In thousands, except per share data)
Net income	$2,440	$4,693	$694	$549
Preferred dividends	(147)	(187)	(22)	(63)

Net income available to common shareholders	2,293	4,506	672	486
Book/tax differences:
Retained Interests, net	1,036	716	415	414
Sale of assets	—	(1,463)	—	—
Merger related costs	755	—	236	—
Valuation adjustments	856	887	710	392
Other, net	33	138	61	46

Taxable income available to common shareholders	$4,973	$4,784	$2,094	$1,338

Distributions to common shareholders	$4,267	$6,164	$1,423	$1,897

Dividends declared per share	$0.36	$0.44	$0.12	$0.12

Note 12. Earnings Per Common Share:

The computations of basic earnings per common share are based on our weighted average shares outstanding. The weighted average shares outstanding were approximately 11,854,000 for the nine and three months ended September 30, 2003 and 2002. There was no change in the weighted average shares outstanding for the effect of stock options during the nine and three months ended September 30, 2003 and 2002 since the stock options were anti-dilutive.

Earnings are defined as net income and are reduced by the 3% preferred stock dividend requirements of PMCIC and the 4% preferred stock dividend requirement of PMCIC through June 30, 2003 to determine earnings per common share.

Note 13. Dividends Paid and Declared:

On January 13, 2003, April 14, 2003 and July 14, 2003, we paid quarterly dividends of $0.12 per share to common shareholders of record on December 31, 2002, March 31, 2003 and June 30, 2003. The Board of Directors declared a quarterly dividend of $0.12 per share to common shareholders of record on September 30, 2003, which was paid on October 14, 2003.

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Supplemental Disclosure of Cash Flow Information:

Supplemental cash flow information and information regarding our non-cash activities was as follows:

	Nine Months Ended September 30,

	2003	2002

	(In thousands)
Interest paid	$2,690	$4,022

Loans and interest receivable transferred to SPEs, net	$—	$4,435

Reclassification from loans receivable to assets acquired in liquidation	$1,090	$2,848

Reclassification from loans receivable to due from affiliate	$1,527	$—

Reclassification from retained interests in transferred assets to due from affiliate, net	$565	$—

Reclassification from cumulative preferred stock of subsidiary to long-term liability, net	$4,000	$—

Loan receivable originated in connection with sale of asset acquired in liquidation	$900	$—

Note 15. Commitments and Contingencies:

Loan Commitments
Loan commitments outstanding at September 30, 2003 were approximately $19.7 million. Of these commitments, $3.5 million are for loans to be originated by First Western, a portion of which we expect to be sold into the secondary market. All of these commitments are for variable-rate loans based on the prime rate or LIBOR at spreads over prime ranging from 2.0% to 2.75% and over LIBOR ranging from 3.5% to 4.5%. Commitments generally have fixed expiration dates and require payment of a fee to us. Since some commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

Structured Loan Sale Transactions
PMC Capital and PMC Commercial have entered into cross indemnification agreements regarding the performance of their respective loans receivable sold to the Joint Ventures. To the extent that poor performance by either PMC Capital’s or PMC Commercial’s sold loans receivable (the “Underperforming Company”) is pervasive enough to cause the other company (the “Performing Company”) to not receive cash flow that it otherwise would have received, then the Underperforming Company must make the Performing Company whole. If the cash flow reduction is considered to be temporary, then interest will be paid as compensation to the Performing Company. In general, when a loan is liquidated, it may cause a deferral of cash flow to the Performing Company and, as a result, interest would be charged to the Underperforming Company until the cash flow from the Joint Venture repays the Performing Company. If the reduction of cash flow is deemed permanent (i.e., to the extent that the Underperforming Company will not be able to satisfy the shortfall with the assets they have contributed to the related structured loan sale transaction), the reduction in cash flows must be paid to the Performing Company by the Underperforming Company. At September 30, 2003, the maximum potential amount of future payments to PMC Commercial (undiscounted and without consideration of any proceeds from the collateral underlying the loans receivable) we could be required to make under these cross indemnification agreements was approximately $32.6 million and the discounted amount was $22.5 million, which represents the estimated fair value of the Retained Interests reflected on PMC Commercial’s consolidated balance sheet for the Joint Ventures. Upon completion of a joint structured loan sale transaction and on each subsequent quarterly reporting date, management evaluates the need to recognize a liability associated with these cross indemnification agreements. Based on our present cash flow assumptions, including stress test analyses of

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

increasing the anticipated losses on each of the loan pools, it does not appear that the loans receivable sold by us will cause any permanent cash flow reductions to PMC Commercial nor will the loans receivable sold by PMC Commercial cause any permanent cash flow reductions to us. Accordingly, we believe that the fair value of our obligations pursuant to these cross indemnification agreements at inception of the Joint Ventures and as of September 30, 2003 and December 31, 2002 was zero; thus, no liability was recorded. If the performance of our sold loans receivable deteriorates, it may be necessary for us to perform under these cross indemnification agreements.

When our structured loan sale transactions were completed, the transaction documents that the SPE entered into contained provisions (the “Credit Enhancement Provisions”) that govern the assets and the flow of funds in and out of the SPE formed as part of the structured loan sale transactions. The Credit Enhancement Provisions include specified limits on the delinquency, default and loss rates on the loans receivable included in each SPE. If, at any measurement date, the delinquency, default or loss rate with respect to any SPE were to exceed the specified limits, the Credit Enhancement Provisions would automatically increase the level of credit enhancement requirements for that SPE. During the period in which the specified delinquency, default or loss rate was exceeded, excess cash flow from the SPE, if any, would be used to fund the increased credit enhancement levels instead of being distributed, which would delay or reduce our distribution. In general, there can be no assurance that amounts deferred under Credit Enhancement Provisions will be received in future periods or that future deferrals or losses will not occur.

Merger
For their services in connection with the proposed merger of PMC Capital into PMC Commercial, our external investment banker will receive a fee of $100,000, which is contingent upon consummation of the merger. The external investment banker is also paid a quarterly retainer fee of $25,000 for advisory assistance in connection with the merger. The quarterly retainer fee commenced April 1, 2003 and terminates when the merger is consummated or terminated. Our merger costs are required to be expensed as incurred.

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

PMC CAPITAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases
We lease office space in Dallas, Texas under a lease which expires January 31, 2004. In addition, we entered into a lease agreement for new office space beginning February 1, 2004 and expiring October 31, 2011. Future minimum lease payments under these leases are as follows for the twelve-month periods ended September 30:

Amount

(In thousands)
2004	$95
2005	129
2006	151
2007	162
2008	173
Thereafter	601

$1,311

Employment Agreements
We have employment agreements with certain of our officers. Future minimum payments under these contracts are approximately $1,120,000, $934,000 and $934,000 for the twelve-month periods ending September 30, 2004, 2005 and 2006, respectively.

Litigation
In the normal course of business we are subject to various proceedings and claims, the resolution of which will not, in management’s opinion, have a material adverse effect on our consolidated financial position or results of operations.

Note 16. Subsequent Event:

On October 7, 2003, we completed a structured loan sale transaction of a pool of variable-rate loans receivable. PMC Capital and PMC Commercial contributed loans receivable of $57.8 million and $45.4 million, respectively, to an SPE (the “2003 Joint Venture”). The 2003 Joint Venture issued, through a private placement, approximately $92.9 million of its 2003 Loan-Backed Floating Rate Notes (the “2003 L.P. Notes”) of which approximately $52.0 million (the “2003 PMC L.P. Notes”) was allocated to us based on our ownership percentage in the 2003 Joint Venture. The 2003 L.P. Notes, issued at par, which have a stated maturity in 2023 and bear interest, reset on a quarterly basis, at the 90-day LIBOR plus 1.25%, are collateralized by the loans receivable transferred by us and PMC Commercial to the 2003 Joint Venture. The 2003 L.P. Notes were rated “Aaa” by Moody’s Investors Service, Inc. We will account for this transaction as a sale, record an estimated gain of $1.4 million and record the value of our Retained Interests at an initial amount of approximately $11.1 million.

The net proceeds from the issuance of the 2003 PMC L.P. Notes (approximately $50.5 million) were distributed to us. These proceeds are net of issuance costs and prior to funding the required reserve balance and repayment of the amount outstanding on our revolving credit facility. At inception of the 2003 Joint Venture, we owned a 56% limited partnership interest in the 2003 Joint Venture based on our share of the capital.

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

     The following discussion of our financial condition at September 30, 2003 and results of operations for the nine and three months ended September 30, 2003 and 2002 should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

AGREEMENT AND PLAN OF MERGER

     On March 27, 2003, PMC Capital, Inc. (“PMC Capital” and, together with its consolidated subsidiaries, the “Company,” “we,” “us” or “our”) entered into an Agreement and Plan of Merger with PMC Commercial Trust (“PMC Commercial”). Under the terms of the merger agreement, PMC Capital will be merged into PMC Commercial, with PMC Commercial continuing as the surviving entity. Each issued and outstanding share of PMC Capital common stock will be converted into 0.37 of a common share of PMC Commercial. The merger has been recommended by each company’s special committee comprised of independent directors and unanimously approved by the Board of Directors of PMC Capital (the “Board”) and the Board of Trust Managers of PMC Commercial. In addition, the boards and management of each company have entered into voting agreements pursuant to which they have agreed to vote their shares in favor of the merger and related transactions. Completion of the merger, which is expected to occur during the first quarter of 2004 but no later than February 29, 2004, is subject to approval by the shareholders of PMC Capital and PMC Commercial, certain governmental consents and customary closing conditions.

     If the merger is approved and all other conditions to the merger have been satisfied or waived, we will cease to exist and PMC Commercial will survive the merger and own and operate the businesses of PMC Capital and its subsidiaries under the name “PMC Commercial Trust.”

COMPLETION OF 2003 STRUCTURED LOAN SALE TRANSACTION

     On October 7, 2003, PMC Capital and PMC Commercial completed a structured loan sale transaction of a pool of variable-rate loans receivable. PMC Capital and PMC Commercial contributed loans receivable of $57.8 million and $45.4 million, respectively, to an SPE (the “2003 Joint Venture”). The 2003 Joint Venture issued, through a private placement, approximately $92.9 million of its 2003 Loan-Backed Floating Rate Notes (the “2003 L.P. Notes”) of which approximately $52.0 million (the “2003 PMC L.P. Notes”) was allocated to us based on our ownership percentage in the 2003 Joint Venture. The 2003 L.P. Notes, issued at par, which have a stated maturity in 2023 and bear interest, reset on a quarterly basis, at the 90-day LIBOR plus 1.25%, are collateralized by the loans receivable transferred by us and PMC Commercial to the 2003 Joint Venture. The 2003 L.P. Notes were rated “Aaa” by Moody’s Investors Service, Inc. We will account for this transaction as a sale, record an estimated gain of $1.4 million and record the value of our retained interests at an initial amount of approximately $11.1 million.

     The net proceeds from the issuance of the 2003 PMC L.P. Notes (approximately $50.5 million) were distributed to us. These proceeds are net of issuance costs and prior to funding the required reserve balance and repayment of the amount outstanding on our revolving credit facility. At inception of the 2003 Joint Venture, we owned a 56% limited partnership interest in the 2003 Joint Venture based on our share of the capital.

BUSINESS

     We are a national small business lender. Our operations are centralized in Dallas, Texas and include originating, servicing and selling commercial loans. We also have a business development office in Arizona. We primarily originate loans to individuals and small businesses in the limited service sector of the hospitality industry. We sell certain of our loans receivable through privately-placed structured loan transactions and sell the government guaranteed portion of our loans originated under the Small Business Administration (the “SBA”) 7(a) program. Historically, we have retained servicing rights and residual interests in all loans sold. Servicing rights include the right to collect payments on behalf of the loan purchaser, monitor the loan receivable for any defaults and address any problems in collecting the required principal and interest payments. We retain a residual interest in the sold loans receivable either directly or through our ownership in the special purpose entities (the “SPEs”) created in conjunction with our structured loan sale transactions. In addition, we primarily operate as an investment manager through our subsidiary, PMC Advisers, Ltd., to evaluate loans receivable and properties and to service loans receivable and lease contracts pursuant to fee arrangements with our affiliate, PMC Commercial.

CURRENT OPERATING OVERVIEW

     Our fundings during the first nine months of 2003 did not meet our expectations and our anticipated fundings during the fourth quarter of 2003 more than likely will not meet our prior expectations. In addition, our outstanding commitments have been reducing from $29.4 million at December 31, 2002 to $19.7 million at September 30, 2003. The primary reasons for the reduced fundings and outstanding commitments were our delayed securitization, geopolitical uncertainties and the sluggish economy. Since our capacity to borrow on our revolving credit facility was reducing until the 2003 structured loan sale transaction was completed, we limited the amount of commitments to originate new loans. We did not complete a structured loan sale transaction that we had initially anticipated to be completed in the first quarter of 2003 until October 2003. While we believe we could have completed a transaction at an earlier time, we delayed our transaction since the terms of the transactions available in the market were not considered favorable to us (i.e., the transaction size and cost did not reflect our estimated value of the transaction). During the fourth quarter of 2003, we anticipate loan originations will range from $6 million to $10 million. However, there can be no assurance of the accuracy of this estimate. When fundings are reduced, our net interest income does not increase as it would have if these fundings were completed, and may be reduced to the extent principal repayments exceed amounts funded or interest rates decline.

     While our outstanding commitments at September 30, 2003 are $19.7 million and our fundings during the fourth quarter of 2003 are expected to be at reduced levels, we believe that our commitments and fundings during 2004 will be at greater levels than in 2003 due to the completion of our 2003 structured loan sale transaction and the recent signs of a possible economic recovery. Even if commitments to fund new loans begin to increase, there will be a lag before we have an increase in loan originations until the new commitments are funded.

     The majority of our loans receivable have variable rates of interest; therefore, the continuation of the low interest rate environment has had a negative impact on our revenues and net increase in net assets resulting from operations (hereinafter referred to as “net income”). We expect that short-term interest rates will remain at current levels through at least the remainder of the year with no significant changes expected during the early part of 2004.

PORTFOLIO INFORMATION

Lending Activities

     General

     The estimated fair value of our loans receivable was $100.3 million and $87.2 million at September 30, 2003 and December 31, 2002, respectively. During the nine months ended September 30, 2003 and 2002, we originated loans totaling $26.7 million and $27.7 million and received repayments, including proceeds from the sale of our guaranteed SBA 7(a) program loans, of $11.2 million (of which approximately $2.9 million represented prepayments and $1.6 million represented scheduled maturities) and $16.7 million (of which approximately $9.5 million represented prepayments), respectively. During the year ended December 31, 2002, we originated $46.1 million of loans. Our commitments to fund new loans decreased to $19.7 million at September 30, 2003 from $29.4 million at December 31, 2002. See “Liquidity and Capital Resources.” At September 30, 2003, all of our outstanding commitments were for variable-rate loans, and given the current low interest rate environment along with competitive conditions, we expect to continue to originate primarily variable-rate loans. Our serviced loan portfolio (which includes our loans receivable which have been sold through structured loan sale transactions and the sold government guaranteed portion of loans originated under the SBA 7(a) program) decreased by $6.5 million (2%) to $306.5 million at September 30, 2003 from $313.0 million at December 31, 2002.

     At September 30, 2003 and December 31, 2002, approximately $89.5 million (89%) and $71.3 million (79%), respectively, of our loans receivable had a variable interest rate (reset on a quarterly basis) based upon either LIBOR or the prime rate. The spread that we charge over LIBOR generally ranges from 3.5% to 4.5%. The spread that we charge over the prime rate generally ranges from 1.0% to 2.75%. New commitments generally have floors which result in a minimum interest rate of 6%. The LIBOR (the “Effective LIBOR”) and prime rate (the “Effective Prime Rate”) used in determining interest rates to be charged to our borrowers for the fourth quarter of 2003 (set on October 1, 2003) are 1.16% and 4.00%, respectively, while the Effective LIBOR and Effective Prime Rate during the third quarter of 2003 (set on July 1, 2003) were 1.11% and 4.00%, respectively.

     Problem Loans

     Senior management closely monitors our problem loans (“Problem Loans”) which are classified into two categories: Impaired Loans and Special Mention Loans. Our Impaired Loans are loans which are not complying with their contractual terms, the collection of the balance of the principal is considered impaired and on which its fair value is less than the remaining unamortized principal balance. Our Special Mention Loans are those loans on which we expect a full recovery of the principal balance through either collection efforts or liquidation of collateral; however, the borrowers are not complying with the contractual terms of the loans.

     There can be no assurance that Special Mention Loans will not become Impaired Loans in the future if there is deterioration in the value of the collateral. Each Problem Loan is valued by the Board based upon a determination of fair value of the underlying collateral and other collections since our Problem Loans are all collateral dependent.

     Our Problem Loans were as follows:

	September 30, 2003		December 31, 2002

	Amount	%	Amount	%

		(Dollars in thousands)
Impaired Loans (1):
Loans receivable	$1,625	1.6%	$5,728	6.5%
Sold loans of SPEs	1,102	0.7%	2,343	1.3%

	$2,727	1.0%	$8,071	3.1%

Special Mention Loans (1):
Loans receivable	$4,477	4.5%	$3,248	3.7%
Sold loans of SPEs	3,660	2.3%	5,226	3.0%

	$8,137	3.2%	$8,474	3.3%

(1)	Since the sold SBA 7(a) guaranteed loans are secured by a government guarantee, we do not have exposure to loss. The denominator for calculating the above percentages does not include our SBA 7(a) guaranteed loans that have been sold.

     The value of our loans receivable at September 30, 2003 has been reduced by unrealized depreciation of $334,000. Our retained Impaired Loans as of December 31, 2002, included a loan ($1.2 million) collateralized by a golf facility that was repurchased from an SPE during December 2002 and was acquired through foreclosure during the first quarter of 2003 by one of our non-investment company act subsidiaries. Our retained Impaired Loans as of December 31, 2002 also included a loan ($1.1 million) collateralized by a limited service hospitality property that was liquidated during the third quarter of 2003. See “Assets Acquired in Liquidation” for additional information.

     Retained Interests in Transferred Assets (“Retained Interests”)

     At September 30, 2003 and December 31, 2002, the recorded value of our Retained Interests was $36.2 million and $40.0 million, respectively. Retained Interests represents our ownership interest in loans receivable that have been contributed to SPEs and have been recorded as sold. Our Retained Interests consist of (i) the retention of a portion of each of the sold loans, (ii) required cash balances owned by the SPE and (iii) future excess funds to be generated by the SPE after payment of all obligations of the SPE.

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

     The net unrealized appreciation on our Retained Interests at September 30, 2003 and December 31, 2002 was $2.9 million and $3.5 million, respectively, primarily relating to valuation increases resulting from the current interest rate environment. Any appreciation of our Retained Interests is included in our statements of operations as unrealized gain on investments. Any depreciation of our Retained Interests is included in our statements of operations as either a realized loss (if there is a reduction in expected future cash flows) or an unrealized loss on investments. Reductions in expected future cash flows generally occur as a result of decreases in expected yields, increases in anticipated loan losses or increases in prepayment speed assumptions.

     With the exception of the 2000 Joint Venture, which has had aggregate losses of 4.27% to date, our SPEs have not had any loan losses and minimal 60-day delinquencies. There can be no assurance that we will continue to achieve these types of results in future periods.

Assets Acquired in Liquidation

     Detailed below are assets repurchased by us and recorded on our balance sheet as assets acquired in liquidation and assets repurchased by our non-investment company subsidiary, PMC Asset Holding, LLC (“Asset Holding”).

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

     Owned by PMC Capital and Subsidiaries

     At September 30, 2003, the aggregate recorded value of our assets acquired in liquidation was approximately $1.9 million and consisted primarily of two limited service hospitality properties.

     During the nine months ended September 30, 2003 and 2002, we incurred losses from operating our assets acquired in liquidation of approximately $151,000 and $277,000, respectively. These properties are currently being leased under operating leases (one of which commenced April 1, 2003 and the other on July 1, 2003) to one of our non-consolidated non-investment company subsidiaries. There can be no assurance that we will be able to sell these properties in the near future.

     During 2003 we acquired a limited service hospitality property through foreclosure and sold the property at our cost of $1.1 million. Accordingly, no gain or loss was recognized on the sale. We financed the sale through the origination of a loan of $900,000 at an interest rate of LIBOR plus 4.5%. The loan matures in 2023.

     Owned by Non-Consolidated Subsidiaries

     Assets have also been acquired by, transferred to or leased to our non-consolidated subsidiaries or acquired by our SPEs: (i) to reduce liability exposure, (ii) to reduce the risk of non-compliance with revenue requirements of the Internal Revenue Code of 1986, as amended or (iii) if the acquisition was required by an SPE’s transaction documents.

     In January 2003, Asset Holding acquired a golf facility that was collateral for a loan receivable held by PMC Capital. In October 2003, Asset Holding sold the golf facility for proceeds of approximately $1.8 million. PMC Capital financed the sale through the origination of a loan of $1.6 million at an interest rate of LIBOR plus 4.5% with a maturity date of October 2004.

     In May 2003, a limited service hospitality property with an aggregate estimated value of $1.5 million was transferred from the 2000 Joint Venture to Asset Holding. Effective September 17, 2003, the property was leased to a third party operator. The lease will continue until the earlier of the purchase of the property by the lessee or March 31, 2004. Based on the terms of the lease and purchase and sale agreements, we do not anticipate additional operating losses on the property during the lease term.

     Our non-consolidated non-investment company subsidiaries have incurred costs, primarily operating losses and capital expenditures, on their assets acquired in liquidation. During the nine and three months ended

September 30, 2003, our non-consolidated subsidiaries incurred operating losses of approximately $158,000 and $101,000, respectively. These losses were recorded as reductions in our equity in income of unconsolidated subsidiaries, net and advisory fee income in our consolidated statements of operations.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

     Overview

     Net investment income decreased by $484,000 (11%), to $3,797,000 during the nine months ended September 30, 2003 from $4,281,000 during the nine months ended September 30, 2002. Net income decreased by $2,253,000 (48%), to $2,440,000 during the nine months ended September 30, 2003 from $4,693,000 during the nine months ended September 30, 2002. Earnings per share decreased $0.19 (50%), to $0.19 per share during the nine months ended September 30, 2003 from $0.38 per share during the nine months ended September 30, 2002. The decrease in net income is primarily due to:

•	a decrease in the gain on sale of assets of $1,463,000 as there were no loans sold during the nine months ended September 30, 2003 while we sold loans in a structured loan sale transaction completed during April 2002;

•	decreased interest income of $885,000 primarily due to an increase in variable-rate lending with lower variable interest rates than our fixed interest rate loans and decreased idle funds interest;

•	expensing of merger related costs of $755,000, required to be expensed as incurred; and,

•	an increase in realized and unrealized losses on our investments of $306,000.

     Partially offsetting these decreases in net income was a decrease in interest expense of $1,283,000 due primarily to the repayment during 2002 of debentures due the SBA ($17.0 million) and notes payable ($5.0 million) and the repayment during the third quarter of 2003 of notes payable ($5.0 million).

     Significant changes in our income and expenses are further described below.

     Investment Income

     Interest income decreased by $885,000 (15%), to $4,905,000 for the nine months ended September 30, 2003 from $5,790,000 for the nine months ended September 30, 2002. Interest income consisted of the following:

	Nine Months Ended September 30,		Decrease

	2003	2002	Amount	Percentage

		(Dollars in thousands)
Interest income — loans	$4,696	$5,117	$(421)	(8.2%	)
Commitment fees collected	195	228	(33)	(14.5%	)
Interest income — other investments	14	445	(431)	(96.9%	)

	$4,905	$5,790	$(885)	(15.3%	)

     The decrease in our interest income was primarily the result of a decrease in variable interest rates, an increase in variable-rate loans and a reduction in idle funds interest income. The weighted average Effective LIBOR and Effective Prime Rate decreased by 131 basis points and 75 basis points, respectively, from the nine months ended September 30, 2002 to the nine months ended September 30, 2003. Approximately 89% and 79% of our loans receivable had variable rates of interest as of September 30, 2003 and 2002, respectively. Accordingly, the weighted average interest rate on our loans receivable at September 30, 2003 was 6.0% compared to 7.0% at September 30, 2002, a reduction of 1.0%. In addition, interest income on our idle funds decreased by $431,000 due to decreased interest rates and our reduced cash balances. During 2002 our short-term investments were significantly greater than 2003 due to proceeds received from the completion of our April 2002 structured loan sale transaction.

     Income from Retained Interests decreased by $188,000 (5%), to $3,611,000 during the nine months ended September 30, 2003 from $3,799,000 during the nine months ended September 30, 2002. The income from Retained Interests consists of the yield on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The annualized yield on our Retained Interests decreased to 12.7% during the nine months ended September 30, 2003 from 13.6% during the nine months ended September 30, 2002. Partially offsetting the decrease in yield was an increase in our weighted average balance outstanding on our Retained Interests from $37.2 million during the nine months ended September 30, 2002 to $38.0 million during the nine months ended September 30, 2003.

     Expenses

     Interest expense

     Interest expense decreased by $1,283,000 (35%), to $2,350,000 during the nine months ended September 30, 2003 from $3,633,000 during the nine months ended September 30, 2002. Interest expense consisted of the following:

	Nine Months Ended
	September 30,

	2003	2002

	(In thousands)
Notes payable	$1,294	$1,768
SBA debentures	855	1,848
Redeemable preferred stock	40	—
Revolving credit facility and other	161	17

	$2,350	$3,633

     Interest expense results primarily from interest on (i) our notes payable ($35.0 million and $45.0 million outstanding as of September 30, 2003 and 2002, respectively) with a weighted average interest rate of 3.9% and weighted average remaining maturity of 1.6 years as of September 30, 2003, (ii) debentures due the SBA ($18.5 million outstanding as of September 30, 2003 and $19.8 million outstanding as of September 30, 2002), with a weighted average interest rate of 7.3% and weighted average remaining maturity of 5.7 years as of September 30, 2003 and (iii) advances under our revolving credit facility ($9.3 million outstanding as of September 30, 2003 with a weighted average interest rate of 3.3%). The primary reasons for the decrease in interest expense were (i) the repayment during September and December 2002 of $17.0 million in debentures and $5.0 million in notes payable, (ii) the repayment during July 2003 of $5.0 million in notes payable and (iii) a reduction in the average interest rates on our LIBOR-based notes payable of 131 basis points ($25.0 million in variable-rate notes payable outstanding as of both September 30, 2003 and 2002) from the nine months ended September 30, 2002 to the nine months ended September 30, 2003.

     Merger related costs

     Merger related costs of $755,000 were expensed during the nine months ended September 30, 2003 representing primarily external investment banker and legal fees incurred in conjunction with the ongoing activities related to our proposed merger with PMC Commercial. Our merger related costs are required to be expensed as they are incurred.

     Realized and unrealized gain (loss) on investments

     Realized and unrealized gain (loss) on investments decreased $1,769,000 to a loss of $1,357,000 during the nine months ended September 30, 2003 compared to a gain of $412,000 during the nine months ended

September 30, 2002. The primary reason for the decrease was a gain of $1,463,000 on our structured loan sale transaction ($43.2 million of loans receivable) completed in the second quarter of 2002. There was no structured loan sale transaction completed during the nine months ended September 30, 2003. Our realized and unrealized gain (loss) on investments consisted of the following:

	Nine Months Ended September 30, 2003

		Assets		Investment in
	Retained	Acquired in	Loans	Unconsolidated
	Interests (1)	Liquidation	Receivable	Subsidiaries	Total

	(In thousands)
Realized losses	$(292)	$(16)	$(485)	$—	$(793)
Change in unrealized appreciation (depreciation) on investments	(581)	(518)	377	158	(564)

Total realized and unrealized gain (loss) on investments	$(873)	$(534)	$(108)	$158	$(1,357)

	Nine Months Ended September 30, 2002

		Assets		Investment in
	Retained	Acquired in	Loans	Unconsolidated
	Interests (1)	Liquidation	Receivable	Subsidiaries	Total

			(In thousands)
Realized losses	$(1,425)	$—	$(163)	$—	$(1,588)
Sale of assets	—	—	1,463	—	1,463
Change in unrealized appreciation (depreciation) on investments	1,331	(563)	(231)	—	537

Total realized and unrealized gain (loss) on investments	$(94)	$(563)	$1,069	$—	$412

(1)	Includes the mortgage-backed security of our affiliate.

     Retained Interests

     The primary reason for the unrealized depreciation of $581,000 and the realized losses of $292,000 on our Retained Interests during the nine months ended September 30, 2003 was a reduction in our expectation of future cash flows from the interest to be received on our underlying loans receivable and reserve funds and increased anticipated prepayments.

     The primary reason for the unrealized appreciation of $1,331,000 during the nine months ended September 30, 2002 was a decrease in the discount rates used to value our Retained Interests. The decrease in discount rates caused unrealized appreciation of $1,761,000 during the nine months ended September 30, 2002. The decrease in discount rates was a result of the lower interest rate environment at September 30, 2002 compared to December 31, 2001. The realized losses of $1,425,000 were primarily a result of (i) increased anticipated losses related primarily to the 2000 structured loan sale transaction and (ii) lower than anticipated income on our underlying loans receivable and reserve funds.

     Loans Receivable

     We recognized a net loss of $108,000 consisting of unrealized appreciation and realized losses on our loans receivable during the nine months ended September 30, 2003 compared to a net loss of $394,000 consisting of realized and unrealized losses on our loans receivable during the nine months ended September 30, 2002. Net losses on our loans (realized and unrealized) were 0.25% and 0.73% of our weighted average outstanding loans receivable during the twelve-month periods ended September 30, 2003 and 2002, respectively.

     Assets Acquired in Liquidation

     We recorded $534,000 and $563,000 in unrealized and realized losses on our assets acquired in liquidation during the nine months ended September 30, 2003 and 2002, respectively. The unrealized losses during the nine months ended September 30, 2003 related primarily to devaluation of collateral. The unrealized losses during the nine months ended September 30, 2002 related primarily to devaluation of collateral, additional capital expenditures and increased expected holding costs.

Three Months Ended September 30, 2003 Compared to the Three Months Ended September 30, 2002

     Overview

     Net investment income increased by $511,000 (54%), to $1,452,000 during the three months ended September 30, 2003 from $941,000 during the three months ended September 30, 2002. Net income increased by $145,000 (26%), to $694,000 during the three months ended September 30, 2003 from $549,000 during the three months ended September 30, 2002. Earnings per share increased $0.01 (25%), to $0.05 per share during the three months ended September 30, 2003 from $0.04 per share during the three months ended September 30, 2002. The increase in net income is primarily due to:

•	a decrease in interest expense of $425,000 primarily as a result of the repayment during 2002 of debentures due the SBA ($17.0 million) and notes payable ($5.0 million) and the repayment during July 2003 of notes payable ($5.0 million); and,

•	an increase in total investment income of $116,000 due primarily to increased interest income and income from Retained Interests.

     Partially offsetting these increases in income was an increase in unrealized and realized losses on our investments of $366,000.

     Significant changes in our income and expenses are further described below.

     Investment Income

     Interest income increased by $130,000 (8%), to $1,663,000 for the three months ended September 30, 2003 from $1,533,000 for the three months ended September 30, 2002. Interest income consisted of the following:

	Three Months Ended September 30,		Increase (Decrease)

	2003	2002	Amount	Percentage

		(Dollars in thousands)
Interest income — loans	$1,654	$1,252	$402	32.1%
Commitment fees collected	6	94	(88)	(93.6%	)
Interest income — other investments	3	187	(184)	(98.4%	)

	$1,663	$1,533	$130	8.5%

     The increase in interest income was primarily the result of an increase in our weighted average loans receivable outstanding partially offset by decreased interest rates and decreased idle funds interest income. Approximately 89% and 79% of our loans receivable had variable rates of interest as of September 30, 2003 and 2002, respectively. The weighted average Effective LIBOR and Effective Prime Rate decreased by 66 basis points and 75 basis points, respectively, from the three months ended September 30, 2002 to the three months ended September 30, 2003. The weighted average interest rate at September 30, 2003 was 6.0% compared to 7.0% at September 30, 2002, a reduction of 1.0%; however, our weighted average loans receivable outstanding increased $27.8 million (40%) to $97.7 million during the three months ended September 30, 2003 from $69.9 million during the three months ended September 30, 2002. Interest income on our idle funds decreased by $184,000 due to decreased interest rates and our reduced cash balances. During 2002 our short-term investments were significantly greater than 2003 due to proceeds received from the completion of our April 2002 structured loan sale transaction.

     Income from Retained Interests increased by $63,000 (5%), to $1,344,000 for the three months ended September 30, 2003 from $1,281,000 for the three months ended September 30, 2002. The income from Retained Interests consists of the yield on our Retained Interests which is determined based on estimates of future cash flows and includes any fees collected by the SPEs in excess of anticipated fees. The annualized yield on our Retained Interests increased to 14.6% during the three months ended September 30, 2003 from 12.9% during the three months ended September 30, 2002 primarily due to greater than anticipated prepayment fees received. Partially offsetting the increase in yield was a reduction in our weighted average Retained Interests outstanding from $39.8 million during the three months ended September 30, 2002 to $36.9 million during the three months ended September 30, 2003.

     Expenses

     Interest expense

     Interest expense decreased by $425,000 (35%), to $787,000 during the three months ended September 30, 2003 from $1,212,000 during the three months ended September 30, 2002. Interest expense consisted of the following:

	Three Months Ended
	September 30,

	2003	2002

	(In thousands)
Notes payable	$356	$583
SBA debentures	299	619
Redeemable preferred stock	40	—
Revolving credit facility and other	92	10

	$787	$1,212

     Interest expense results primarily from interest on (i) our notes payable ($35.0 million and $45.0 million outstanding as of September 30, 2003 and 2002, respectively) with a weighted average interest rate of 3.9% and weighted average remaining maturity of 1.6 years as of September 30, 2003, (ii) debentures due the SBA ($18.5 million outstanding as of September 30, 2003 and $19.8 million outstanding as of September 30, 2002), with a weighted average interest rate of 7.3% and weighted average remaining maturity of 5.7 years as of September 30, 2003 and (iii) advances under our revolving credit facility ($9.3 million outstanding as of September 30, 2003 with a weighted average interest rate of 3.3%). The primary reasons for the decrease in interest expense were (i) the repayment during September and December 2002 of $17.0 million in debentures and $5.0 million in notes payable, (ii) the repayment during July 2003 of $5.0 million in notes payable and (iii) a reduction in the average interest rates on our LIBOR-based notes payable of 66 basis points ($25.0 million in variable-rate notes payable outstanding as of both September 30, 2003 and 2002) from the three months ended September 30, 2002 to the three months ended September 30, 2003.

     Merger related costs

     Merger related costs of $236,000 were expensed during the three months ended September 30, 2003 representing primarily external investment banker, legal and accounting fees incurred in conjunction with the ongoing activities related to our proposed merger with PMC Commercial. Our merger related costs are required to be expensed as they are incurred.

     Realized and unrealized gain (loss) on investments

     Realized and unrealized gain (loss) on investments decreased $366,000 to a loss of $758,000 during the three months ended September 30, 2003 compared to a loss of $392,000 during the three months ended September 30, 2002. Our realized and unrealized gain (loss) on investments consisted of the following:

	Three Months Ended September 30, 2003

		Assets		Investment in
	Retained	Acquired in	Loans	Unconsolidated
	Interests (1)	Liquidation	Receivable	Subsidiaries	Total

			(In thousands)
Realized losses	$(163)	$(16)	$(32)	$—	$(211)
Change in unrealized appreciation (depreciation) on investments	(358)	(346)	(1)	158	(547)

Total realized and unrealized gain (loss) on investments	$(521)	$(362)	$(33)	$158	$(758)

	Three Months Ended September 30, 2002

		Assets		Investment in
	Retained	Acquired in	Loans	Unconsolidated
	Interests (1)	Liquidation	Receivable	Subsidiaries	Total

			(In thousands)
Realized losses	$(1,123)	$—	$—	$—	$(1,123)
Change in unrealized appreciation (depreciation) on investments	981	(103)	(147)	—	731

Total realized and unrealized loss on investments	$(142)	$(103)	$(147)	$—	$(392)

(1)	Includes the mortgage-backed security of our affiliate.

     Retained Interests

     The primary reason for the unrealized depreciation of $358,000 and realized losses of $163,000 on our Retained Interests during the three months ended September 30, 2003 was a decrease in our expectation of future cash flows from the interest to be received on our reserve funds and an increase in actual and anticipated prepayments.

     The primary reason for the unrealized appreciation of $981,000 during the three months ended September 30, 2002 was a decrease in the discount rates used to value our Retained Interests. The decrease in discount rates caused unrealized appreciation of $1,167,000 during the three months ended September 30, 2002. The decrease in discount rates was a result of the lower interest rate environment at September 30, 2002 compared to June 30, 2002. The realized losses of $1,123,000 resulted primarily from (i) increased anticipated losses related primarily to the 2000 structured loan sale transaction and (ii) lower than anticipated income on our underlying loans receivable and reserve funds.

     Loans Receivable

     We recognized a net loss of $33,000 consisting of realized and unrealized losses on our loans receivable during the three months ended September 30, 2003 compared to a loss of $147,000 consisting of realized and unrealized losses on our loans receivable during the three months ended September 30, 2002.

     Assets Acquired in Liquidation

     We recorded $362,000 and $103,000 in unrealized and realized losses on our assets acquired in liquidation during the three months ended September 30, 2003 and 2002, respectively. The unrealized losses during the three months ended September 30, 2003 related primarily to devaluation of collateral. The unrealized losses during the three months ended September 30, 2002 related primarily to devaluation of collateral and additional expected capital expenditures.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Analysis

     We generated cash flows from operating activities of $1,781,000 and $3,937,000 during the nine months ended September 30, 2003 and 2002, respectively. The primary source of funds from operating activities is our net investment income which was $3,797,000 and $4,281,000 (a decrease of $484,000) during the nine months ended September 30, 2003 and 2002, respectively. Our cash flows from operating activities are also affected by the change in our current assets and current liabilities which decreased by $1,902,000. The primary reasons for the decrease in cash flows from our current assets and current liabilities were decreases in (i) borrower advances (ii) accrued interest payable and (iii) accounts payable.

     We used cash of $9,990,000 and generated cash of $27,802,000 from investing activities during the nine months ended September 30, 2003 and 2002, respectively. This $37,792,000 decrease in cash flows provided from investing activities relates primarily to a decrease in proceeds from structured loan sale transactions of $37,901,000 and a net increase in loans funded less principal collected of $3,830,000. We completed our 2002 structured loan sale transaction during the nine months ended September 30, 2002 while no structured loan sale transaction was completed during the nine months ended September 30, 2003. Partially offsetting the reduced cash flow from investing activities were an increase in our advances from affiliates, net, of $1,487,000 and a decrease in investment in Retained Interests of $2,675,000 relating primarily to our investment in the 2002 structured loan sale transaction.

     We generated cash of $3,851,000 and used cash of $17,841,000 from financing activities during the nine months ended September 30, 2003 and 2002, respectively. This $21,692,000 increase in cash flows from financing activities primarily relates to (i) the repayment of $11,490,000 in SBA debentures during 2002 compared to the issuance of $4,190,000 in SBA debentures during 2003, (ii) an increase in proceeds from our revolving credit facility, net, of $9,250,000 and (iii) a reduction in dividends paid on our common stock of $1,897,000. These increases in cash flow were partially offset by the repayment of $5,000,000 in notes payable during 2003. The increased use of our revolving credit facility was due in part to the delay in completing a structured loan sale transaction. Our revolving credit facility was repaid in full upon completion of our structured loan sale transaction in October 2003.

Sources and Uses of Funds

     Overview

     We currently have availability of $10.0 million under our revolving credit facility (after repayment of the outstanding balance in October 2003), $5.0 million under our guidance line facility, subject to bank approval, and $8.0 million in outstanding commitments from the SBA to provide additional SBA debentures. The cash available from our structured loan sale transaction completed in October 2003 was $37.7 million after issuance costs, initial funding of the reserve balance and repayment of the amount outstanding under our revolving credit facility of $10.3 million. Of the proceeds from the structured loan sale transaction, approximately $33 million was paid to PMC Investment Corporation (“PMCIC”) and Western Financial Capital Corporation (“Western Financial”) as compensation for their portion of the loans sold. As a result, PMCIC and Western Financial have $34 million in cash which is available for future operating commitments of PMCIC and Western Financial. Pursuant to SBA rules and regulations, PMCIC and Western Financial cannot advance funds to PMC Capital or its affiliates. As a result, PMC Capital will have to borrow funds on its revolving credit facility while PMCIC and/or Western Financial have cash and cash equivalents. Our outstanding commitments to fund loans were $19.7 million at September 30, 2003. Commitments have fixed expiration dates and require payment of a fee to us. Since some commitments expire without the proposed loan closing, the total committed amounts do not necessarily represent future cash requirements.

     During the fourth quarter of 2003, we anticipate loan originations will range from $6 million to $10 million. We expect our loan originations anticipated to occur during the next twelve months, including those on which we have commitments at September 30, 2003, to be funded primarily with cash available from completion of our October 2003 structured loan sale transaction. If additional sources of funds are needed, we expect to obtain those funds from (i) issuance of SBA debentures or (ii) advances under our revolving credit facility.

     We have $5.0 million in notes payable at an interest rate of LIBOR plus 1.3% that mature in April 2004 and $10.0 million in notes payable at an interest rate of LIBOR plus 1.4% that mature in July 2004. We anticipate that these notes payable will either be “rolled-over” into new notes payable with an extended maturity or repaid at maturity.

     Sources of Funds

     General

     We expect that funds available as a result of the completion of our structured loan sale transaction and, to the extent necessary, the sources of funds described below should be sufficient to meet our working capital needs. However, there can be no assurance that we will be able to raise additional funds through these financing sources. If these sources are not available, we may have to originate loans at reduced levels, refer commitments to PMC Commercial, or sell assets.

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

     Structured Loan Sale Transactions

     Our primary source of funds has been structured loan sale transactions. We generated net proceeds of $37.9 million, $44.5 million and $24.7 million from the completion of our 2002, 2001 and 2000 structured loan sale transactions, respectively. In addition, we generated net proceeds of $50.5 million from the completion of our structured loan sale transaction in October 2003.

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

     Debt

     For our short-term working capital needs, including loan originations, we have a revolving credit facility. The aggregate amount outstanding pursuant to this facility cannot exceed $10 million. We also have a guidance line facility of $5 million, subject to bank approval. Advances pursuant to the credit facility bear interest at our option at either the lender’s prime rate less 50 basis points or LIBOR plus 175 basis points. The credit facility requires that we meet certain covenants (terms as defined in the agreement), the most restrictive of which provides that (i) the ratio of net charge-offs to net loans receivable may not exceed 2%, (ii) the ratio of assets to debt may not fall below 110% for PMC Capital and 135% including our consolidated subsidiaries and (iii) the problem loans percentage cannot exceed 10% of our serviced loan portfolio. At September 30, 2003, we were in compliance with the covenants of this facility. As of September 30, 2003, we had approximately $9.3 million outstanding under this facility with interest based on the prime rate ($6.1 million) and LIBOR ($3.2 million). The facility matures in May 2004. We repaid the amount outstanding under our revolving credit facility with proceeds from our structured loan sale transaction completed in October 2003.

     We have $35.0 million of notes payable which require us to meet certain covenants, the most restrictive of which require that (i) net loans receivable must exceed 150% of senior funded debt, (ii) loan losses for any twelve-month period must not exceed 3% of net loans receivable and (iii) our consolidated earnings plus interest expense must exceed 150% of interest expense. At September 30, 2003, we were in compliance with the covenants of these notes.

     At September 30, 2003, we had outstanding commitments from the SBA to provide up to $8.0 million ($1.0 million expiring September 2004 and $7.0 million expiring September 2007) in additional SBA debentures.

     Uses of Funds

     General

     Our primary use of funds is to originate loans to small businesses in the limited service hospitality industry. We also use funds for payment of dividends to shareholders, principal payments on borrowings, interest and salaries and other general and administrative expenses.

     We have $5.0 million in notes payable at an interest rate of LIBOR plus 1.3% that mature in April 2004 and $10.0 million in notes payable at an interest rate of LIBOR plus 1.4% that mature in July 2004. We anticipate that these notes payable will either be “rolled-over” into new notes payable with an extended maturity or repaid at maturity.

     As a regulated investment company, pursuant to the Internal Revenue Code of 1986, as amended, we are required to pay out substantially all of our taxable net income to our common shareholders. See “Dividends.”

     Loan Originations

     At September 30, 2003, commitments to originate loans were approximately $19.7 million. We anticipate that our loan origination volume (which averaged $11.5 million per quarter during 2002 and $8.9 million per quarter during the first three quarters of 2003) will range from $6 million to $10 million during the fourth quarter of 2003.

     Impact of Inflation

     To the extent that we originate fixed-rate loans while we borrow funds at variable rates, we have an interest rate mismatch. In an inflationary environment, if variable-rates were to rise significantly and we were originating fixed-rate loans, our net interest margin would be reduced. Currently we are originating variable-rate loans and $34.3 million of our debt has variable rates of interest; therefore, we do not believe inflation will have a significant impact on us in the near future. To the extent costs of operations rise while economic conditions prevent a matching rise in revenue rates (i.e., room rates, menu prices, gasoline prices, etc.), our borrowers would be negatively impacted and valuation losses could result. Accordingly, our borrowers can be impacted by inflation. In addition, in an inflationary environment we could experience pressure to increase our income and our dividend yield to maintain our stock price.

Summarized Contractual Obligations, Commitments and Contingencies

     Our contractual obligations at September 30, 2003 are summarized as follows:

	Payments Due by Period

Contractual		Less than	1 to 3	4 to 5	After 5
Obligations	Total	1 year	years	years	years

	(In thousands)
Notes and debentures payable	$53,500	$15,000	$27,000	$—	$11,500
Revolving credit facility	9,250	9,250	—	—	—
Redeemable preferred stock (1)	4,000	—	—	—	4,000
Operating leases (2)	1,311	95	442	357	417
Employment agreements (3)	2,988	1,120	1,868	—	—

Total contractual cash obligations	$71,049	$25,465	$29,310	$357	$15,917

(1)	The 4% preferred stock of our subsidiary was issued in 1994 ($2.0 million) and 1995 ($2.0 million) and must be redeemed at par no later than 15 years from the date of issuance.

(2)	Represents future minimum lease payments under our leases for office space.

(3)	We have employment agreements with certain of our officers.

     Our commitments at September 30, 2003 are summarized as follows:

		Amount of Commitment Expiration Per Period

	Total Amounts	Less than	1 to 3	4 to 5	Over 5
Other Commitments	Committed	1 year	years	years	years

	(In thousands)
Indemnification (1)	$—	$—	$—	$—	$—
Environmental (2)	—	—	—	—	—
Other commitments (3)	19,670	19,670	—	—	—

Total commitments	$19,670	$19,670	$—	$—	$—

(1)	Represents our cross indemnification agreements with PMC Commercial related to the SPEs created in conjunction with our structured loan sale transactions completed in 2002, 2001 and 2000 with a maximum exposure at September 30, 2003 of $32.6 million. We valued our obligations pursuant to these cross indemnification agreements at zero.

(2)	PMC Funding, our non-consolidated, non-investment company act subsidiary, has recorded a liability of approximately $240,000 for the estimated remaining costs to remediate an environmental obligation related to an asset acquired through liquidation and subsequently sold during 1999 by PMC Funding. We cannot currently estimate when or if the full obligation may be required to be paid. There can be no assurance of the accuracy of this estimate.

(3)	Represents loan commitments outstanding.

     See Note 15 to the accompanying consolidated financial statements for a discussion of commitments and contingencies.

FACTORS THAT MAY AFFECT FUTURE OPERATING RESULTS

     Asset-Backed Structured Loan Sale Transaction Market: A number of factors could impair our ability, or alter our decision, to complete a structured loan sale transaction. These factors include, but are not limited to:

•	As a result of certain economic conditions, investors in the type of asset-backed securities that we place may increase our cost of capital by widening the “spreads” they require in order to purchase the asset-backed securities or cease acquiring our type of asset-backed security;

•	A deterioration in the performance of either our loans receivable or the loans receivable of PMC Commercial may deter potential investors from purchasing our asset-backed securities;

•	A deterioration in the operations of the limited service sector of the hospitality industry may deter potential investors from purchasing our asset-backed securities or lower the available rating from the rating agencies;

•	A reduction in the performance of the loans receivable of our prior transactions or of similar transactions (for example, higher than expected loan losses or delinquencies) may deter potential investors from purchasing our asset-backed securities; and

•	A change in the underlying criteria utilized by the rating agencies may cause our transactions to receive lower ratings than previously issued thereby increasing the cost of capital on our transactions.

     In general, to the extent a structured loan sale transaction is delayed or unable to be completed, we will either have to increase our capacity under our revolving credit facility, enter into new debt agreements, cease or reduce originating new loans until a structured loan sale transaction is completed or sell assets, potentially on unfavorable terms. In addition, we may choose to sell pools of loans receivable on terms unfavorable to us (reducing our future cash flows) including:

•	Increased cost of funds;

•	Increased cash reserve requirements;

•	Increased subordinated portions of loans receivable; or

•	Decreased transaction size.

     Loan Portfolio Trend: We primarily originate variable-rate loans based on LIBOR which currently provides a lower cost variable interest rate alternative to our borrowers than our fixed-rate loan products. As a result of the uncertainties in the marketplace due to the sluggishness of the economy and the impact of the ongoing conflict in the Middle East, fewer hospitality properties were being marketed to be sold or refinanced; therefore, fewer property sales were requiring financing. In addition, we did not complete a structured loan sale transaction that we had expected to be completed in the first quarter of 2003 until October 2003. Since our capacity to borrow on our revolving credit facility was reducing until the 2003 structured loan sale transaction was completed, we limited the amount of commitments to originate new loans. Due to the delayed transaction and the economic factors described above, our pipeline for new loans was decreasing and, as a result, our outstanding commitments to originate loans at September 30, 2003 of $19.7 million was significantly less than outstanding commitments to fund loans of $29.4 million at December 31, 2002. During the fourth quarter of 2003, we anticipate that our loan originations will range from $6 million to $10 million.

     When fewer properties are being refinanced, the collateral value underlying our loans receivable could be reduced and, as a result, cause a reduction in the equity our borrowers have in their properties. To the extent the loan then goes into default, the magnitude of the impairment would be greater. In addition, during these periods of time, the length of time to sell assets acquired in liquidation may increase.

     Hospitality Industry Factors: Reductions in business and discretionary travel caused a moderation in demand for hotel rooms and a slowdown in construction of hospitality properties (including limited service hospitality properties). These reductions were primarily caused by (i) traveler concerns about the safety and convenience of air travel, (ii) a general reluctance to be away from home and (iii) a downturn in corporate profits, investments and transactions which led to aggressive business travel reductions. Although the Federal Reserve has lowered interest rates during the last three years to aid in stimulating the economy and to provide liquidity, consumer and business confidence declined. This lack of confidence, which continued into the beginning of 2003, caused a significant strain on the travel and hotel industries as well as numerous other industries. Political uncertainties impeded a rebound in consumer and investor confidence and spending.

However, the limited service segment of the hospitality industry was less impacted and, during this downturn in business, outperformed the luxury and upscale sectors which experienced the weakest performance. Recently, there have been indications that the factors that were causing our reduced lending volume have subsided. There appears to be a rebound in revenue trends for the limited service hospitality industry and more properties are being sold.

     Another factor which affects the limited service sector of the hospitality industry is a significant rise in gasoline prices within a short period of time. Most of the limited service hospitality properties collateralizing our serviced loans are located on interstate highways. Historically, when gas prices sharply increase, occupancy rates for properties located on interstate highways decrease.

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

SARBANES-OXLEY ACT OF 2002

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Act”) which imposes a wide variety of regulatory requirements on publicly-held companies. These requirements include, but are not limited to:

•	certification by the chief executive officer and chief financial officer that periodic financial statements filed with the Securities and Exchange Commission (the “SEC”) present fairly the operations and financial condition of the Company;

•	a prohibition on making loans to corporate executives;

•	the establishment of a reporting obligation with respect to disclosure controls and procedures requiring the chief executive officer and chief financial officer to certify in periodic reports filed with the SEC that they are responsible for establishing and maintaining disclosure controls and procedures for the Company and if there were significant changes in internal controls subsequent to the date of their evaluation;

•	the requirement that our annual reports (beginning December 31, 2004) contain an internal control report stating management’s responsibility for establishing and maintaining adequate internal controls and procedures for financial reporting and management’s conclusions regarding the effectiveness of internal controls and procedures for financial reporting attested to and reported on by the external auditor; and

•	a reduction in the mandatory period for principal stockholders or senior executives to disclose changes in ownership of securities to two business days after changes are executed.

     The Act required us to evaluate our current policies and procedures to ensure our compliance with current laws and regulations. We will continue to monitor our compliance with all future regulations that are adopted and will take any necessary actions to maintain compliance.

DIVIDENDS

     PMC Capital has historically paid dividends equal to at least 100% of its investment company taxable income. There are certain timing differences between book and tax income, most notably the recognition of income relating to our structured loan transactions, merger related costs and unrealized gains and losses on our investments. As a result of these timing differences, including the anticipation of cash flows from the SPEs, the payment and amount of dividends does not necessarily coincide with our earnings and we may have a distribution of dividends in excess of our net income. In addition, our dividends paid since we became an investment company exceeded our earnings and profits for tax purposes. We did not recognize any return of capital for dividend reporting purposes during the year ended December 31, 2002. For the year ending December 31, 2003, we may recognize return of capital for dividend reporting purposes depending upon the significance of timing differences related to assets acquired in liquidation. The computation of return of capital provides for several timing differences, most notably relating to the recognition of gain treatment on structured loan transactions.

     On January 13, 2003, April 14, 2003 and July 14, 2003, we paid $0.12 per share in dividends to common shareholders of record on December 31, 2002, March 31, 2003 and June 30, 2003. We declared a $0.12 per share dividend to common shareholders of record on September 30, 2003 which was paid on October 14, 2003. Our Board may amend the level of quarterly dividends as warranted by actual and/or anticipated earnings, as well as other factors.

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

LOANS RECEIVABLE

     Our variable-rate loans receivable are generally at spreads over LIBOR ($68.8 million and $48.7 million at September 30, 2003 and December 31, 2002, respectively) or the prime rate ($20.7 million and $22.6 million at September 30, 2003 and December 31, 2002, respectively) consistent with the market. Accordingly, increases or decreases in interest rates will generally not have a material impact on the valuation of our variable-rate loans receivable.

     At September 30, 2003 and December 31, 2002, we had $89.5 million and $71.3 million of variable-rate loans receivable, respectively and $34.3 million and $25.0 million of variable-rate debt at September 30, 2003 and December 31, 2002, respectively. We have interest rate risk on the differential between our variable-rate loans receivable outstanding and our variable-rate debt ($55.2 million and $46.3 million at September 30, 2003 and December 31, 2002, respectively). To the extent variable rates continue to decrease we would have a decrease in interest income and interest expense. Since our variable-rate loans receivable exceed our variable-rate debt, reductions in variable interest rates will negatively impact our results of operations.

     The sensitivity of our variable-rate loans receivable and debt to changes in interest rates is regularly monitored and analyzed by measuring the characteristics of our assets and liabilities. We assess interest rate risk in terms of the potential effect on interest income net of interest expense and the value of net assets in an effort to ensure that we are insulated from any significant adverse effects from changes in interest rates. Based on our analysis of the sensitivity of interest income net of interest expense at September 30, 2003, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net investment income by approximately $552,000 on an annual basis. In comparison, based on our analysis of the sensitivity of interest income net of interest expense at December 31, 2002, if the consolidated balance sheet were to remain constant and no actions were taken to alter the existing interest rate sensitivity, each hypothetical 100 basis point reduction in interest rates would reduce net investment income by approximately $463,000.

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

     At September 30, 2003 and December 31, 2002, we had $10.9 million and $15.9 million of fixed-rate loans receivable, respectively. The fair value of our fixed-rate loans receivable is dependent upon several factors including changes in interest rates and the market for the types of loans that we have originated.

CURRENT AND LONG-TERM DEBT

     As of September 30, 2003 and December 31, 2002, approximately $32.5 million (including our redeemable preferred stock) and $29.3 million, respectively, of our consolidated debt had fixed rates of interest and is therefore not affected by changes in interest rates. Currently, market rates of interest are below the rates we are obligated to pay on the majority of our fixed-rate debt.

     The following presents the principal amounts, weighted average interest rates and fair values required by year of expected maturity to evaluate the expected cash flows and sensitivity to interest rate changes on our outstanding debt at September 30, 2003 and December 31, 2002.

     Market risk disclosures related to our outstanding debt at September 30, 2003 consisted of the following:

	Twelve-Month Period Ending September 30,

							Carrying	Fair
	2004	2005	2006	2007	2008	Thereafter	Value	Value (1)

				(In thousands)
Fixed-rate debt (2)	$—	$17,000	$—	$—	$—	$15,500	$32,500	$33,311
Variable-rate debt (primarily LIBOR-based) (3)	24,250	—	10,000	—	—	—	34,250	34,250

Totals	$24,250	$17,000	$10,000	$—	$—	$15,500	$66,750	$67,561

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at September 30, 2003 was 7.3%.

(3)	The weighted average interest rate of our variable-rate debt at September 30, 2003 was 2.7%.

     Market risk disclosures related to our outstanding debt at December 31, 2002 consisted of the following:

	Year Ending December 31,

							Carrying	Fair
	2003	2004	2005	2006	2007	Thereafter	Value	Value (1)

				(In thousands)
Fixed-rate debt (2)	$5,000	$—	$17,000	$—	$—	$7,310	$29,310	$29,915
Variable-rate debt (LIBOR-based) (3)	—	15,000	—	10,000	—	—	25,000	25,000

Totals	$5,000	$15,000	$17,000	$10,000	$—	$7,310	$54,310	$54,915

(1)	The estimated fair value is based on a present value calculation based on prices of the same or similar instruments after considering risk, current interest rates and remaining maturities.

(2)	The weighted average interest rate of our fixed-rate debt at December 31, 2002 was 7.8%.

(3)	The weighted average interest rate of our variable-rate debt at December 31, 2002 was 3.1%.

RETAINED INTERESTS

     We have an investment in Retained Interests which is valued by our Board based on various factors including estimates of appropriate discount rates. Changes in discount rates used in determining the fair value of the Retained Interests will have an impact on the recorded value and future earnings. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if discount rates were 100 basis points or 200 basis points higher than rates estimated at September 30, 2003, the value of our Retained Interests and our net income would decrease by approximately $1.4 million and $2.8 million, respectively. Assuming all other factors (i.e., prepayments, losses, etc.) remain unchanged, if discount rates were 100 basis points or 200 basis points higher than rates estimated at December 31, 2002, the value of our Retained Interests and our net income would decrease by approximately $1.6 million and $3.0 million, respectively.

Item 4.
Controls and Procedures

     Our Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our current disclosure controls and procedures are effective in timely notifying them of material information relating to us (including our consolidated subsidiaries) required to be disclosed in the reports we file or submit under the Exchange Act.

     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
Other Information

ITEM 6. Exhibits and Reports on Form 8-K

     A. Exhibits

3.1	Articles of Incorporation (incorporated by reference to Exhibit 1 to the Registration Statement on Form N-2 (Registration No. 33-2535) (the “N-2 Registration Statement”) dated June 28, 1983)
3.2	Amendment to Articles of Incorporation (incorporated by reference to Exhibit 4 (b) (1) to Amendment No. 9 to the N-2 Registration Statement dated May 1, 1991)
3.3	By-laws, as amended (incorporated by reference to Exhibit 2 to Amendment No. 7 to the N-2 Registration Statement dated May 5, 1989)
*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934
*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Act of 1934
**32.1	Section 906 Certification — Chief Executive Officer
**32.2	Section 906 Certification — Chief Financial Officer

*	Filed herewith.

**	Submitted herewith.

     B. Reports on Form 8-K

On August 13, 2003, we filed a report on Form 8-K pursuant to Item 12 related to our press release announcing our results of operations and financial condition for the three and six months ended June 30, 2003.

On September 15, 2003, we filed a report on Form 8-K pursuant to Item 12 related to our press release announcing our quarterly dividend declared.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PMC Capital, Inc.

Date:	11/14/03	/s/ Lance B. Rosemore

Lance B. Rosemore
President and Chief Executive Officer

Date:	11/14/03	/s/ Barry N. Berlin

Barry N. Berlin
Chief Financial Officer
(Principal Accounting Officer)